Form 10-Q
period 2021-03-31
FIVE STAR BANCORP
filed 2021-06-17
CIK 1275168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-40379

FIVE STAR BANCORP

(Exact name of Registrant as specified in its charter)

California	75-3100966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3100 Zinfandel Drive	Suite 100	Rancho Cordova	CA	95670
(Address of principal executive office)				(Zip Code)

Registrant’s telephone number, including area code: (916) 626-5000

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, no par value per share	FSBC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 14, 2021, there were 17,225,508  shares of the registrant’s common stock, no par value, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance, or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

●	uncertain market conditions and economic trends nationally, regionally and particularly in Northern California and California, including as a result of the COVID-19 pandemic;

●	risks related to the concentration of our business in California, and specifically within Northern California, including risks associated with any downturn in the real estate sector;

●	the occurrence of significant natural disasters, including fires and earthquakes;

●	risks related to the impact of the COVID-19 pandemic on our business and operations;

●	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

●	risks related to our strategic focus on lending to small to medium-sized businesses;

●	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and the value of loan collateral and securities;

●	our ability to attract and retain executive officers and key employees and their customer and community relationships;

●	the risks associated with our loan portfolios, and specifically with our commercial real estate loans;

●	our level of nonperforming assets and the costs associated with resolving problem loans, if any, and complying with government-imposed foreclosure moratoriums;

●	our ability to maintain adequate liquidity (including in compliance with the U.S. rules finalizing the Basel Committee on Banking Supervision’s December 2010 capital framework (“Basel III”)) and to raise necessary capital to fund our growth strategy and operations or to meet increased minimum regulatory capital levels;

●	the effects of increased competition from a wide variety of local, regional, national, and other providers of financial and investment services;

●	risks associated with unauthorized access, cyber-crime, and other threats to data security;

●	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including supervisory actions by federal and state banking agencies;

●	the impact of recent and future legislative and regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by our regulators, and economic stimulus programs;

●	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”);

●	our ability to implement, maintain, and improve effective internal controls; and

●	other factors that are discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this report, including those discussed in the section entitled “Risk Factors.” New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.

Additional factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in the section entitled “Risk Factors” of our Form S-1 which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 4, 2021, copies of which are available from us at no charge. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIVE STAR BANCORP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS As of March 31, 2021 and December 31, 2020 (Unaudited) (In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020

ASSETS

Cash and due from financial institutions	$44,720	$46,028
Interest-bearing deposits in banks	389,872	244,465
Cash and cash equivalents	434,592	290,493

Time deposits in banks	25,696	23,705
Securities – available-for-sale, at fair value	127,251	114,949
Securities – held-to-maturity, at amortized cost	6,486	7,979
Loans held for sale	3,060	4,820
Loans, net of allowance for loan losses of $22,271 and $22,189 at March 31, 2021 and December 31, 2020, respectively	1,521,222	1,480,970
Federal Home Loan Bank of San Francisco (“FHLB”) stock	6,232	6,232
Premises and equipment, net of accumulated depreciation of $3,553 and $3,421 at March 31, 2021 and December 31, 2020, respectively	1,645	1,663
Bank owned life insurance	8,714	8,662
Interest receivable and other assets	15,839	14,292
	$2,150,737	$1,953,765

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$798,825	$695,687
Interest-bearing	1,184,285	1,088,314
Total deposits	1,983,110	1,784,001

Subordinated notes, net	28,336	28,320
Interest payable and other liabilities	7,914	7,669
Total liabilities	2,019,360	1,819,990

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 11,007,005 shares issued and outstanding as of March 31, 2021; 11,000,273 shares issued and outstanding as of December 31, 2020	110,144	110,082
Retained earnings	21,623	22,348
Accumulated other comprehensive (loss) income, net	(390)	1,345
Total shareholders’ equity	131,377	133,775
	$2,150,737	$1,953,765

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (In thousands, except share and per share data)

	For the three months ended March 31,
	2021	2020
Interest and dividend income
Loans, including fees	$18,613	$16,061
Taxable securities	259	386
Nontaxable securities	214	68
Interest-bearing deposits in other banks	104	504
	19,190	17,019
Interest expense
Deposits	699	2,367
Subordinated notes	443	444
	1,142	2,811

Net interest income	18,048	14,208

Provision for loan losses	200	2,600

Net interest income after provision for loan losses	17,848	11,608

Non-interest income
Service charges on deposit accounts	90	100
Net gains on sales of securities available-for-sale	182	532
Gain on sale of loans	931	639
Loan-related fees	122	218
FHLB stock dividends	78	89
Earnings on bank-owned life insurance	52	57
Other	161	118
	1,616	1,753
Non-interest expense
Salaries and employee benefits	4,697	3,446
Occupancy and equipment	451	380
Data processing and software	629	452
Federal deposit insurance	280	205
Professional services	1,532	339
Advertising and promotional	170	255
Loan-related expenses	229	131
Other operating expenses	816	888
	8,804	6,096

Income before provision for income taxes	10,660	7,265

Provision for income taxes	382	259

Net income	$10,278	$7,006

Basic earnings per share	$0.93	$0.72
Diluted earnings per share	$0.93	$0.72

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In thousands, except share and per share data)

	For the three months ended March 31,
	2021	2020
Net income	$10,278	$7,006

Net unrealized holding (losses) gains on securities available-for-sale during the period	(1,614)	749
Reclassification adjustment for net realized gains included in net income	(185)	(532)

Income tax (benefit) expense related to other comprehensive (loss) income	(64)	8

Other comprehensive (loss) income	(1,735)	209

Total comprehensive income	$8,543	$7,215

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2021 and 2020 (Unaudited) (In thousands, except share and per share data)

				Accumulated
	Common Stock			Other
				Comprehensive
			Retained	(Loss) Income,
(in thousands, except share data; unaudited)	Shares	Amount	Earnings	Net of Taxes	Total
For the three months ended March 31, 2021
Balance at December 31, 2020	11,000,273	$110,082	$22,348	$1,345	$133,775
Net income	—	—	10,278	—	10,278
Other comprehensive expense	—	—	—	(1,735)	(1,735)
Stock compensation expense	—	62	—	—	62
Stock issued under stock award plans	9,454	—	—	—	—
Stock forfeitures	(2,722)	—	—	—	—
Cash dividends paid ($1.00 per share)	—	—	(11,003)	—	(11,003)
Balance at March 31, 2021	11,007,005	$110,144	$21,623	$(390)	$131,377

For the three months ended March 31, 2020
Balance at December 31, 2019	9,674,875	$96,114	$12,789	$(26)	$108,877
Net income	—	—	7,006	—	7,006
Other comprehensive income	—	—	—	209	209
Stock compensation expense	—	64	—	—	64
Stock issued under stock award plans	8,148	—	—	—	—
Cash dividends paid ($0.70 per share)	—	—	(6,772)	—	(6,772)
Balance at March 31, 2020	9,683,023	$96,178	$13,023	$183	$109,384

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2021 and 2020 (Unaudited) (In thousands, except share and per share data)

	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income	$10,278	$7,006
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	200	2,600
Loans originated for sale	(13,021)	(21,885)
Gain on sale of loans	(931)	(639)
Proceeds from sales of loans	10,892	11,536
Net (gains) losses on sales of securities available-for-sale	(182)	(532)
Earnings on bank owned life insurance	(52)	(57)
Stock compensation expense	62	64
Change in deferred loan fees	2,087	(49)
Amortization and accretion of security premiums and discounts	361	270
Amortization of subordinated note issuance costs	16	17
Depreciation and amortization	131	100
Net changes in:
Interest receivable and other assets	(1,485)	(1,217)
Interest payable and other liabilities	245	(815)
Net cash provided by (used in) operating activities	8,601	(3,601)
Cash Flows from Investing Activities:
Proceeds on sale of available-for-sale securities	11,456	18,696
Maturities, prepayments and calls of securities available-for-sale	4,520	3,978
Purchases of securities available-for-sale	(28,761)	(16,664)
(Decrease) increase in time deposits in banks	(1,991)	2,255
Loan originations, net of repayments	(37,719)	(70,930)
Purchase of premises and equipment	(113)	(124)
Net cash used in investing activities	(52,608)	(62,789)
Cash Flows from Financing Activities:
Net change in deposits	199,109	60,402
Federal Home Loan Bank advance	—	20,000
Cash dividends paid	(11,003)	(6,772)
Net cash provided by financing activities	188,106	73,630
Net change in cash and cash equivalents	144,099	7,240
Cash and cash equivalents at beginning of period	290,493	177,366
Cash and cash equivalents at end of period	$434,592	$184,606
Supplemental disclosure of cash flow information:
Interest paid	$1,170	$2,867
Income taxes paid	$—	$2
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans held for investment to loans held for sale	$4,820	$6,527
Unrealized gains (losses) on securities	$1,797	$(218)

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Basis of Presentation

Nature of Operations and Principles of Consolidation: Five Star Bank (the “Bank”) was chartered on October 26, 1999 and began operations on December 20, 1999. Five Star Bancorp (“Bancorp” or the “Company”) was incorporated on September 16, 2002, and subsequently obtained approval from the Board of Governors of the Federal Reserve System (“Federal Reserve”) to be a bank holding company in connection with its acquisition of the Bank. The Company became the sole shareholder of the Bank on June 2, 2003 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.

The Company, through the Bank, provides financial services to customers who are predominately small and middle-market businesses, professionals, and individuals residing in the northern California region. Its primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit; and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has seven branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, and Yuba City, and two loan production offices in Santa Rosa and Sacramento.

The Company terminated its status as a “Subchapter S” corporation as of May 5, 2021, in connection with the Company’s Initial Public Offering (“IPO”) and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense.

On April 9, 2021, the Company publicly filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) in connection with its IPO (the “Registration Statement”), which was subsequently amended on April 26, 2021 and May 3, 2021. The Registration Statement was declared effective by the SEC on May 4, 2021. In connection with the IPO, the Company issued 6,054,750 shares of common stock, no par value, which included 789,750 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold to the public at a price of $20.00 per share and began trading on the Nasdaq Stock Market LLC on May 5, 2021. On May 7, 2021, the closing date of the IPO, the Company received total net proceeds of $109.1 million.

Basis of financial statement presentation and consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the SEC, including the instructions to Regulation S-X. However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, as filed in the Company’s Form S-1, which was declared effective by the SEC on May 4, 2021.

The unaudited consolidated financial statements include Five Star Bancorp and its wholly-owned subsidiary, Five Star Bank. All significant intercompany transactions and balances are eliminated in consolidation.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2021.

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated, on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.

The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, may take advantage of specified reduced reporting requirements and is relieved of other significant requirements that are otherwise generally applicable to other public companies.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ.

Earnings Per Share (“EPS”)

Basic EPS is net income divided by the weighted average number of common shares outstanding during the period less average unvested restricted stock awards. Diluted EPS includes the dilutive effect of additional potential common shares related to unvested restricted stock awards using the treasury stock method. The Company has two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings, and therefore are considered participating securities. However, under the two-class method, the difference in EPS is not significant for these participating securities.

	For the three months ended
(in thousands, except per share data)	March 31, 2021	March 31, 2020
Weighted average basic and dilutive common shares outstanding	10,998,041	9,688,135
Net income	$10,278	$7,006
Basic EPS	$0.93	$0.72
Diluted EPS	$0.93	$0.72

During the three months ended March 31, 2021 and 2020, there were no outstanding stock options. Anti-dilutive shares, which are excluded from the dilutive EPS calculation, were deemed to be immaterial.

Note 2: Recently Issued Accounting Standards

The following reflect recent accounting standards that are pending adoption by the Company. As discussed in Note 1, Basis of Presentation, the Company qualifies as an emerging growth company, and as such, has elected the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below reflect effective dates for the Company as an emerging growth company with the extended transition period.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee’s obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve-month term. As amended by ASU 2020-05, ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2021 and requires a modified retrospective method of adoption. In July 2018, the FASB issued two amendments to ASU 2016-02: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides various corrections and clarifications to ASU 2016-02; and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides a new optional transition method and provides a lessor with practical expedients for separating lease and non-lease components of a lease. Entities will apply a modified retrospective approach at either the beginning of the earliest period presented or at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the effect that the ASU will have on its financial condition or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace the “incurred loss” model with a “current expected credit loss” (“CECL”) model. The CECL model will apply to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. The CECL model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statement of income and a related allowance for credit losses on the consolidated statement of condition at the time of origination or purchase of a loan receivable or held-to-maturity debt security. Likewise, subsequent changes in this estimate are recorded through credit loss expense and related allowance. The CECL model requires the use of not only relevant historical experience and current conditions, but reasonable and supportable forecasts of future events and circumstances, incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost. Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for loan losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company believes the change from an incurred loss model to a CECL model has the potential to increase the allowance for loan losses at the adoption date, the Company cannot reasonably quantify the impact of the adoption of the amendments to its financial condition or results of operations at this time due to the complexity and extensive changes from these amendments. The Company is working with its third-party vendor to identify data gaps and determine the appropriate methodologies and resources to utilize in preparation for transition to the new accounting standard, including but not limited to the use of certain tools to forecast future economic conditions that affect the cash flows of loans over their lifetime.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities. The primary objective of the amendments in this update is to simplify the application of hedge accounting. More specifically, the amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Furthermore, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Hedge ineffectiveness is no longer separately measured and reported. The amendments in this update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted in any interim period. The Company is currently evaluating the effect that the ASU will have on its financial condition or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU may be elected as of March 12, 2020 through December 31, 2022. An entity may choose to elect the amendments in this update at an interim period subsequent to March 12, 2020, with adoption methods varying based on transaction type. The Company has not elected to apply these amendments; however, the Company is assessing the applicability of the ASU and continues to monitor guidance for reference rate reform from FASB and its impact on the Company’s financial condition and results of operations.

Note 3: Fair Value of Assets and Liabilities

Fair Value Hierarchy and Fair Value Measurement

Accounting standards require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The following table summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2021
Assets:
Securities available-for-sale:
U.S. government treasuries, U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, and collateralized mortgage obligations	$127,251	$—	$127,251	$—	OCI
Derivatives – interest rate swap	126	—	126	—	NI
Liabilities:
Derivatives – interest rate swap	126	—	126	$—	NI

December 31, 2020
Assets:
Securities available-for-sale:
U.S. government treasuries, U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, and collateralized mortgage obligations	$114,949	$—	$114,949	$—	OCI
Derivatives – interest rate swap	149	—	149	—	NI
Liabilities:
Derivatives – interest rate swap	149	—	149	$—	NI

[1]	Other comprehensive income (“OCI”) or net income (“NI”).

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2). Level 2 securities include U.S. agencies or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of March 31, 2021 and December 31, 2020, there were no Level 1 or Level 3 securities.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both the Company’s credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to the Company. For further discussion on the Company’s methodology in valuing its derivative financial instruments, refer to Note 10, Derivative Financial Instruments and Hedging Activities.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned (“OREO”). As of March 31, 2021 and December 31, 2020, the Company did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2021 and December 31, 2020, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies (“BOLI”).

	March 31, 2021			December 31, 2020
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$434,592	$434,592	Level 1	$290,493	$290,493	Level 1
Time deposits in banks	25,696	25,696	Level 1	23,705	23,705	Level 1
Securities – available-for-sale	127,251	127,251	Level 2	114,949	114,949	Level 2
Securities – held-to-maturity	6,486	6,732	Level 3	7,979	8,755	Level 3
Loans – held for sale	3,060	3,200	Level 2	4,820	5,012	Level 2
Loans – held for investment	1,521,222	1,488,022	Level 3	1,480,970	1,464,794	Level 3
Interest receivable	5,725	5,725	Level 3	5,422	5,422	Level 3
Financial liabilities (recorded at amortized cost)
Deposits	1,983,110	1,973,064	Level 2	1,784,001	1,785,944	Level 2
Interest payable	47	47	Level 3	75	75	Level 3
Subordinated note	28,336	28,336	Level 3	28,320	28,320	Level 3

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at March 31, 2021 and December 31, 2020:

Cash and cash equivalents and time deposits in banks: The carrying amount is estimated to be fair value due to the liquid nature of the assets and their short-term maturities.

Investment securities: See discussion above for the methods and assumptions used by the Company to estimate the fair value of investment securities.

Loans held for sale: For loans held for sale, the fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.

Loans held for investment: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness without considering widening credit spreads due to market illiquidity, which approximates the exit price notion. The allowance for loan losses is considered to be a reasonable estimate of loan discount for credit quality concerns.

Interest receivable and payable: For interest receivable and payable, the carrying amount is estimated to be fair value.

Derivatives - interest rate swap: See discussion above for a discussion of the methods and assumptions used by the Company to estimate the fair value of derivatives.

Deposits: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates being offered at each reporting date by the Company for certificates with similar remaining maturities. For variable rate time deposits, cost approximates fair value.

Subordinated Notes: The fair value is estimated by discounting the future cash flow using the current rates, 3-month LIBOR. Both notes are not registered securities and issued through private placement, resulting in a Level 3 classification. Both notes are recorded at carrying value.

Note 4: Investment Securities

The Company’s investment securities portfolio consists of obligations of state and political subdivisions, U.S. federal government agencies such as Government National Mortgage Association (“GNMA”) and Small Business Administration (“SBA”), U.S. Government treasuries, U.S. government-sponsored enterprises (“GSEs”), such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal Home Loan Bank of San Francisco (“FHLB”). The Company also invests in residential and commercial mortgage-backed securities (“MBS”/“CMBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, as reflected in the following table.

A summary of the amortized cost and fair value related to securities held-to-maturity as of March 31, 2021 and December 31, 2020 is presented below.

Held-to-maturity:		Gross Unrealized
(in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
March 31, 2021
Obligations of state and political subdivisions	6,486	246	—	6,732
Total held-to-maturity	$6,486	$246	$—	$6,732
December 31, 2020
Obligations of state and political subdivisions	7,979	776	—	8,755
Total held-to-maturity	$7,979	$776	$—	$8,755

For securities issued by states and political subdivisions, management considers (i) issuer and/or guarantor credit ratings, (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal credit review of the financial information, and (v) whether or not such securities have credit enhancements such as guarantees, contain a defeasance clause, or are pre-refunded by the issuers.

A summary of the amortized cost and fair value related to securities available-for-sale as of March 31, 2021 and December 31, 2020 is presented below.

Available-for-sale:		Gross Unrealized
(in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
March 31, 2021
Mortgage-backed securities	$34,423	$183	$(417)	$34,189
U.S. Government agencies	30,670	104	(318)	30,456
U.S. Government treasuries	10,060	—	(79)	9,981
Obligations of state and political subdivisions	51,819	607	(502)	51,924
Collateralized mortgage obligations	682	19	—	701
Total available-for-sale	$127,654	$913	$(1,316)	$127,251
December 31, 2020
Mortgage-backed securities	$23,601	$338	$(7)	$23,932
U.S. Government agencies	32,069	111	(352)	31,828
Obligations of state and political subdivisions	57,137	1,291	(8)	58,420
Collateralized mortgage obligations	748	21	—	769
Total available-for-sale	$113,555	$1,761	$(367)	$114,949

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2021 and December 31, 2020 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021				December 31, 2020
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—	$494	$543	$—	$—
After one but within five years	—	—	1,135	1,194	2,143	2,351	1,141	1,206
After five years through ten years	—	—	7,187	7,314	2,755	3,023	8,340	8,599
After ten years	6,486	6,732	43,497	43,416	2,587	2,838	47,656	48,615

Investment securities not due at a single maturity date:
Mortgage-backed securities	—	—	34,423	34,189	—	—	23,601	23,932
Collateralized mortgage obligations	—	—	682	701	—	—	748	769
U.S. Government treasuries	—	—	10,060	9,981	—	—	—	—
U.S. Government agencies	—	—	30,670	30,456	—	—	32,069	31,828
Total	$6,486	$6,732	$127,654	$127,251	$7,979	$8,755	$113,555	$114,949

Sales of investment securities and gross gains and losses are shown in the following table:

	For the three months ended
(in thousands)	March 31, 2021	March 31, 2020
Available-for-sale:
Sales proceeds	$11,456	$18,696
Gross realized gains	182	532

Pledged investment securities are shown in the following table:

(in thousands)	March 31, 2021	December 31, 2020
Pledged to the State of California:
Secure deposits of public funds and borrowings	$51,351	$52,897
Total pledged investment securities	$51,351	$52,897

The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

March 31, 2021	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	$22,411	$(417)	$—	$—	$22,411	$(417)
U.S. Government agencies	8,632	(52)	14,318	(266)	22,950	(318)
Obligations of state and political subdivisions	34,998	(502)	—	—	34,998	(502)
U.S. Government treasuries	9,981	(79)	—	—	9,981	(79)
Total temporarily impaired securities	$76,022	$(1,050)	$14,318	$(266)	$90,340	$(1,316)

December 31, 2020	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Mortgage-backed securities	$1,786	$(7)	$—	$—	$1,786	$(7)
U.S. Government agencies	10,800	(56)	15,195	(296)	25,995	(352)
Obligations of state and political subdivisions	3,922	(8)	—	—	3,922	(8)
Total temporarily impaired securities	$16,508	$(71)	$15,195	$(296)	$31,703	$(367)

There were 113 and 31 securities in unrealized loss positions at March 31, 2021 and December 31, 2020, respectively, which were all classified as available-for-sale. As of March 31, 2021, the investment portfolio included 14 investment securities that had been in a continuous loss position for twelve months or more and 99 investment securities that had been in a loss position for less than twelve months. As of December 31, 2020, the investment portfolio included 14 investment securities that had been in a continuous loss position for twelve months or more and 17 investment securities that had been in a loss position for less than twelve months.

The Company periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary and has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying debt security.

There were no held-to-maturity securities in a continuous loss position at March 31, 2021 or December 31, 2020.

Obligations issued or guaranteed by government agencies such as GNMA and SBA or government-sponsored enterprises under conservatorship such as FNMA and FHLMC are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on-time and believes the risk of credit losses on these securities is remote.

The Company’s investment in obligations of state and political subdivisions bonds are deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $6.2 million of FHLB stock included in other assets on the consolidated statements of condition at both March 31, 2021 and December 31, 2020. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on management’s analysis of FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at March 31, 2021 and December 31, 2020. On April 29, 2021, FHLB announced a cash dividend for the first quarter of 2021 at an annualized dividend rate of 6.00%, which was paid on May 11, 2021. Cash dividends received on FHLB capital stock in the amount of $0.1 million were recorded as non-interest income.

Note 5: Loans and Allowance for Loan Losses

The Company’s loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of March 31, 2021 and December 31, 2020, total loans held for investment amounted to $1,521 million. The following table presents the balance of each major product type within the Company’s portfolio as of the dates indicated.

(in thousands)	March 31, 2021	December 31, 2020
Real estate:
Commercial	$1,053,417	$1,002,497
Commercial land and development	11,070	10,600
Commercial construction	66,979	91,760
Residential construction	7,843	11,914
Residential	26,216	30,431
Farmland	47,298	50,164
Commercial
Secured	129,502	138,676
Unsecured	19,224	17,526
Paycheck Protection Program (“PPP”)	182,876	147,965
Consumer and other	4,450	4,921
Subtotal	1,548,875	1,506,454
Less: Net deferred loan fees	5,382	3,295
Less: Allowance for loan losses	22,271	22,189
Total loans, net	$1,521,222	$1,480,970

Underwriting

Commercial loans - Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Real estate loans - Real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria.

Construction loans - With respect to construction loans that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the ultimate success of the project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are generally considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

Residential real estate loans - Residential real estate loans are underwritten based upon the borrower’s income, credit history, and collateral. To monitor and manage residential loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.

Farmland loans - Farmland loans are generally made to producers and processors of crops and livestock. Repayment is primarily from the sale of an agricultural product or service.  Farmland loans are secured by real property and are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions, and changes in business cycles, as well as adverse weather conditions.

Consumer loans - The Company purchased consumer loans underwritten utilizing credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.

Credit Quality Indicators

The Company has established a loan risk rating system to measure and monitor the quality of the loan portfolio. All loans are assigned a risk rating from the inception of the loan until the loan is paid off. The primary loan grades are as follows:

Loans Rated Pass: These are loans to borrowers with satisfactory financial support, repayment capacity, and credit strength. Borrowers in this category demonstrate fundamentally sound financial positions, repayment capacity, credit history, and management expertise. Loans in this category must have an identifiable and stable source of repayment and meet the Company’s policy regarding debt service coverage ratios. These borrowers are capable of sustaining normal economic, market, or operational setbacks without significant financial impacts. Financial ratios and trends are acceptable. Negative external industry factors are generally not present. The loan may be secured, unsecured, or supported by non-real estate collateral for which the value is more difficult to determine and/or marketability is more uncertain.

Loans Rated Watch: These are loans which have deficient loan quality and potentially significant issues, but losses do not appear to be imminent, and the issues are expected to be temporary in nature. The significant issues are typically: (a) a history of losses or events that threaten the borrower’s viability, (b) a property with significant depreciation and/or marketability concerns, or (c) poor or deteriorating credit, occasional late payments, limited reserves but loan is generally kept current. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

Loans Rated Substandard: These are loans which are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged (if any). Loans so classified exhibit a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. The substandard loan category includes loans that management has determined not to be impaired, as well as loans that are impaired.

Loans Rated Doubtful: These are loans for which the collection or liquidation of the entire debt is highly questionable or improbable. Typically, the possibility of loss is extremely high. The losses on these loans are deferred until all pending factors have been addressed.

The following table summarizes the credit quality indicators related to the Company’s loans by class as of March 31, 2021:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate loans:
Commercial	$1,001,067	$16,819	$35,531	$—	$1,053,417
Commercial land and development	11,070	—	—	—	11,070
Commercial construction	60,764	6,215	—	—	66,979
Residential construction	7,843	—	—	—	7,843
Residential	26,034	—	182	—	26,216
Farmland	47,298	—	—	—	47,298

Commercial:
Secured	127,848	617	1,037	—	129,502
Unsecured	19,224	—	—	—	19,224
PPP	182,876	—	—	—	182,876

Consumer	4,379	—	71	—	4,450

	$1,488,403	$23,651	$36,821	$—	$1,548,875

The following table summarizes the credit quality indicators related to the Company’s loans by class as of December 31, 2020:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate loans:
Commercial	$950,118	$16,836	$35,543	$—	$1,002,497
Commercial land and development	10,600	—	—	—	10,600
Commercial construction	85,860	5,900	—	—	91,760
Residential construction	11,914	—	—	—	11,914
Residential	30,248	—	183	—	30,431
Farmland	50,164	—	—	—	50,164

Commercial:
Secured	136,992	1,552	132	—	138,676
Unsecured	17,526	—	—	—	17,526
PPP	147,965	—	—	—	147,965

Consumer	4,921	—	—	—	4,921

	$1,446,308	$24,288	$35,858	$—	$1,506,454

Management regularly reviews the Company’s credits for accuracy of risk grades whenever new information is received. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity. In addition, investor commercial real estate borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. Management monitors construction loans monthly. Management reviews other consumer loans based on delinquency. Management also reviews loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The age analysis of past due loans by class as of March 31, 2021 consisted of the following:

	Past Due
(in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate loans:
Commercial	$—	$—	$—	$1,053,417	$1,053,417
Commercial land and development	—	—	—	11,070	11,070
Commercial construction	—	—	—	66,979	66,979
Residential construction	—	—	—	7,843	7,843
Residential	—	—	—	26,216	26,216
Farmland	—	—	—	47,298	47,298

Commercial loans:
Secured	1,010	—	1,010	128,492	129,502
Unsecured	—	—	—	19,224	19,224
PPP	—	—	—	182,876	182,876

Consumer and other	202	—	202	4,248	4,450

Total Loans	$1,212	$—	$1,212	$1,547,663	$1,548,875

There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of March 31, 2021.

The age analysis of past due loans by class as of December 31, 2020 consisted of the following:

	Past Due
(in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate loans:
Commercial	$—	$—	$—	$1,002,497	$1,002,497
Commercial land and development	—	—	—	10,600	10,600
Commercial construction	—	—	—	91,760	91,760
Residential construction	—	—	—	11,914	11,914
Residential	—	—	—	30,431	30,431
Farmland	—	—	—	50,164	50,164

Commercial loans:
Secured	—	—	—	138,676	138,676
Unsecured	—	—	—	17,526	17,526
PPP	—	—	—	147,965	147,965

Consumer and other	137	—	137	4,784	4,921

Total Loans	$137	$—	$137	$1,506,317	$1,506,454

There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of December 31, 2020.

Impaired Loans

Information related to impaired loans as of March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	Recoded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2021
Commercial real estate	$134	$134	$—	$136	$—
Residential real estate	182	182	—	182	—
Commercial secured	125	125	—	129	—
Consumer and other	72	72	72	36	—
Total	$513	$513	$72	$483	$—
December 31, 2020
Commercial real estate	$137	$137	$—	$69	$—
Residential real estate	183	183	—	92	—
Commercial secured	132	132	—	65	—
Total	$452	$452	$—	$226	$—

No collateral-dependent loans were in process of foreclosure at March 31, 2021 or December 31, 2020. In addition, the weighted average loan-to-value of collateral dependent loans was approximately 48.64% at March 31, 2021 and 50.51% at December 31, 2020.

Nonaccrual loans, segregated by class, are as follows as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Real estate loans:
Commercial	$134	$137
Residential	182	183
Commercial Secured	125	132
Consumer and other	72	—
	$513	$452

The amount of foregone interest income related to nonaccrual loans was $6,807 during the three months ended March 31, 2021.

Troubled Debt Restructuring

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (“TDR”), which are loans for which concessions in terms have been granted because of the borrowers’ financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are placed on non-accrual status at the time of restructure and may only be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

When a loan is modified, it is measured based upon the present value of future cash flows discounted at the contractual interest rate of the original loan agreement, or the fair value of collateral less selling costs if the loan is collateral dependent. If the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance or a charge-off of the loan.

There were no loans outstanding with a TDR designation during the three months ended March 31, 2021 and December 31, 2020.

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), as subsequently amended by section 541 of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, provided TDR relief for borrowers affected by the COVID-19 pandemic. Specifically, the CARES Act, as amended, specified that to be eligible not to be considered a TDR, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal national emergency, or (b) January 1, 2022. In accordance with Section 4013 of the CARES Act, the Company elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated TDRs under existing GAAP. As of March 31, 2021, three borrowing relationships with six loans totaling $17.2 million were continuing to benefit from payment relief. As of May 31, 2021, one of those relationships with two loans totaling $2.5 million remain on the payment relief program. The weighted average loan-to-value of these two loans was 46.17% as of May 31, 2021. The Company accrues and recognizes interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

The following table discloses activity in the allowance for loan losses for the periods presented.

Allowance for Loan Losses Rollforward
	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
	Three months ended March 31, 2021
Beginning balance	$9,358	$77	$821	$87	$220	$615	$9,476	$179	$—	$632	$724	$22,189
Charge-offs	—	—	—	—	—	—	(255)	—	—	—	—	(255)
Recoveries	—	—	—	—	—	—	87	—	—	50	—	137
Provision (reversal)	861	3	(317)	(30)	(32)	(37)	(390)	16	—	(82)	208	200
Ending balance	$10,219	$80	$504	$57	$188	$578	$8,918	$195	$—	$600	$932	$22,271

	Three months ended March 31, 2020
Beginning balance	$6,331	$109	$661	$116	$224	$1,382	$4,976	$88	$—	$601	$427	$14,915
Charge-offs	—	—	—	—	—	—	(834)	—	—	(224)	—	(1,058)
Recoveries	—	—	—	—	—	—	8	—	—	25	—	33
Provision (reversal)	1,422	19	258	40	17	151	570	26	—	306	(209)	2,600
Ending balance	$7,753	$128	$919	$156	$241	$1,533	$4,720	$114	$—	$708	$218	$16,490

Pledged Loans

The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $667.0 million and $1,093.5 million at March 31, 2021 and December 31, 2020, respectively. In addition, the Company pledges eligible Tenants in Common loans, which totaled $37.5 million and $61.6 million at March 31, 2021 and December 31, 2020, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. Also, see Note 7, Long Term Debt and Other Borrowings.

Related Party Loans

The Company has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their businesses or associates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Loan commitment to insiders and affiliates, net of cash collateral, totaled $3.5 million at March 31, 2021 and $1.6 million at December 31, 2020.

Note 6: Interest-Bearing Deposits

Interest-bearing deposits consisted of the following as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Savings	$73,681	$49,714
Money market	918,400	844,445
Interest checking accounts	155,866	146,553
Time, $250 or more	7,663	7,568
Other time	28,675	40,034
Total Interest-Bearing Deposits	$1,184,285	$1,088,314

Time deposits totaled $36.3 million and $47.6 million as of March 31, 2021 and December 31, 2020. As of March 31, 2021, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)	March 31, 2021
Year
2021	$34,794
2022	1,015
2023	519
2024	10
2025	—
Total Time Deposits	$36,338

Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market deposits. Through this network the Company is able to offer customers access to Federal Deposit Insurance Corporation (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When funds are through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program, or placing deposits “one-way” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of network deposits for March 31, 2021 and December 31, 2020. There were no one-way deposits for both periods.

Schedule of Composition of Network Deposits

(in thousands)	March 31, 2021	December 31, 2020
CDARS	$24,438	$35,534
ICS	319,891	266,519

	$344,329	$302,053

As of March 31, 2021 and December 31, 2020, deposits from related parties (directors, shareholders and officers) totaled $50.6 million and $42.5 million, respectively.

Interest expense recognized on interest-bearing deposits for periods ended March 31, 2021, and 2020 consisted of the following:

(in thousands)	March 31, 2021	March 31, 2020
Savings	$15	$38
Money market	582	1,740
Interest checking accounts	38	114
Time, $250 or more	7	386
Other time	57	89
Total Interest-Bearing Expense	$699	$2,367

Note 7: Long Term Debt and Other Borrowings

Subordinated Notes: On November 8, 2019, the Company completed a private placement of $3.75 million in principal amount of fixed-to-floating rate subordinated notes to certain qualified investors. All of the debt was purchased by four existing members of the Board of Directors or their affiliates. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 5.50% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR rate plus 354.4 basis points (3.73% as of March 31, 2021) until maturity. The notes include a right of prepayment, on or after September 15, 2022 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.

The Company has $25 million in principal of fixed-to-floating rate subordinated notes to certain qualified investors, of which $8 million is owned by an entity that is controlled by a member of the Board of Directors and three shareholders. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR rate plus 404.4 basis points (4.23% as of March 31, 2021) until maturity. The notes include a right of prepayment, on or after September 15, 2022 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.

The subordinated notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. Debt issuance costs incurred in conjunction with the notes were $0.6 million, of which $0.2 million has been amortized through March 31, 2021. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At March 31, 2021 and December 31, 2020, the Company’s subordinated debt outstanding was $28.8 million.

Other Borrowings: In 2005, the Company granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $476.8 million at March 31, 2021 and $519.3 million at December 31, 2020. At March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings. As of March 31, 2021 and December 31, 2020, the Company had letters of credit (“LC”) issued on its behalf totaling $298.5 million and $293.5 million, respectively, as discussed below.

As of March 31, 2021, LCs totaling $13.5 million were pledged to secure State of California deposits and $285.0 million were pledged to secure local agency deposits. As of December 31, 2020, LCs totaling $13.5 million were pledged to secure State of California deposits and $280.0 million were pledged to secure local agency deposits. The outstanding borrowings and the LCs issued reduced the Company’s available borrowing capacity to $178.3 million and $284.8 million as of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, the Company also had three unsecured federal funds lines of credit totaling $75.0 million with three of its correspondent banks, respectively. There were no amounts outstanding at March 31, 2021 and December 31, 2020.

At March 31, 2021 and December 31, 2020, the Company had the ability to borrow from the Federal Reserve Discount Window. At March 31, 2021 and December 31, 2020, the borrowing capacity under this arrangement was $19.7 million and $25.9 million and there were no amounts outstanding, respectively. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios.

Note 8: Shareholders’ Equity

Dividends

On January 5, 2021, the Board of Directors declared a $0.75 per share dividend, totaling $8.3 million. On January 21, 2021, the Board of Directors declared a $0.25 per share dividend, totaling $2.8 million.

Stock-Based Incentive Arrangement

The Company has a stock-based incentive arrangement for certain executive officers of the Company including the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Regulatory Officer, and Chief Banking Officer. The arrangement, which may be renewed annually at the sole discretion of the Board of Directors, provides that these executive officers will receive shares of restricted common stock of the Company, with the number of shares granted based upon achieving certain performance objectives, and vest over three years. These objectives include, but are not limited to, net income adjusted for the provision for loan losses, deposit growth, efficiency ratio, net interest margin, and asset quality. Compensation expense is recognized over the service period, which is equal to the vesting period of the shares based on the fair value of the shares at issue date.

The Company granted 9,454 and 8,148 restricted shares during the three months ended March 31, 2021 and 2020, respectively. Of the restricted shares granted, 2,722 restricted shares were forfeited as of February 28, 2021 upon the resignation of the Company’s then-Executive Vice President and Chief Operating Officer. At March 31, 2021 and 2020, respectively, there were 6,296 and 11,568 restricted shares outstanding. The holders of unvested restricted stock awards are entitled to dividends on the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested restricted stock awards are recorded as tax benefits in the consolidated statements of comprehensive income with a corresponding decrease to current taxes payable.

The following table summarizes information about restricted shares:

	For the three months ended March 31,
	2021		2020
Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	11,568	$21.25	15,794	$21.03
Shares granted	9,454	18.00	8,148	21.00
Shares vested	(12,004)	20.45	(12,374)	20.81
Shares forfeited	(2,722)	18.88	—	—
End of the period balance	6,296	$18.91	11,568	$21.25

Note 9: Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Substantially all of these commitments are at variable interest rates, based on an index, and have fixed expiration dates.

Off-balance-sheet risk to loan loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used to make such commitments are used for loans, including obtaining collateral at exercise of the commitment. The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Commercial lines of credit	$110,453	$107,231
Undisbursed Construction Loans	42,145	50,442
Undisbursed Commercial Real Estate Loans	41,632	39,946
Agricultural Lines of Credit	13,247	11,553
Undisbursed Agricultural Real Estate Loans	5,927	5,945
Other	469	920
Total commitments and standby letters of credit	$213,873	$216,037

The Company records an allowance for loan losses on unfunded loan commitments at the consolidated statements of condition date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for loan losses on unfunded commitments totaled $0.1 million as of March 31, 2021 and December 31, 2020, which is recorded in interest payable and other liabilities in the consolidated statements of condition.

Concentrations of Credit Risk: The Company grants real estate mortgage, real estate construction, commercial and consumer loans to customers primarily in Sacramento, and to a lesser extent, Placer, Shasta, and Yolo counties. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.

In management’s judgment, a concentration of loans exists in real estate related loans which represented approximately 78.15% of the Company’s loan portfolio at March 31, 2021 and 79.23% of the Company’s loan portfolio at December 31, 2020. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.

Deposits Concentrations: At March 31, 2021, the Company had 56 deposit relationships that exceeded $5 million each, totaling $964.9 million and representing 48.57% of total deposits. The Company’s largest single deposit relationship at March 31, 2021 totaled $160.4 million or approximately 8.07% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.

Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Correspondent Banking Agreements: The Company maintains funds on deposit with other Federally-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $116.9 million and $118.0 million at March 31, 2021 and December 31, 2020, respectively.

Leases

The Company leases office space for its banking operations under non-cancelable operating leases of various terms. The leases expire at dates through 2030 and provide for renewal options from zero to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. One of the leases provides for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index while the remaining leases include pre-defined rental increases over the term of the lease.

The Company has a sublease agreement for space adjacent to the Redding location. The sublease has renewal terms extended to December 31, 2021.

The Company leases its Natomas branch and Sacramento loan production office from a partnership comprised of some of the Company’s shareholders and certain members of the Board of Directors. The Natomas branch lease extends through February 2025 and the Sacramento loan production office lease extends through April 2023. Rent expense was $0.1 million for the three months ended March 31, 2021 and 2020 under these leases.

The following table shows the future minimum lease payments and weighted average remaining lease terms under the Company’s operating lease arrangements as of March 31, 2021.

(in thousands)	March 31, 2021
Year	Operating Leases
2021	$762
2022	974
2023	889
2024	860
2025	640
Thereafter	1,068
Total	$5,193
Weighted average remaining term (in years)	4.89

Litigation Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Note 10: Derivative Financial Instruments and Hedging Activities

The Company has a lending arrangement with one of its borrowers that contains a structured prepayment provision and interest rate swap, which for accounting purposes is considered a derivative. The transaction between the Company and the borrower in effect is a floating rate loan combined with a pay floating/receive fixed interest rate swap. To offset the interest rate risk of this lending arrangement, management entered into a separate interest rate swap with a separate counterparty that mirrors the interest rate swap with the borrower. The net economic effect of the arrangement for the borrower is a fixed rate loan of 7.81%, and for the Company is a floating rate loan of LIBOR plus 2.35%, adjusting monthly. The loan balance as of March 31, 2021 and December 31, 2020 was $0.8 million, with monthly amortization through its maturity in April 2027. The notional amounts of the two interest rate swaps are the same as the loan balance and they amortize and mature similarly. The notional amount of the interest rate swap transactions do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The two derivatives are carried at fair value at $0.1 million and were reported in other assets at March 31, 2021 and December 31, 2020, and $0.1 million was reported in other liabilities at March 31, 2021 and December 31, 2020.

Note 11: Subsequent Events

On April 6, 2021, the Board of Directors declared a $0.80 per common share dividend, totaling $8.8 million.

On April 9, 2021, the Company publicly filed the Registration Statement with the SEC, which was subsequently amended on April 26, 2021 and May 3, 2021. The Registration Statement was declared effective by the SEC on May 4, 2021. In connection with the IPO, the Company issued 6,054,750 shares of common stock, no par value, which included 789,750 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold at a price to the public of $20.00 per share and began trading on the Nasdaq Stock Market LLC on May 5, 2021. On May 7, 2021, the closing date of the IPO, the Company received total net proceeds of $109.1 million.

On May 5, 2021, in connection with its IPO, the Company terminated its status as a “Subchapter S” corporation. Prior to this date, the Company elected to be taxed for U.S. federal income tax purposes as an S Corporation. As a result, the Company’s earnings were not subject to, and the Company did not pay, U.S. federal income tax and the Company was not required to make any provision or recognize any liability for U.S. federal income tax in its consolidated financial statements. While it was not subject to and did not pay U.S. federal income tax, the Company was subject to, and paid, California S Corporation income tax at a rate of 3.50%.

Following the termination of its status as an S Corporation on May 5, 2021, the Company is obligated to pay U.S. federal income tax and a higher California income tax on its taxable earnings and, thereafter, the consolidated financial statements will reflect a provision for both U.S. federal income tax and California income tax on the Company’s earnings and related deferred income tax assets and liabilities.

On May 20, 2021, the Board of Directors of the Company approved the Company’s payment on May 21, 2021 of the cash distribution of an aggregate of $27.0 million to the Company’s shareholders of record as of May 3, 2021 and prior to its conversion to a C corporation in connection with its IPO. This distribution represents the estimated balance of the Company’s federal accumulated adjustments account for federal income tax purposes, which is the cumulative amount of the Company’s taxable income that has been included in the taxable income of its S corporation shareholders, but not yet distributed to them. This distribution was disclosed in conjunction with the Company’s Registration Statement and corresponding termination of the Company’s S Corporation status and is being paid in fulfilment of the Company’s obligations to its S Corporation shareholders under the previously-disclosed Tax Sharing Agreement, as defined, with such shareholders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and accompanying notes included in the Company’s Form S-1, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 4, 2021. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to containing historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements, except to the extent required by law. The following discussion presents management’s perspective on our results of operations and financial condition on a consolidated basis. However, because we conduct all of our material business operations through our bank subsidiary, Five Star Bank, the discussion and analysis relates to activities primarily conducted by the Bank.

Unless otherwise indicated, references in this report to “we”, “our”, “us”, “the Company”, or “Bancorp” refer to Five Star Bancorp and our consolidated subsidiary. All references to “the Bank” refer to Five Star Bank, our wholly-owned subsidiary.

Company Overview

Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly-owned subsidiary, Five Star Bank, a California state-chartered bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and two loan production offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds expectations of our shareholders, customers, employees, business partners, and community. In summary, we refer to our mission as “purpose-driven and integrity-centered banking.” As of March 31, 2021, we had total assets of $2,150.7 million, total loans, net of allowance for loan losses, of $1,524.3 million, and total deposits of $1,983.1 million.

Factors Affecting Comparability of Financial Results

S Corporation Status

Beginning at our inception, we elected to be taxed for U.S. federal income tax purposes as an S Corporation. In conjunction with our initial public offering (“IPO”), we filed consents from the requisite amount of our shareholders to revoke our S Corporation election with the Internal Revenue Service (the “IRS”), resulting in the commencement of our taxation as a C Corporation for U.S. federal and California income tax purposes in the second quarter of fiscal year 2021. Prior to such revocation, our earnings were not subject to, and we did not pay, U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our consolidated financial statements. While we were not subject to and did not pay U.S. federal income tax, we were subject to, and paid, California S Corporation income tax at a current rate of 3.50%. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax and a higher California income tax on our taxable earnings for each year (including the short year beginning on the date our status as an S Corporation terminates), and our consolidated financial statements will reflect a provision for U.S. federal income tax and a higher California income tax going forward. As a result of this change, the net income and earnings per share data presented in our historical financial statements and the other financial information set forth in this filing, which (unless otherwise specified) do not include any provision for U.S. federal income tax or the higher California income tax rate, will not be comparable with our future net income and earnings per share (“EPS”) in periods after we commence to be taxed as a C Corporation. As a C Corporation, our net income will be calculated by including a provision for U.S. federal income tax and a higher California income tax rate at a combined statutory rate of 29.56%.

The termination of our status as an S Corporation may also affect our financial condition and cash flows. Historically, we made quarterly cash distributions to our shareholders in amounts estimated by us to be sufficient for them to pay estimated individual U.S. federal and California income tax liabilities resulting from our taxable income that was “passed through” to them. However, these distributions were not consistent, as sometimes the distributions were less than or in excess of the shareholders’ estimated U.S. federal and California income tax liabilities resulting from their ownership of our stock. In addition, these estimates were based on individual income tax rates, which may differ from the rates imposed on the income of C Corporations. As a C Corporation, no income is “passed through” to any shareholders, but, as noted above, we commenced paying U.S. federal income tax and a higher California income tax. However, in the event of an adjustment to our reported taxable income for periods prior to termination of our S Corporation status, it is possible that our pre-IPO shareholders would be liable for additional income taxes for those prior periods. Pursuant to the Tax Sharing Agreement we entered into with such shareholders, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, depending on the nature of the adjustment, we may be required to make a payment to such shareholders, who accepted distribution of the estimated balance of our federal accumulated adjustments account under the Tax Sharing Agreement, in an amount equal to such shareholders’ incremental tax liability (including interest and penalties). In addition, the Tax Sharing Agreement provides that we will indemnify such shareholders with respect to unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminates. The amounts that we have historically distributed to our shareholders may not be indicative of the amount of U.S. federal and California income tax that we will be required to pay going forward. Depending on our effective tax rate and our future dividend rate, our future cash flows and financial condition could be positively or adversely affected compared to our historical cash flows and financial condition.

Furthermore, deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation will be recognized in net income in the second quarter of fiscal year 2021.

Public Company Costs

Following the completion of our IPO, we incur additional costs associated with operating as a public company. These costs will include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company.

The Sarbanes-Oxley Act, as well as rules adopted by the SEC, the Federal Deposit Insurance Corporation (“FDIC”), the California Department of Financial Protection and Innovation (“DFPI”), and national securities exchanges, require public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations have increased, and are expected to continue to increase, our legal, regulatory, and financial compliance costs and will make some activities more time-consuming and costly.

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the SEC, including the instructions to Regulation S X. However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto.

Our most significant accounting policies are described in Note 1, Summary of Significant Accounting Policies in our audited financial statements included in our Form S-1. We have identified accounting policies and estimates, discussed below, that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the standard on the application date for private companies.

We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.

Loans and Allowance for Loan Losses

The allowance for loan losses represents the estimated probable incurred loan losses in our loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

We consider an originated loan to be impaired when it is probable that the collection of all amounts due, according to the contractual terms is unlikely. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest income is recognized on impaired loans in the same manner as nonaccrual loans.

We consider a loan to be a troubled debt restructuring (“TDR”) when we have granted a concession and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy. A TDR loan generally is kept on nonaccrual status until, among other criteria, the borrower has paid for six consecutive months with no payment defaults, at which time the TDR may be placed back on accrual status.

The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.

Fair Value Measurement

Accounting standards require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2). Level 2 securities include U.S. agencies or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both the Company’s credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to the Company.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned (“OREO”).

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to executives and directors, based on the fair value of these awards at the date of grant. The fair value of restricted stock awards is determined by considering projections of discounted cash flows available to shareholders (paid in the form of dividends) as well as comparable values for publicly traded banks of similar size and complexity. A Black-Scholes model is utilized to estimate the grant date fair value of stock options, while the estimated fair value of our common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Securities Impairment

At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. Various factors are considered in the assessment, including the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. This assessment also includes a determination as to whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery, an other-than-temporary impairment (“OTTI”) write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value.

Executive Summary

S Corporation net income for the first quarter of 2021 totaled $10.3 million, compared to $7.0 million in the first quarter of 2020. S Corporation EPS was $0.93 in the first quarter of 2021, compared to $0.72 in the same quarter in 2020.

The following are highlights of our operating and financial performance for the periods presented:

●	Assets. Total assets were $2,150.7 million as of March 31, 2021, representing a $196.9 million, or 10.08%, increase compared to $1,953.8 million as of December 31, 2020. The primary drivers of this increase are discussed below.

●	Loans. Total loans were $1,546.6 million at March 31, 2021, compared to $1,508.0 million at December 31, 2020, an increase of $38.6 million, or 2.56%. The increase was attributed to a $50.9 million net increase in commercial real estate loans, a $34.9 million net increase in Paycheck Protection Program (“PPP”) loans, and partially offset by a $43.4 million net decrease in all other non-PPP loans.

●	PPP Loans. As of March 31, 2021, there were 649 PPP loans outstanding totaling $182.9 million, which included 448 loans totaling $109.2 million funded during the first quarter of 2021 under the second round of the PPP stimulus plan. Approximately 374 of these PPP loans, or 57.63% of total PPP loans as of March 31, 2021, totaling $22.8 million were less than or equal to $0.2 million and had access to streamlined forgiveness processing. As of March 31, 2021, 791 PPP loan forgiveness applications had been submitted to the Small Business Administration (“SBA”) and forgiveness payments had been received on 753 of these PPP loans, totaling $169.2 million in principal and interest. As of May 24, 2021, an additional 135 PPP loan forgiveness applications had been submitted to the SBA and forgiveness payments had been received on an additional 144 PPP loans, totaling $28.5 million in principal and interest. We expect full forgiveness of the first round of PPP loans to be completed in the near future, with 33 PPP loan forgiveness applications remaining to be submitted as of May 24, 2021.

●	COVID-19 Deferments. As of March 31, 2021, three borrowing relationships with six loans totaling $17.2 million were still on COVID-19 deferment. All loans that ended COVID-19 deferments in the quarter ended March 31, 2021 returned to their contractual payment structures prior to the COVID-19 pandemic with no risk rating downgrades to classified nor any TDR, and we anticipate that the remaining loans on COVID-19 deferment will return to their pre-COVID-19 contractual payment status after their COVID-19 deferments end.

●	Nonaccrual Loans. Credit quality remains strong, with non-accrual loans representing $0.5 million, or 0.03% of total loans, at March 31, 2021, compared to $0.5 million, or 0.03% of total loans, at December 31, 2020. The ratio of allowance for loan losses to total loans was 1.44% at March 31, 2021 and 1.47% at December 31, 2020.

●	Return on Average Assets (“ROAA”) and Return on Average Equity (“ROAE”). S-Corporation ROAA and ROAE were 2.05% and 32.08%, respectively, for the quarter ended March 31, 2021. These reflect meaningful increases as ROAA was 1.93% and ROAE was 26.27% in the first quarter of 2020.

●	Net Interest Margin. Net interest margin was 3.83% and 4.02% in the first quarters of 2021 and 2020, respectively. The decrease from the same quarter a year ago was primarily attributed to the lower interest rate environment.

●	Efficiency Ratio. Efficiency ratio was 44.77% for the three months ended March 31, 2021, up from 38.19% in the comparative period a year ago. The increase from the same quarter a year ago was primarily attributed to expenses incurred to support organizational matters leading up to the IPO as well as an increase in full time equivalent employees.

●	Deposits. Total deposits increased $199.1 million in the first three months of 2021 from $1,784.0 million to $1,983.1 million at March 31, 2021. The increase was primarily due to increases in PPP borrower-related balances and normal fluctuations in some of our large accounts. Non-interest-bearing deposits represented 40.28% of total deposits as of the end of the first quarter of 2021, compared to 39.00% as of December 31, 2020. The cost of total deposits was 0.24% in the first quarter of 2021, a decrease of 59 basis compared to the first quarter of 2020.

●	Capital Ratios. All capital ratios were above well-capitalized regulatory requirements as of March 31, 2021. The total risk-based capital ratio for the Company was 12.09% at March 31, 2021, compared to 12.18% at December 31, 2020. Tier 1 capital to average assets was 6.37% at March 31, 2021, compared to 6.58% at December 31, 2020.

●	Dividends. The Board of Directors declared cash dividends of $0.75 per share on January 5, 2021 and $0.25 per share on January 21, 2021.

Highlights of the financial results are presented in the following tables:

As of
(dollars in thousands)	March 31, 2021	December 31, 2020
Selected financial condition data:
Total assets	$2,150,737	$1,953,765
Loans, net	1,524,282	1,485,790
Deposits	1,983,110	1,784,001
Subordinated notes, net	28,336	28,320
Shareholders’ equity	131,377	133,775
Asset quality ratios:
Allowance for loan losses to total loans	1.44%	1.47%
Allowance for loan losses to total loans, excluding SBA PPP loans [1]	1.63%	1.63%
Allowance for loan losses to non-accrual loans	43.42	x	49.09	x
Non-accrual loans to total loans	0.03%	0.03%
Capital ratios:
Equity to total assets ratio	6.11%	6.85%
Tangible common equity to tangible assets [2]	6.11%	6.85%
Total capital (to risk-weighted assets)	12.09%	12.18%
Tier 1 capital (to risk-weighted assets)	8.89%	8.98%
Tier 1 capital (to average assets)	6.37%	6.58%
Common equity Tier 1 capital (to risk weighted assets)	8.89%	8.98%

	For the three months ended
(dollars in thousands, except per share data)	March 31, 2021	March 31, 2020
Selected operating data:
Net interest income	$18,048	$14,208
Provision for loan losses	200	2,600
Non-interest income	1,616	1,753
Non-interest expense	8,804	6,096
Net income (S-Corp)	10,278	7,006
Net income per common share (S Corp):
Basic	$0.93	$0.72
Diluted	$0.93	$0.72
Performance and other financial ratios:
Return on average assets (S Corp)	2.05%	1.93%
Return on average equity (S Corp)	32.08%	26.27%
Net interest margin	3.83%	4.02%
Cost of deposits	0.24%	0.83%
Efficiency ratio	44.77%	38.19%
Cash dividend payout ratio on common stock [3]	107.10%	96.75%

[1]	The allowance for loan losses to total loans, excluding SBA-guaranteed PPP loans, is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Allowance for loan losses to total loans, excluding SBA-guaranteed PPP Loans, is defined as allowance for loan losses, divided by total loans less SBA-guaranteed PPP loans. The most directly comparable GAAP financial measure is allowance for loan losses to total loans.

[2]	Tangible common equity to tangible assets is considered to be a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Tangible common equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total equity to total assets. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible common equity to tangible assets is the same as total equity to total assets as of each of the dates indicated.

[3]	Calculated as dividends on common shares divided by basic net income per common share.

RESULTS OF OPERATIONS

The following discussion of our results of operations compares the three months ended March 31, 2021 to the three months ended March 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Net Interest Income

Net interest income is the most significant contributor to our net income. Net interest income represents interest income from earning assets, such as loans and investments, less interest expense on interest-bearing liabilities, such as deposits, FHLB advances, subordinated notes and other borrowings, which are used to fund those assets. In evaluating our net interest income, we measure and monitor yields on our interest-earning assets and interest-bearing liabilities as well as trends in our net interest margin. Net interest margin is a ratio calculated as net interest income divided by total interest-earning assets for the same period. We manage our earning assets and funding sources in order to maximize this margin while limiting credit risk and interest rate sensitivity to our established risk appetite levels. Changes in market interest rates and competition in our market typically have the largest impact on periodic changes in our net interest margin.

Net interest income increased by $3.8 million, or 27.03%, to $18.0 million for the quarter ended March 31, 2021 from $14.2 million for the quarter ended March 31, 2020. Our net interest margin of 3.83% for the quarter ended March 31, 2021 declined from our net interest margin of 4.02% for the quarter ended March 31, 2020, primarily due to the lower interest rate environment.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the three months ended			For the three months ended
	March 31, 2021			March 31, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$263,120	$104	0.16%	$129,382	$504	1.56%
Investment securities [2]	121,862	473	1.57%	80,829	454	2.26%
Loans [1,3]	1,526,130	18,613	4.95%	1,224,426	16,061	5.28%
Total interest-earning assets [1]	1,911,112	19,190	4.07%	1,434,637	17,019	4.77%
Cash and non-interest-bearing due from banks	44,720			27,260
Bank premises and equipment, net	1,645			1,315
Interest receivable and other assets, net	79,616			6,822
Total assets	$2,037,093			$1,470,034
Liabilities and Shareholders’ Equity
Interest-bearing transaction accounts	$154,678	$38	0.10%	$129,037	$114	0.36%
Savings accounts	60,885	16	0.11%	35,088	38	0.44%
Money market accounts	867,374	581	0.27%	683,960	1,740	1.02%
Time accounts	46,171	64	0.56%	110,037	472	1.73%
Borrowings and other obligations [1]	—	—	0.00%	3,656	3	0.33%
Subordinated debenture [1]	28,326	443	6.36%	28,259	444	6.31%
Total interest-bearing liabilities	1,157,434	1,142	0.40%	990,037	2,811	1.14%
Demand accounts	745,605			367,586
Interest payable and other liabilities	5,418			5,544
Shareholders’ equity	128,637			106,867
Total liabilities & shareholders’ equity	$2,037,093			$1,470,034
Net interest spread [4]			3.67%			3.63%
Net interest income/margin		$18,048	3.83%		$14,208	4.02%

[1]	Interest income/expense is divided by actual number of days in the period times actual number of days in the year to correspond to stated interest rate terms, where applicable.

[2]	Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity. Investment security interest is earned on 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.

[3]	Average loan balance includes both loans held for investment and loans held for sale. Nonaccrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

[4]	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.

[5]	Net interest income/margin is net interest income divided by total interest-earning assets.

Analysis of changes in interest income and expenses. Increases and decreases in interest income and interest expense result from change in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average rate. The effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one more day in the three months ended March 31, 2020.

	For the three months ended March 31, 2021 compared to the three months ended March 31, 2020
(dollars in thousands)	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$518	$(451)	$(467)	$(400)
Investment securities	232	(139)	(74)	19
Loans	3,959	(1,004)	(403)	2,552
Total interest-earning assets	5,654	(2,494)	(989)	2,171
Interest-bearing transaction accounts	(23)	82	17	76
Savings accounts	(28)	29	21	22
Money market accounts	(467)	1,278	348	1,159
Time accounts	274	318	(184)	408
Borrowings and other obligations	3	3	(3)	3
Subordinated debenture	(1)	(2)	4	1
Total interest-bearing liabilities	(475)	1,826	318	1,669
Changes in net interest income/margin	$5,179	$(668)	$(671)	$3,840

Total interest income increased by $2.2 million to $19.2 million, or 12.75%, for the three months ended March 31, 2021 as compared to the same period for 2020. For the three months ended March 31, 2021, interest income from loans increased by $2.6 million to $18.6 million as the average daily balance of loans increased by $301.7 million, or 24.64%, compared to the same period of 2020. This interest income increase from greater average loan balances was partially offset by a 33 basis points decrease in loan yield for the three months ended March 31, 2021 as compared to the same period of 2020. Additionally, $2.0 million of fee income from forgiven PPP loans was recognized in the three months ended March 31, 2021, which did not occur during the same period of 2020. Excluding PPP loans, the average loan balances increased by $125.0 million to $1,349.4 million and the yield declined by 41 basis points for the three months ended March 31, 2021 compared to the same period of 2020.

Total interest expense decreased $1.7 million to $1.1 million for the three months ended March 31, 2021 from $2.8 million for the same period of 2020. Interest expense on customer deposits decreased $1.7 million to $0.7 million for the three months ended March 31, 2021 from $2.4 million for the same period of 2020. This decrease is due to the cost of interest-bearing liabilities declining to 0.40% for the three months ended March 31, 2021, from 1.14% for the same period of 2020, reflecting the decline in overall interest rates during the period.

Provision for Loan Losses

The provision for loan losses is based on management’s assessment of the adequacy of our allowance for loan losses. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, and the funding probability on unfunded lending commitments. The provision for loan losses is charged against earnings in order to maintain our allowance for loan losses, which reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date.

We recorded a $0.2 million provision for loan losses in the first quarter of 2021, compared to a $2.6 million provision for loan losses for the same period in 2020. The decline of $2.4 million for the provision in the first quarter of 2021 was primarily due to improvements in the economy overall as more counties within California and other states with collateral located outside of California began to loosen restrictions related to the COVID-19 pandemic.

Non-interest Income

Non-interest income is a secondary contributor to our net income. Non-interest income consists primarily of net gains on the sale of loans, FHLB dividends, and other fee income including loan-related fees and fees related to customer deposits.

Non-interest income decreased by $0.1 million in the first quarter of 2021 to $1.6 million, compared to $1.8 million in the first quarter of 2020.

The following table details the components of non-interest income.

	For the three months ended		Amount	Percent
(dollars in thousands)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$90	$100	$(10)	(10.00)%
Net gains on sales of securities	182	532	(350)	(65.79)%
Gain on sale of loans	931	639	292	45.70%
Loan-related fees	122	218	(96)	(44.04)%
FHLB stock dividends	78	89	(11)	(12.36)%
Earnings on bank-owned life insurance	52	57	(5)	(8.77)%
Other income	161	118	43	36.44%
Total non-interest income	$1,616	$1,753	$(137)	(7.82)%

Net gains on sale of securities. Gains on the sale of securities declined by $0.4 million to $0.2 million for the quarter ended March 31, 2021 compared to March 31, 2020. The decline related to a lower volume of securities sold in the quarter ended March 31, 2021 compared to March 31, 2020. During the quarter ended March 31, 2021, approximately $11.5 million of municipal securities were sold, which represented lower yielding securities in the portfolio for a total gain recognized of $0.2 million. During the quarter ended March 31, 2020, the entire municipal portfolio of approximately $17.3 million was sold to provide liquidity to support the loan pipeline, for a total gain recognized of $0.5 million.

Gain on sale of loans. Gain on sale of loans increased by $0.3 million to $0.9 million for the quarter ended March 31, 2021 compared to March 31, 2020. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the quarter ended March 31, 2021 was $10.0 million compared to $11.5 million in the quarter ended March 31, 2020. The weighted average premium received was 7.91% during the quarter ended March 31, 2021 compared to 5.56% in the quarter ended March 31, 2020.

Loan-related expenses. Loan-related expenses are primarily comprised of appraisal, insurance and taxes, loan-related legal feels, Uniform Commercial Code “UCC” filings, credit reports, inspections, and amortization of servicing assets. Loan-related expenses declined by $0.1 million to $0.1 million for the quarter ended March 31, 2021 compared to March 31, 2020, which is primarily related a decline in swap referral fees. During the quarter ended March 31, 2021, the Company did not recognize swap referral fees compared to approximately $0.2 million of swap referral fees recognized in the quarter ended March 31, 2020. Such fees are recognized when borrowers seeking fixed rate loans are referred to a counterparty who places the swap for the borrower.

Non-interest Expense

Non-interest expense includes salaries and employee benefits, occupancy and equipment costs, data processing and software fees, Federal deposit insurance expense, professional services fees, advertising and promotional expense, loan-related expenses and other operating expenses. In evaluating our level of non-interest expense we closely monitor our efficiency ratio. The efficiency ratio is calculated by dividing non-interest expense to net interest income plus non-interest income. We constantly seek to identify ways to streamline our business and operate more efficiently, which has enabled us to reduce our non-interest expense in both absolute terms and as a percentage of our revenue while continuing to achieve growth in total loans and assets.

Over the past several years, we have invested significant resources in personnel and infrastructure. Non-interest expense is declining and we expect our efficiency ratio will improve due, in part, to our past investment in infrastructure. We believe that we are currently well positioned to continue our growth trajectory without meaningful additions to our cost structure.

Non-interest expense increased by $2.7 million to $8.8 million for the quarter ended March 31, 2021, compared to $6.1 million for the quarter ended March 31, 2020.

The following table details the components of non-interest expense.

	For the three months ended		Amount	Percent
(dollars in thousands)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Salaries and employee benefits	$4,697	$3,446	$1,251	36.30%
Occupancy and equipment	451	380	71	18.68%
Data processing and software	629	452	177	39.16%
Federal deposit insurance	280	205	75	36.59%
Professional services	1,532	339	1,193	351.92%
Advertising and promotional	170	255	(85)	(33.33)%
Loan-related expenses	229	131	98	74.81%
Other operating expenses	816	888	(72)	(8.11)%
Total non-interest expense	$8,804	$6,096	$2,708	44.42%

Salaries and employee benefits. Salaries and employee benefits increased by $1.3 million to $4.7 million for the quarter ended March 31, 2021 from $3.4 million for the same period in 2020, primarily related to an increase of full-time equivalent employees from 113 employees as of March 31, 2020 to 140 employees as of March 31, 2021, a 23.89% increase, and increased commissions related to our loan and deposit growth for the quarter ended March 31, 2021 compared to March 31, 2020.

Data processing and software. Data processing and software expenses increased by approximately $0.2 million period-over-period to $0.6 million for the quarter ended March 31, 2021. The increase was primarily due to (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; (iii) increased costs related to improved collateral tracking, electronic statements, and mobile payment solutions; and (iv) increased number of licenses for new users on our loan origination and documentation system.

Professional services. Professional services expenses increased by approximately $1.2 million period-over-period to $1.5 million for the quarter ended March 31, 2021, which is due to increased audit, consulting, and legal costs incurred to support corporate organizational matters leading up to the IPO during the quarter ended March 31, 2021, which did not occur during the same quarter of the prior year.

Advertising and promotional. Advertising and promotional expenses are comprised of advertising, marketing, sponsorship, and business development-related expenses, which decreased by approximately $0.1 million period-over-period to $0.2 million for the quarter ended March 31, 2021. The decrease primarily reflects the impact of the COVID-19 pandemic, resulting in reduced sponsorship events and business development-related expenses.

Loan-related expenses. Loan-related expenses are primarily comprised of appraisal, insurance and taxes, loan-related legal feels, UCC filings, credit reports, inspections, and amortization of servicing assets, and increased by approximately $0.1 million period-over-period to $0.2 million for the quarter ended March 31, 2021, primarily due to loan growth.

Tax Expense

State income tax expense was $0.4 million and $0.3 million for the quarters ended March 31, 2021 and 2020, respectively, with an effective tax rate of 3.5%. During the periods discussed, we elected to be taxed as an S Corporation. Under these provisions, we did not pay corporate U.S. federal income tax on our taxable income. Instead, our taxable income was “passed through” to our shareholders. See the section entitled “S Corporation Status” above for a discussion of our status as an S Corporation and “Pro Forma Income Tax Expense and Net Income” below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation..

Pro Forma Income Tax Expense and Net Income

Because of our status as an S Corporation, we had no U.S. federal income tax expense for the three months ended March 31, 2021 and 2020. Had we been taxed as a C Corporation and paid U.S. federal income tax for the three months ended March 31, 2021 and 2020, our combined statutory income tax rate would have been 29.56% in each period. These pro forma statutory rates reflect a U.S. federal income tax rate of 21.0% and a California income tax rate of 8.56%, after adjustment for the federal tax benefit, on corporate income and the fact that a portion of our net income in each of these periods was derived from nontaxable income and other nondeductible expenses. Our net income for the three months ended March 31, 2021 and 2020 was $10.3 million and $7.0 million, respectively. Had we been subject to U.S. federal income tax during these periods, on a pro forma basis, our provision for combined federal and state income tax would have been $3.2 million and $2.1 million, respectively, for the three months ended March 31, 2021 and 2020. As a result of the foregoing factors, our pro forma net income (after U.S. federal and California state income tax) for the three months ended March 31, 2021 and 2020 would have been $7.5 million and $5.1 million, respectively.

FINANCIAL CONDITION SUMMARY

The following discussion compares our financial condition as of March 31, 2021 to December 31, 2020. The following table summarizes selected components of our balance sheet as of March 31, 2021 and December 31, 2020.

(dollars in thousands)	March 31, 2021	December 30, 2020
Total assets	$2,150,737	$1,953,765
Cash and cash equivalents	$434,592	$290,493
Total investments	$133,737	$122,928
Total loans, net	$1,521,222	$1,480,970
Total deposits	$1,983,110	$1,784,001
Total subordinated notes, net	$28,336	$28,320
Total shareholders’ equity	$131,377	$133,775

Total Assets

At March 31, 2021, total assets was $2,150.7 million, an increase of $196.9 million, from $1,953.8 million at December 31, 2020, mainly due to increases in cash and cash equivalents as discussed below.

Cash and Cash Equivalents

Total cash and cash equivalents were $434.6 million at March 31, 2021, an increase of $144.1 million compared to $290.5 million at December 31, 2020. The increase was primarily due to an increase of deposit balances of $199.4 million. This was partially offset by increases in investment securities and loans as the Company redeploys its excess liquidity from deposit inflows, of which approximately $109.2 million related to PPP second draw loan funding.

Investment Portfolio

Our investment portfolio is generally comprised of guaranteed U.S. government agency securities and obligations of states and political subdivisions, which are high-quality liquid investments under Basel III. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk that is reflective in the yields obtained on those securities. Most of our securities are classified as available-for-sale, although we have one long-term, fixed rate municipal security classified as held-to-maturity.

Our total securities held for investment and available-for-sale amounted to $133.7 million at March 31, 2021 and $122.9 million at December 31, 2020, an increase of $10.8 million. The increase was primarily due to purchases of $28.8 million of U.S. Government treasuries, municipal securities, and mortgage-backed securities to deploy excess cash into interest earning assets in a more favorable interest rate environment, partially offset by the sale of $11.5 million of low yielding municipal securities, and paydowns, calls and maturities of $4.5 million. Additionally, the fair value of available-for-sale securities decreased $1.8 million as a result of the higher interest rate environment in the first quarter of 2021.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

	As of
(dollars in thousands)	March 31, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale:
(At fair value)
Mortgage-backed securities	$34,189	25.56%	$23,932	19.47%
U.S. Government treasuries	9,981	7.46%	—	—
US Government agencies	30,456	22.77%	31,828	25.89%
Obligations of states and political subdivisions	51,924	38.83%	58,420	47.52%
Collateralized mortgage obligations	701	0.52%	769	0.63%
Total available-for-sale	127,251	95.14%	114,949	93.51%

Held-to-maturity:
(At amortized cost)
Obligations of states and political subdivisions	6,486	4.86%	7,979	6.49%
	$133,737	100.00%	$122,928	100.00%

The following table presents the book value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of March 31, 2021:

(dollars in thousands)	Due in one year or less		Dues after one year through five years		Due after five years through ten years		Due after ten years		Total
	Book Value	Weighted Avg Yield	Book Value	Weighted Avg Yield	Book Value	Weighted Avg Yield	Book Value	Weighted Avg Yield	Book Value	Weighted Avg Yield
Available-for-sale:
Mortgage-backed securities	$—	—	$—	—	$—	—	$34,189	1.53%	$34,189	1.53%
US Government agencies	—	—	653	1.93%	6,241	0.77%	23,562	1.40%	30,456	1.28%
U.S. Government treasuries	—	—	—	—	9,981	1.39%	—	—	9,981	1.39%
Obligations of states and political subdivisions	—	—	1,194	2.59%	7,313	1.67%	43,417	1.67%	51,924	1.69%
Collateralized mortgage obligations	—	—	—	—	—	—	701	1.75%	701	1.75%
Total available-for-sale	—	—	1,847	2.36%	23,535	1.31%	101,869	1.56%	127,251	1.53%

Held-to-maturity:
Obligations of states and political subdivisions	—	—	—	—	—	—	6,486	6.00%	6,486	6.00%
	—	—	$1,847	2.36%	$23,535	1.31%	$108,355	1.83%	$133,737	1.74%

Weighted average yield for securities available-for-sale is the projected yield to maturity given current cash flow projections for mortgage backed securities and collateralized mortgage obligations and is a yield to worst for callable securities. Weighted average yield for securities held-to-maturity is the stated coupon of the bond.

A summary of the amortized cost and fair value related to securities as of March 31, 2021 and December 31, 2020 is presented below.

		Gross Unrealized
(dollars in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
March 31, 2021
Available-for-sale:
Mortgage-backed securities	$34,423	$183	$(417)	$34,189
U.S. Government agencies	30,670	104	(318)	30,456
U.S. Government treasuries	10,060	—	(79)	9,981
Obligations of state and political subdivisions	51,819	607	(502)	51,924
Collateralized mortgage obligations	682	19	—	701
Total available-for-sale	$127,654	$913	$(1,316)	$127,251
Held-to-Maturity:
Obligations of state and political subdivisions	$6,486	$246	—	6,732

December 31, 2020
Available-for-sale:
Mortgage-backed securities	$23,601	$338	$(7)	$23,932
U.S. Government agencies	32,069	111	(352)	31,828
Obligations of state and political subdivisions	57,137	1,291	(8)	58,420
Collateralized mortgage obligations	748	21	—	769
Total available-for-sale	$113,555	$1,761	$(367)	$114,949
Held-to-Maturity:
Obligations of state and political subdivisions	$7,979	$776	—	8,755

The unrealized losses on securities are attributed to interest rate changes rather than the marketability of the securities or the issuer’s ability to honor redemption of the obligations, as the securities with losses are all obligations of or guaranteed by agencies sponsored by the U.S. government. We have adequate liquidity with the ability and intent to hold these securities to maturity resulting in full recovery of the indicated impairment. Accordingly, none of the unrealized losses on these securities have been determined to be other than temporary.

Loan Portfolio

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of March 31, 2021 and December 31, 2020, our total loans held for investment amounted to $1,521.2 million, net of allowance for loan losses of $22.3 million, and $1,481.0 million, net of allowance for loan losses of $22.2 million, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
	As of March 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real Estate -
Commercial	$1,053,417	67.88%	$1,002,497	66.33%
Commercial land and development	11,070	0.71%	10,600	0.70%
Commercial construction	66,979	4.32%	91,760	6.07%
Residential construction	7,843	0.51%	11,914	0.79%
Residential	26,216	1.69%	30,431	2.01%
Farmland	47,298	3.05%	50,164	3.32%
Commercial -
Secured	129,502	8.34%	138,676	9.18%
Unsecured	19,224	1.24%	17,526	1.16%
Paycheck Protection Program	182,876	11.78%	147,965	9.79%
Consumer and other	4,450	0.29%	4,921	0.33%
Total loans held for investment	1,548,875	99.80%	1,506,454	99.68%

Loans held for sale:
Commercial	3,060	0.20%	4,820	0.32%
Total loans before deferred fees	1,551,935	100.00%	1,511,274	100.00%
Net deferred loan fees	(5,382)		(3,295)
Total loans	$1,546,553		$1,507,979

Commercial real estate loans consist of term loans secured by a mortgage lien on the real property, such as office and industrial buildings, manufactured home communities, self-storage, hospitality, faith-based properties, retail shopping centers and apartment buildings, as well as commercial real estate construction loans that are offered to builders and developers.

Commercial land and construction loans consist of loans made to fund commercial construction and land acquisition and development. The real estate purchased with these loans is generally located in or near our market.

Commercial loans consist of financing for commercial purposes in various lines of businesses, including manufacturing, service industry and professional service areas. Commercial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guarantee of the business owners.

Residential real estate and construction real estate loans consist of loans secured by single-family and multifamily residential properties, which are both owner-occupied and investor-owned.

The following tables present the commercial real estate loan balance, associated percentage of commercial real estate concentrations by collateral type, estimated collateral values and related loan to value (“LTV”) ranges as of the dates indicated. Revolving lines of credit with zero balance and 0.0% LTV are excluded from this table. Collateral values are determined at origination using third party real estate appraisals or evaluations. Updated appraisals are obtained for loans that are downgraded to watch or substandard. Loans over $1.0 million are reviewed annually, at which time an internal assessment of collateral values is completed.

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
March 31, 2021
Manufactured home community	$283,470	26.91%	$487,978	0.14%	73.84%
Office	112,018	10.63%	236,722	3.46%	75.00%
Retail	101,682	9.65%	198,561	4.47%	75.83%
Faith based	93,268	8.85%	238,748	3.84%	74.27%
Mini storage	70,448	6.69%	127,380	21.13%	69.30%
Industrial	71,655	6.80%	175,875	1.65%	75.09%
Multifamily	75,150	7.13%	195,305	0.85%	75.00%
Mixed use	63,947	6.07%	121,198	2.64%	74.46%
All other types*	181,779	17.27%	422,331	4.50%	84.25%
Total	$1,053,417	100.0%	$2,204,098	0.10%	84.20%

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
December 31, 2020
Manufactured home community	$244,156	24.35%	$421,048	12.12%	73.64%
Office	115,913	11.56%	237,837	4.05%	75.00%
Retail	104,878	10.46%	208,632	4.52%	76.14%
Faith based	92,885	9.27%	242,148	3.23%	73.18%
Mini storage	69,973	6.98%	120,010	21.19%	70.00%
Industrial	69,153	6.90%	174,140	1.93%	75.55%
Multifamily	66,113	6.59%	171,411	0.33%	75.00%
Mixed use	62,531	6.24%	119,333	2.87%	75.00%
All other types*	176,895	17.65%	413,381	6.89%	84.89%
Total	$1,002,497	100.00%	$2,107,940	0.33%	84.89%

*

Types of collateral in the “all other types” category are those that individually make up less than 5.0% commercial real estate concentration and include hospitality, auto dealerships, car washes, assisted living communities, country clubs, gas stations/convenience stores, medical offices, special purpose property, mortuaries, restaurants and schools.

Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly (when PPP loans are excluded). Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 72.91% of our portfolio at March 31, 2021, excluding PPP loans. Commercial secured lending (consisting primarily of SBA 7(a) loans under $350,000) represents 8.34% of our portfolio at March 31, 2021. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 642.07% and 624.70% as of March 31, 2021 and December 31, 2020, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (i.e., manufactured home communities, self-storage, hospitality, etc.). All loan sectors are within our established limits as of March 31, 2021. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.

We believe that our past success is attributable to focusing on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans and semi-annual top down and bottom up stress testing. We expect to continue growing our loan portfolio. We do not expect our product or geographic concentrations to materially change.

The following table sets forth the contractual maturities of our loan portfolio as of March 31, 2021:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Loans:
Real Estate -
Commercial	$38,055	$93,411	$888,241	$33,710	$1,053,417
Commercial land and development	6,966	3,672	432	—	11,070
Commercial construction	10,522	19,038	37,419	—	66,979
Residential construction	1,712	6,131	—	—	7,843
Residential	1,440	6,970	16,047	1,759	26,216
Farmland	3,306	7,192	36,800	—	47,298
Commercial -
Secured	38,213	34,536	59,613	200	132,562
Unsecured	847	1,094	17,283	—	19,224
Paycheck Protection Program	—	182,848	28	—	182,876
Consumer and other	119	3,387	944	—	4,450
Total loans	$101,180	$358,279	$1,056,807	$35,669	$1,551,935

The following table sets forth the sensitivity to interest rate changes to our loan portfolio as of March 31, 2021:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Loans:
Real Estate -
Commercial	$151,928	$901,489	$1,053,417
Commercial land and development	738	10,332	11,070
Commercial construction	1,193	65,786	66,979
Residential construction	—	7,843	7,843
Residential	2,929	23,287	26,216
Farmland	4,397	42,901	47,298
Commercial -
Secured	31,360	101,202	132,562
Unsecured	17,822	1,402	19,224
Paycheck Protection Program	182,876	—	182,876
Consumer and other	4,450	—	4,450
Total loans	$397,693	$1,154,242	$1,551,935

Asset Quality

We manage the quality of our loans based upon trends at the overall loan portfolio level as well as within specific product type. We measure and monitor key factors that include the level and trend of classified, delinquent, nonaccrual, and nonperforming assets, collateral coverage and credit scores and debt service coverage, where applicable. The metrics directly impact our evaluation of the adequacy of our allowance for loan losses. The quality of our investment portfolio is measured by composition of investment type and is almost entirely comprised of guaranteed U.S. government agency securities and obligations of states and political subdivisions.

Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction such as collateral cash flow, collateral coverage and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after the origination process. Particular emphasis is placed on our commercial portfolio where risk assessments are reevaluated as a result of reviewing commercial property operating statements and borrower financials. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance. We design our practices to facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk classifications are an integral part of management assessing the adequacy of our allowance for loan losses. We periodically employ the use of an outside independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions.

Nonperforming assets. Our nonperforming assets consist of nonperforming loans and foreclosed real estate, if any. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Troubled debt restructurings. We consider a loan to be in a TDR when we have granted a concession and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy. A TDR loan generally is kept on nonaccrual status until, among other criteria, the borrower has paid for six consecutive months with no payment defaults, at which time the TDR may be placed back on accrual status.

COVID-19 deferments. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), as amended by the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”), specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We elected to apply these temporary accounting provisions to payment relief loans beginning in March 2020. As of March 31, 2021, six loans totaling $17.2 million, or 1.13% of the loan portfolio, were in a COVID-19 deferral period and 29 loans totaling $24.2 million had been in a COVID-19 deferment in the first quarter of 2021 but were not in such deferment as of March 31, 2021. Of the loans that received COVID-19 deferments in the first quarter of 2021, only 25 loans had their principal portion deferred to their respective maturities. Some of the borrowers that received interest-only deferments received a PPP loan that included loan funds to make their interest-only payments. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

SBA 7(a) payments made under the CARES Act. Section 1112 of the CARES Act required the SBA to make payments on new and existing 7(a) loans for six months. The Consolidated Appropriations Act amended this section of the CARES Act to extend the payment on 7(a) loans in existence on March 27, 2020, beginning on February 1, 2021 for an additional three or eight months, depending on the borrower’s industry code, and to require the SBA to make six months of payments on new 7(a) loans approved between February 1, 2021, and September 30, 2021. These payments are not deferments but rather full payments of principal and interest that the borrower will not be responsible for in the future. In the first three months of 2021, the SBA made payments under this program on 956 of our SBA 7(a) loans, totaling $5.3 million in principal and interest. As of March 31, 2021, the principal outstanding on loans that received one or more of these payments under the CARES Act was $45.6 million, representing substantially all of our SBA 7(a) loans as of March 31, 2021.

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

	As of
(dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans
Real estate -
Commercial	$134	$137
Commercial land and development	—	—
Commercial construction	—	—
Residential construction	—	—
Residential	182	183
Farmland	—	—
Commercial -
Secured	125	132
Unsecured	—	—
Paycheck Protection Program	—	—
Consumer and other	72	—
	513	452

Loans past due 90 days or more and still accruing
Real estate -
Commercial	—	—
Commercial land and development	—	—
Commercial construction	—	—
Residential construction	—	—
Residential	—	—
Farmland	—	—
Commercial -
Secured	—	—
Unsecured	—	—
Paycheck Protection Program	—	—
Consumer and other	—	—

Total nonperforming loans	513	452

Real estate owned	—	—
Total nonperforming assets	$513	$452
COVID-19 deferments	$17,202	$41,439

Troubled debt restructurings (performing – not included above)	$—	$—

Allowance for loan losses to period end nonperforming loans	4,341.52%	4,909.07%
Nonperforming loans to period end loans	0.03%	0.03%
Nonperforming assets to total assets	0.02%	0.02%
Nonperforming loans plus performing TDRs to total loans	0.03%	0.03%
COVID-19 deferments to period end loans	1.11%	2.75%

The ratio of nonperforming loans to period end loans was unchanged at 0.03% as of December 31, 2020 and as of March 31, 2021.

The ratio of the allowance for loan losses to nonperforming loans increased from 4,909.07% as of December 31, 2020 to 4,341.52% as of March 31, 2021. The increase was primarily due to higher reserves related to our commercial real estate portfolio which increased $50.9 million, a 5.0% increase from December 31, 2020 to March 31, 2021 while commercial real estate nonaccrual loans remained relatively flat at $0.1 million as of December 31, 2020 and $0.1 million as of March 31, 2021.

Potential problem loans. We utilize a risk grading system for our loans to aid us in evaluating the overall credit quality of our real estate loan portfolio and assessing the adequacy of our allowance for loan losses. All loans are categorized into a risk category at the time of origination. Commercial real estate loans over $1.0 million are reevaluated at least annually for proper classification in conjunction with our review of property and borrower financial information, while all loans are reevaluated for proper risk grading as new information such as payment patterns, collateral condition, and other relevant information comes to our attention.

The banking industry defines loans graded Substandard or Doubtful as “classified” loans. The following table shows our levels of classified loans as of the periods indicated:

(dollars in thousands) March 31, 2021	Pass	Watch	Substandard	Doubtful	Total
Real estate loans:
Commercial	$1,001,067	$16,819	$35,531	$—	$1,053,417
Commercial land and development	11,070	—	—	—	11,070
Commercial construction	60,764	6,215	—	—	66,979
Residential construction	7,843	—	—	—	7,843
Residential	26,034	—	182	—	26,216
Farmland	47,298	—	—	—	47,298

Commercial:
Secured	127,848	617	1,037	—	129,502
Unsecured	19,224	—	—	—	19,224
PPP	182,876	—	—	—	182,876

Consumer	4,379	—	71	—	4,450
	$1,488,403	$23,651	$36,821	$—	$1,548,875

December 31, 2020	Pass	Watch	Substandard	Doubtful	Total
Real estate loans:
Commercial	$950,118	$16,836	$35,543	$—	$1,002,497
Commercial land and development	10,600	—	—	—	10,600
Commercial construction	85,860	5,900	—	—	91,760
Residential construction	11,914	—	—	—	11,914
Residential	30,248	—	183	—	30,431
Farmland	50,164	—	—	—	50,164

Commercial:
Secured	136,992	1,552	132	—	138,676
Unsecured	17,526	—	—	—	17,526
PPP	147,965	—	—	—	147,965

Consumer	4,921	—	—	—	4,921
	$1,446,308	$24,288	$35,858	$—	$1,506,454

Loans designated as watch and substandard, which are not considered adversely classified, increased slightly to $60.5 million at March 31, 2021 from $60.1 million at December 31, 2020, which did not have an impact to the reserve overall. There were no loans with doubtful risk grades at March 31, 2021 or December 31, 2020.

Allowance for loan losses: The allowance for loan losses is established through an allowance for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

In the first quarter of 2021, our methodology for evaluating allowance for loan losses was affected by the COVID-19 pandemic resulting in continued higher reserve levels primarily related to our commercial secured portfolio. Reserves on the commercial secured portfolio were increased due to higher uncertainty related to the COVID-19 pandemic and related economic effects.

While the entire allowance for loan losses is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses by loan category, and the percentage of allowance for loan losses in each category, for periods indicated.

	As of
	March 31, 2021		December 31, 2020
(dollars in thousands)	Dollars	% of Total	Dollars	% of Total
Collectively allocated for impairment
Real Estate
Commercial	$10,219	45.88%	$9,358	42.17%
Commercial land and development	80	0.36%	77	0.35%
Commercial construction	504	2.26%	821	3.70%
Residential construction	57	0.26%	87	0.39%
Residential	188	0.84%	220	0.99%
Farmland	578	2.60%	615	2.77%
Commercial -
Secured	8,918	40.04%	9,476	42.71%
Unsecured	195	0.88%	179	0.81%
Paycheck Protection Program	—	0.00%	—	0.00%
Consumer and other	528	2.38%	632	2.85%
Unallocated	932	4.18%	724	3.26%
	22,199	99.68%	22,189	100.00%

Individually allocated for impairment:
Consumer and other	72	0.32%	—	0.00%
	72	0.32%	—	0.00%

Total allowance for loan losses	$22,271	100.00%	$22,189	100.00%

The ratio of allowance for loan losses to total loans was 1.44% at March 31, 2021, compared to 1.47% at December 31, 2020. Excluding SBA-guaranteed PPP loans, the ratio of the allowance for loan losses to total loans was 1.63% at March 31, 2021 and December 31, 2020. A reconciliation of this non-GAAP measure is set forth in the section entitled “Non-GAAP Financial Measures.” Non-accrual loans totaled $0.5 million, or 0.03% of total loans, at March 31, 2021, and remained largely unchanged from $0.5 million, or 0.03% of total loans, at December 31, 2020.

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	For the three months ended
	March 31, 2021		March 31, 2020
(dollars in thousands)	Activity	% of Period End Loans	Activity	% of Period End Loans
Loans held for investment	$1,548,875		$1,257,676

Allowance for loan losses (beginning of period)	$22,189		$14,915

Net (charge-offs) recoveries:
Real estate loans -
Commercial	—	0.00%	—	0.00%
Commercial land and development	—	0.00%	—	0.00%
Commercial construction	—	0.00%	—	0.00%
Residential construction	—	0.00%	—	0.00%
Residential	—	0.00%	—	0.00%
Farmland	—	0.00%	—	0.00%
Commercial:
Secured	(168)	(0.88%)	(826)	(7.85%)
Unsecured	—	0.00%	—	0.00%
PPP	—	0.00%	—	0.00%
Consumer and other	50	1.14%	(199)	(1.88%)
Net charge-offs	(118)	(0.01%)	(1,025)	(0.08%)

Provision for loan losses	200		2,600

Allowance for loan losses (end of period)	$22,271		$16,490

Allowance for loan losses to period end loans held for investment	1.44%		1.31%

The allowance for loan losses to period end loans held for investment increased from 1.31% as of March 31, 2020 to 1.44% as of March 31, 2021. The increase was primarily due to higher reserves related to our commercial real estate and commercial secured portfolios which increased $4.2 million, an 88.91% increase, from March 31, 2020 to March 31, 2021. Reserves on these portfolios were increased due to higher uncertainty related to the COVID-19 pandemic and related economic effects.

Net charge-offs declined as a percent of period end loans from 0.08% for the three months ended March 31, 2020 to 0.01% for the three months ended March 31, 2021. The primary driver of the decline was the net charge-off rate related to the commercial secured portfolio which declined from 7.85% in 2020 to 0.88% in 2021. The charge-off rate for the commercial secured loan portfolio declined due to improvements in our SBA 7(a) underwriting criteria and processes combined with CARES Act assistance provided to SBA 7(a) and other borrowers.

Liabilities

During the first three months of 2021, total liabilities increased by $199.4 million from $1,820.0 million as of December 31, 2020 to $2,019.4 million as of March 31, 2021. This increase was primarily due to an increase in total deposits of $199.1 million, comprised of increases in $103.1 million in non-interest-bearing deposits and $96.0 million in interest-bearing deposits.

Deposits

Representing 98.2% of our total liabilities as of March 31, 2021, deposits are our primary source of funding for our business operations.

Total deposits increased by $199.1 million, or 11.16%, to $1,983.1 million at March 31, 2021 from $1,784.0 million as of December 31, 2020. Deposit increases were attributed to increases in PPP borrower-related balances and normal fluctuations in some of our large accounts. Non-interest-bearing deposits increased by $103.1 million in the first three months of 2021 to $798.8 million, and represented 40.28% of total deposits at March 31, 2021, compared to 39.00% at December 31, 2020. Our loan to deposit ratio was 77.99% at March 31, 2021 compared to 84.50% at December 31, 2020. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	For the three months ended
	March 31, 2021			March 31, 2020
(dollars in thousands)	Average Amount	Weighted Average Rate Paid	Percent of Total Deposits	Average Amount	Weighted Average Rate Paid	Percent of Total Deposits
Transaction accounts	$154,678	0.10%	13.70%	$129,037	0.36%	13.47%
Money market and savings	928,259	0.26%	82.21%	719,048	0.99%	75.05%
Time	46,171	0.56%	4.09%	110,037	1.73%	11.48%
Total deposits	$1,129,108	0.25%	100.00%	$958,122	0.99%	100.00%

Uninsured non-time deposits were $1,186.1 million and $1,107.4 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, our 21 largest deposit relationships, each accounting for more than $10 million, accounted for $730.6 million, or 36.78% of our total deposits. As of December 31, 2020, our 18 largest deposit relationships, each accounting for more than $10 million, accounted for $641.2 million, or 35.90%, of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

	As of
(dollars in thousands)	March 31, 2021	December 31, 2020
Municipalities	$290,011	$318,357
Non-Profit	201,185	165,046
Business	239,418	157,757

Total	$730,614	$641,160

Our largest single deposit relationship relates to a non-profit association that supports hospitals and health systems. The balances for this customer were $160.4 million, or 8.07%, of total deposits at March 31, 2021 and $133.3 million, or 7.50%, of total deposits at December 31, 2020.

The following tables set forth the maturity of time deposits as of March 31, 2021:

(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$6,195	$23,753	$29,948	$4,945
Over three through six months	—	2,102	2,102	—
Over six through twelve months	1,164	1,581	2,745	414
Over twelve months	304	1,239	1,543	54
Total	$7,663	$28,675	$36,338	$5,413

FHLB Advances and Other Borrowings

From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding for both periods as of March 31, 2021 and December 31, 2020.

In 2017, we issued subordinated notes of $25.0 million and in 2019 we issued another $3.75 million. This debt was issued to investors in private placement transactions. See Note 7, Long Term Debt and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the subordinated notes. The proceeds of the notes qualify as Tier 1 capital under the final regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) for community banks with total assets less than $15 billion. The following table is a summary of our outstanding subordinated notes as of March 31, 2021:

(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	September 2017	$25,000	September 15, 2022	September 15, 2027

Fixed at 6.0% through September 15, 2022 then three-month London Inter-bank Offered Rate (“LIBOR”) plus 404.4 basis points (4.23% as of March 31, 2021) through maturity

Subordinated notes	November 2019	$3,750	September 15, 2022	September 15, 2027

Fixed at 5.5% through September 15, 2022 then three-month LIBOR plus 354.4 basis points (3.73% as of March 31, 2021) through maturity

Shareholders’ Equity

Shareholders’ equity totaled $131.4 million at March 31, 2021 and $133.8 million at December 31, 2020. The slight decline in shareholders’ equity was attributable to dividends declared and changes in accumulated other comprehensive income, offset by net earnings.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business including commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The following is a summary of our off-balance commitments outstanding as of the dates presented.

	As of
(dollars in thousands)	March 31, 2021	December 31, 2020
Commitments to fund loans held for investment	$216,627	$219,861

With the exception of the items detailed above, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Contractual Obligations

The following table presents, as of March 31, 2021, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Note 7, Long Term Debt and Other Borrowings, and Note 9, Commitments and Contingencies, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(dollars in thousands)	Total	Less than 1 year	1 to 2 years	2 to 5 years	More than 5 years
Time deposits(1)	$36,338	$34,794	$1,015	$529	$—
Subordinated notes(1)	28,336	—	—	—	28,336
Operating leases, net	5,193	762	974	3,457	—
Significant contracts(2)	1,913	883	883	147	—
	$71,780	$36,439	$2,872	$4,133	$28,336

(1)	Amounts exclude interest.

(2)	We have one significant, long-term contract for core processing services. Actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using 2020 average monthly expense extrapolated over the remaining life of the contract.

We believe that will we be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity, access to borrowing sources, and periodic loan sales.

Capital Adequacy

We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for loan losses, our geographic and industry concentrations, and other risk factors in our balance sheet, including interest rate sensitivity.

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our unaudited consolidated financial statements. We operate under the Small Bank Holding Company Policy Statement, and accordingly are exempt from the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) generally applicable risk-based-capital ratio and leverage ratio requirements. The Bank is subject to minimum risk-based and leverage capital requirements under federal regulations implementing the Basel III framework, and to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Bank holding companies and banks are subject to various regulatory capital requirements administered by the federal bank and state regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. As of March 31, 2021, Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the minimum ratios that would be required for it to be considered a well-capitalized bank holding company.

Bancorp’s and the Bank’s capital adequacy ratios as of March 31, 2021 and December 31, 2020 are presented in the following tables. As of March 31, 2021 and December 31, 2020, Bancorp’s Tier 1 capital included a subordinated debenture, which was not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes*		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$176,221	12.09%	$116,613	≥ 8.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$129,636	8.89%	$87,459	≥ 6.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)	$129,636	8.89%	$65,595	≥ 4.50%	N/A	N/A
Tier 1 Capital (to average assets)	$129,636	6.37%	$81,367	≥ 4.00%	N/A	N/A
December 31, 2020
Total Capital (to risk-weighted assets)	$176,861	12.18%	$116,138	≥ 8.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$130,347	8.98%	$87,103	≥ 6.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)	$130,347	8.98%	$65,327	≥ 4.50%	N/A	N/A
Tier 1 Capital (to average assets)	$130,347	6.58%	$79,204	≥ 4.00%	N/A	N/A

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes*		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$173,957	11.95%	$116,500	≥ 8.00%	$145,625	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$155,702	10.69%	$87,375	≥ 6.00%	$116,500	≥ 8.00%
Common Equity Tier 1 (to risk-weighted assets)	$155,702	10.69%	$65,531	≥ 4.50%	$94,656	≥ 6.50%
Tier 1 Capital (to average assets)	$155,702	7.66%	$81,332	≥ 4.00%	$101,665	≥ 5.00%
December 31, 2020
Total Capital (to risk-weighted assets)	$174,002	11.99%	$116,114	≥ 8.00%	$145,143	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$155,808	10.73%	$87,086	≥ 6.00%	$116,114	≥ 8.00%
Common Equity Tier 1 (to risk-weighted assets)	$155,808	10.73%	$65,314	≥ 4.50%	$94,343	≥ 6.50%
Tier 1 Capital (to average assets)	$155,808	7.87%	$79,199	≥ 4.00%	$98,998	≥ 5.00%

*	If Bancorp and the Bank were subject to Basel III capital requirements. The Company operates under the Small Bank Business Holding Company Policy Statement and therefore is not currently subject to generally applicable capital adequacy requirements.

Impact of Inflation and Changing Prices

Our unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

Liquidity Management

We manage liquidity based upon factors that include the level of diversification of our funding sources, the composition of our deposit types, the availability of unused funding sources, off-balance sheet obligations, the amount of cash and liquid securities we hold and the availability of assets to be readily converted into cash without undue loss. The FDIC evaluates the liquidity of the Bank on a stand-alone basis pursuant to applicable guidance and policies.

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities, and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds, and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, operational, legal, and reputational risks also could affect the bank’s liquidity risk profile and are considered in the assessment of liquidity management.

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its senior notes and junior subordinated debentures. The Company’s main source of cash flow is dividends declared and paid to it by the Bank. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company, including various legal and regulatory provisions that limit the amount of dividends the Bank can pay to the Company without regulatory approval. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs plus two years’ of subordinated note debt service. We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems including stress tests that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances, and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB, and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve Bank of San Francisco (“FRB”) discount window, draws on established federal funds lines from unaffiliated commercial banks, and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.

The most significant source of liquidity during the first quarter of 2021 was an increase in deposits of $199.1 million. The increase was primarily due to increases in PPP borrower-related balances and normal fluctuations in some of our large accounts. Other sources of liquidity during the first quarter of 2021 included proceeds from sales and maturities or/and prepayments of securities of $11.5 million, and $8.6 million in net cash provided by operating activities.

Significant uses of liquidity during the first quarter of 2021 were $28.8 million in investment securities purchased, $37.7 million in loan originations and advances, net of principal collected, $13.0 million in loans originated for sale, and $11.0 million in cash dividends paid on common stock to our shareholders. Refer to the Consolidated Statement of Cash Flows included in our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

Total commitments and standby letters of credit, as discussed in Note 9, Commitments and Contingencies, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, totaled $213.9 million at March 31, 2021. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $34.7 million of time deposits are expected to mature. As these time deposits mature, some these deposits may not renew due to the competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, combined with our liquid investment portfolio, provides a stable funding base.

An additional source of our liquidity is the sale of liquid assets, which consists of loans held for sale and securities available-for-sale. At March 31, 2021, securities available-for-sale totaled $127.3 million, with $51.4 million pledged as collateral for borrowings and other commitments.

Further, the Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2021, the Bank had a total financing availability of $178.3 million, net of letters of credit issued of $298.5 million.

As of March 31, 2021, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The significant uses of liquidity for Bancorp are shareholder dividends and ordinary operating expenses. The Bank paid dividends to Bancorp totaling $11.0 million during the first quarter of 2021. Bancorp held $3.3 million of cash and cash equivalents as of March 31, 2021. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Non-GAAP Financial Measures

Some of the financial measures discussed herein are non-GAAP financial measures. In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated statements of income, balance sheets or statements of cash flows.

Allowance for loan losses to total loans, excluding SBA-guaranteed PPP loans, and tangible common equity to tangible assets are non-GAAP financial measures. Allowance for loan losses to total loans, excluding SBA-guaranteed PPP loans, is defined as allowance for loan losses, divided by total loans less SBA-guaranteed PPP loans. The most directly comparable GAAP financial measure is allowance for loan losses to total loans.

We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations, and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP.

	For the three months ended
(dollars in thousands)	March 31, 2021	December 31, 2020
Allowance for loan losses to total loans, excluding SBA PPP loans
Allowance for loan losses	$22,271	$22,189
Total loans	1,546,553	1,507,979
Less: SBA-guaranteed PPP loans	182,876	147,965
Allowance for loan losses to total loans, excluding SBA PPP loans	1.63%	1.63%

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2021 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, such controls.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. Risk Factors

Certain factors may have an adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, financial condition and results of operations and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risk Factor Summary

The most significant risks that may have an adverse effect on our business, financial condition, and results of operations are summarized below.

●	Our business and operations are concentrated in Northern California and we are sensitive to adverse changes in the local economy.

●	We operate in a highly competitive market and face increasing competition from traditional and new financial services providers.

●	We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate, and compliance risks, which may have an adverse effect on our business, financial condition, and results of operations if we are unable to manage such risks.

●	We may be unable to effectively manage our growth, which could have an adverse effect on our business, financial condition, and results of operations.

●	We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes, may have an adverse effect on our business, financial condition, and results of operations.

●	We are subject to regulatory requirements, including stringent capital requirements, consumer protection laws, and anti-money laundering laws, and failure to comply with these requirements could have an adverse effect on our business, financial condition, and results of operations.

●	We are subject to laws regarding privacy, information security, and protection of personal information and any violation of these laws or incidents involving personal, confidential or proprietary information of individuals, including, among others, system failures or cybersecurity breaches of our network security, could damage our reputation and otherwise adversely affect our business, financial condition, and results of operation.

●	We recently terminated our status as an S Corporation for federal income tax purposes in connection with our IPO and may be subject to claims from taxing authorities related to our prior S Corporation status.

●	Our charter documents contain certain provisions, including anti-takeover and exclusive forum provisions, that limit the ability of our shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.

●	We are subject to risks associated with the COVID-19 pandemic, which could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business

Our business and operations are concentrated in California, specifically Northern California, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Unlike many of our larger competitors that maintain significant operations located outside our market, substantially all of our customers are individuals and businesses located and doing business in the state of California. As of March 31, 2021, approximately 81.50% of our real estate loans measured by dollar amount were secured by collateral located in California, substantially all of which is in Northern California. Therefore, our success will depend upon the general economic conditions and real estate activity in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans, may lead to loan losses that are not offset by operations in other markets, and may also reduce the ability of depositors to make or maintain deposits with us. In addition, businesses operating in Northern California, and Sacramento in particular, depend on California state government employees for business, and reduced spending activity by such employees in the event of furloughing or termination of such employees could have an adverse impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank. For these reasons, any regional or local economic downturn could have an adverse effect on our business, financial condition, and results of operations.

The small to medium-sized businesses to which we lend may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair their ability as a borrower to repay a loan. These factors may be especially true given the effects of the COVID-19 pandemic. In addition, the success of small and medium-sized businesses often depends on the management skills, talents, and efforts of one or two people or a small group of people, and the death, disability, or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate or any of our borrowers otherwise are affected by adverse business developments, our small to medium-sized borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our business, financial condition, and results of operations.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

As of March 31, 2021, approximately 78.15% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, with substantially all of these real estate loans concentrated in Northern California. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults, and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk, and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition, and results of operations.

We are subject to interest rate risk, which could adversely affect our profitability.

Our profitability, like that of most financial institutions of our type, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have an adverse effect on our business, financial condition and results of operations. As of March 31, 2021, 74.81% of our earning assets and 97.03% of our interest-bearing liabilities were variable rate, where our variable rate liabilities reprice at a slower rate than our variable rate assets. Our interest sensitivity profile was asset sensitive as of March 31, 2021.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the demand for loans, decreasing the ability of borrowers to repay their current loan obligations, and increase early withdrawals on term deposits. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for loan losses, which could have an adverse effect on our business, financial condition, and results of operations. The Federal Reserve has indicated that it will maintain the target range for the federal funds rate at low levels for some time to come, but changes to the target range are unpredictable. A decrease in the general level of interest rates, including the Federal Reserve’s sharp reduction in interest rates in response to the economic and financial effects of the COVID-19 pandemic, may affect us through, among other things, increased prepayments on our loan portfolio, and our cost of funds may not fall as quickly as yields on earning assets. Our asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers.

We have many competitors. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders, and consumer finance companies, including large national financial institutions that operate in our market. Many of these competitors are larger than us, have significantly more resources, greater brand recognition, and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing, and may better afford and make broader use of media advertising, support services and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We compete with these other financial institutions both in attracting deposits and making loans. We expect competition to continue to increase as a result of legislative, regulatory, and technological changes, the continuing trend of consolidation in the financial services industry and the emergence of alternative banking sources. Our profitability in large part depends upon our continued ability to compete successfully with traditional and new financial services providers, some of which maintain a physical presence in our market and others of which maintain only a virtual presence. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability.

Additionally, like many of our competitors, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek and compete for customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of March 31, 2021, we had $1,983.1 million in deposits and a loan to deposit ratio of 77.99%. As of the same date, using deposit account related information such as tax identification numbers, account vesting and account size, we estimated that $1,186.1 million of our deposits exceeded the insurance limits established by the FDIC. Additionally, we have $284.8 million of governmental deposits secured by collateral. Although we have historically maintained a high deposit customer retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, or a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have an adverse effect on our business, financial condition, and results of operations. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have an adverse effect on our business, financial condition, and results of operations.

Failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to keep pace successfully with technological change affecting the financial services industry could harm our ability to compete effectively and could have an adverse effect on our business, financial condition, and results of operations. As these technologies improve in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have an adverse effect on our business, financial condition, and results of operations.

We are dependent on the use of data and modeling in both our management’s decision-making generally and in meeting regulatory expectations in particular.

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan loss measurement, portfolio stress testing, and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlie them. We anticipate that model-derived insights will be used more widely in our decision making in the future. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have an adverse effect on our business, financial condition, and results of operations.

We may not be able to measure and limit our credit risk adequately, which could adversely affect our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. Many of our loans are made to small to medium-sized businesses that are less able to withstand competitive, economic, and financial pressures than larger borrowers. If the overall economic climate in the United States, generally, or in our market specifically, experiences material disruption, particularly due to the continuing effects of the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of multifamily residential, real estate construction, and other commercial real estate loans include the quality of management of the business and tenant vacancy rates.

Our risk management practices, such as monitoring the concentration of our loans within specific markets and our credit approval, review, and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies, and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures, and additional charge-offs, and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition, and results of operations.

We are exposed to higher credit risk by our commercial real estate and commercial land development loans.

Commercial real estate, commercial land and construction, commercial construction, and farmland based lending usually involve higher credit risks than other types of mortgage loans. As of March 31, 2021, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner-occupied)—67.88%; and commercial land and construction—5.03%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.

Non-owner-occupied commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Banking regulators closely supervise banks’ commercial real estate lending activities, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Commercial land development loans and owner-occupied commercial real estate loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (i) they depreciate over time, (ii) they are difficult to appraise and liquidate, and (iii) they fluctuate in value based on the success of the business.

Commercial real estate loans, commercial and industrial loans, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. In particular, the COVID-19 pandemic could have adverse effects on our loans for office and hospitality space, which are dependent for repayment on the successful operation and management of the associated commercial real estate. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

We also make both secured and unsecured loans to our commercial clients. Secured commercial loans are generally collateralized by real estate, accounts receivable, inventory, equipment, or other assets owned by the borrower or may include a personal guaranty of the business owner. Unsecured loans generally involve a higher degree of risk of loss than do secure loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Because of this lack of collateral, we are limited in our ability to collect on defaulted unsecured loans. Furthermore, the collateral that secures our secured commercial and industrial loans typically includes inventory, accounts receivable, and equipment, which if the business is unsuccessful, usually has a value that is insufficient to satisfy the loan without a loss.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

As of March 31, 2021, real estate construction loans comprised 4.82% of our total loan portfolio and such lending involves additional risks because funds are advanced based on the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

As of March 31, 2021, our total commercial SBA loan portfolio held for investment, excluding PPP loans, was $51.3 million, representing 3.31% of total loans held for investment. As of March 31, 2021, we sold 49 SBA loans with government guaranteed portions totaling $10.0 million. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loans make up a substantial majority of our remaining SBA loans.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which it was originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected. Further, we generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition, and results of operations could be adversely impacted.

Curtailment of government-guaranteed loan programs could affect a segment of our business.

A significant segment of our business consists of originating and periodically selling U.S. government guaranteed loans, in particular those guaranteed by the SBA. Presently, pursuant to the Consolidated Appropriations Act, the SBA guarantees 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program (excluding PPP loans) through October 1, 2021. After this date, the SBA will guarantee 75% to 85% of the principal amount of qualifying loans originated under the 7(a) loan program (excluding PPP loans). The U.S. government may not maintain the SBA 7(a) loan program, and even if it does, such guaranteed portion may not remain at its current or anticipated level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our non-interest income, any significant changes to the SBA 7(a) loan program, such as its funding or eligibility requirements, may have an unfavorable impact on our prospects, future performance, and results of operations. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the quarter ended March 31, 2021 was $10.0 million compared to $11.5 million for the same quarter in 2020.

As a participating lender in the SBA’s PPP, we are subject to added risks, including credit, fraud, and litigation risks.

In April 2020, we began processing loan applications under the PPP as an eligible lender with the benefit of a government guarantee of loans to small business clients, many of whom may face difficulties even after being granted such a loan. PPP loans have contributed to our loan growth since March 31, 2020. However, PPP loan growth depends on governmental action to renew and fund the program. On March 30, 2021, the PPP Extension Act of 2021 (“PPP Extension Act”), which extended the deadline to apply for a PPP loan through May 31, 2021, was signed into law.

As a participant in the PPP, we face increased risks, particularly in terms of credit, fraud, and litigation risks. The PPP opened to borrower applications shortly after the enactment of its authorizing legislation, and, as a result, there is some ambiguity in the laws, rules and guidance regarding the program’s operation. Subsequent rounds of legislation and associated agency guidance have not provided needed clarity in all instances and in certain other instances have potentially created additional inconsistencies and ambiguities. Accordingly, we are exposed to risks relating to compliance with PPP requirements, including the risk of becoming the subject of governmental investigations, enforcement actions, private litigation, and negative publicity.

We have additional credit risk with respect to PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guarantee, reduce the amount of the guarantee or, if it has already paid under the guarantee, seek recovery of any loss related to the deficiency from the Bank.

Also, PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time.

Furthermore, since the launch of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be exposed to the risk of litigation, from both customers and non-customers that approached us regarding PPP loans, relating to these or other matters. Also, many financial institutions throughout the country have been named in putative class actions regarding the alleged nonpayment of fees that may be due to certain agents who facilitated PPP loan applications. Although many of these actions have been resolved in favor of banks participating in the PPP, the costs and effects of litigation related to PPP participation could have an adverse effect on our business, financial condition and results of operations.

Farmland real estate loans and volatility in commodity prices may adversely affect our financial condition and results of operations.

As of March 31, 2021, farmland loans were $47.3 million, or 3.05% of our total loan portfolio. Farmland lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of crops or limit crop yields (such as hail, drought, fires, and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and as a result, a severe and prolonged decline in commodity prices may have an adverse effect on our business, financial condition, and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, farmland real estate loans may involve a greater degree of risk than other types of loans.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business and we monitor our liquidity and manage our liquidity risk at the holding company and bank level. We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due, and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, which include, but are not limited to, an over-reliance on a particular source of funding, changes in the liquidity needs of our depositors, adverse regulatory actions against us, or a downturn in the markets in which our loans are concentrated.

Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Our inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have an adverse effect on our business, financial condition, and results of operations, and could result in the closure of the Bank.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from issuance and sale of our equity and debt securities. Additional liquidity is provided by the ability to borrow from the FHLB and the FRB to fund our operations. We may also borrow funds from third-party lenders, such as other financial institutions, and have access to other funding avenues, including the PPP Liquidity Facility through which the Federal Reserve extends credit to eligible financial institutions that originate PPP loans by taking PPP loans as collateral. We have not used the PPP Liquidity Facility to date.   Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market or by one or more adverse regulatory actions against us.

Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have an adverse effect on our business, financial condition, and results of operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB, or market conditions change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations and to support our continued growth. The unavailability of a sufficient funding could have an adverse effect on our business, financial condition, and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies may be interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. As a result, defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or other institutions. These losses could have an adverse effect on our business, financial condition, and results of operations.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems, and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate, and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances. Our risk management framework may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, and results of operations could be adversely affected. We may also be subject to potentially adverse regulatory consequences.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned (“OREO”) could have an adverse effect on our business, financial condition, and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. Additionally, federal and state regulators and state attorneys general have prosecuted or pursued enforcement action against a number of mortgage servicing companies for alleged consumer law violations. If new federal or state laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, they could have an adverse effect on our business, financial condition, and results of operations.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios, and may be required to maintain higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. From March 31, 2020 through March 31, 2021, our commercial real estate loan balances have increased by $136.6 million. As of March 31, 2021, commercial real estate loans represent 642.07% of our total risk-based capital. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition, and results of operations.

We could be subject to environmental risks and associated costs on our foreclosed real estate assets.

Our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing loans. There is a risk that hazardous or toxic substances could be found on these properties and that we could be liable for remediation costs, as well as personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on our business, financial condition, and results of operations.

Our recovery on commercial real estate loans could be further reduced by a lack of a liquid secondary market for such mortgage loans and mortgage-backed securities.

Our current business strategy includes an emphasis on commercial real estate lending. Although we sold $10.0 million of loans in the first quarter of 2021, none of which were commercial real estate loans, we may decide to sell more loans in the future. A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and OREO may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of OREO, that we acquire through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for loan losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for loan losses could have an adverse effect on our business, financial condition, and results of operations.

Federal, state and local consumer lending laws may restrict our or our partners’ ability to originate certain loans or increase our risk of liability with respect to such loans.

Federal, state and local laws have been adopted that are intended to prevent certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans and to determine borrowers’ ability to repay. Nonetheless, the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. Compliance with these laws increases our cost of doing business.

Additionally, consumer protection initiatives or changes in state or federal law, including the CARES Act and its automatic loan forbearance provisions, may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that the state in which we operate will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted or pursued enforcement actions against a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, such laws or regulations could have an adverse effect on our business, financial condition and results of operations.

Our largest loan relationships make up a material percentage of our total loan portfolio and credit risks relating to these would have a disproportionate impact.

As of March 31, 2021, our 30 largest borrowing relationships ranged from approximately $10.2 million to $42.8 million (including unfunded commitments) and totaled approximately $537.0 million in total commitments (representing, in the aggregate, 34.67% of our total loans held for investment as of March 31, 2021). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At March 31, 2021, our 21 largest deposit relationships, each accounting for more than $10.0 million, accounted for $730.6 million, or 36.78%  of our total deposits. This includes $290.0 million of our total deposits held by municipalities, of which we conduct a monthly review. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short term liquidity and have an adverse impact on our earnings. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations, and/or to raise funding through brokered deposits. Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

Our allowance for loan losses may be inadequate to absorb losses inherent in the loan portfolio.

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions, and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. As of March 31, 2021, the allowance for loan losses was $22.3 million.

Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance, and other factors, both within and outside of our control, may result in our experiencing higher levels of nonperforming assets and charge-offs, and incurring loan losses in excess of our current allowance for loan losses, requiring us to make material additions to our allowance for loan losses, which could have an adverse effect on our business, financial condition, and results of operations.

Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-offs for which we have not established adequate reserves, our business, financial condition and results of operations could be adversely affected at that time.

Finally, the FASB has issued a new accounting standard that will replace the current approach under GAAP, for establishing allowances for loan and lease losses, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. As an emerging growth company relying on the extended transition period for new accounting standards, this standard, referred to as Current Expected Credit Loss (“CECL”), will be effective for us on January 1, 2023. The CECL standard will require us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We are currently evaluating the impact the CECL standard will have on our accounting and regulatory capital position. The adoption of the CECL standard will materially affect how we determine allowance for loan losses and could require us to significantly increase the allowance. Moreover, the CECL standard may create more volatility in the level of allowance for loan losses. If we are required to materially increase the level of our allowance for loan losses for any reason, such increase could have an adverse effect on our business, financial condition, and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of March 31, 2021, the book value of our investment securities portfolio was approximately $133.7 million. As of the same date, 30.24% of our investments were U.S. government or U.S. government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause OTTIs and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security, and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have an adverse effect on our business, financial condition, and results of operations.

We depend on the accuracy and completeness of information provided by customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon customers’ representations that their financial statements conform to GAAP and present fairly the financial condition, results of operations, and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our customers. Our business, financial condition, and results of operations could be adversely affected if we rely on misleading, false, inaccurate, or fraudulent information.

Risks Related to Our Industry and Regulation

Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund (“DIF”), not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC and the DFPI. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposed significant regulatory and compliance changes on financial institutions, is an example of this type of federal law. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends, and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have an adverse effect on our business, financial condition, and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Compliance with current and potential regulation, as well as supervisory scrutiny by our regulators, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort, and resources to ensure compliance and respond to any regulatory inquiries or investigations. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have an adverse effect on our business, financial condition, and results of operations.

Applicable laws, regulations, interpretations, enforcement policies, and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Additionally, federal and state regulatory agencies may change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or changes to the application of laws and regulations to us. Future changes may have an adverse effect on our business, financial condition, and results of operations.

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have an adverse effect on our business, financial condition, and results of operations. Furthermore, the regulatory agencies have broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio, and other assets. Based on our regulators’ assessment of the quality of our assets, operations, lending practices, investment practices, capital structure, or other aspects of our business, we may be required to take additional charges or undertake, or refrain from taking, actions that could have an adverse effect on our business, financial condition, and results of operations.

Monetary policies and regulations of the Federal Reserve could have an adverse effect on our business, financial condition and results of operations.

Our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate, and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments, and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition, and results of operations cannot be predicted.

Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.

The Federal Reserve, the FDIC, and the DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, the FDIC or the DFPI were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions may include requiring us to remediate any such adverse examination findings.

In addition, these agencies have the power to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place our Bank into receivership or conservatorship. Any regulatory enforcement action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to stringent capital requirements, which could have an adverse effect on our operations.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and defines “capital” for calculating these ratios. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8% plus a capital conservation buffer of 2.5%), and a leverage ratio of Tier 1 capital to total consolidated assets of at least 4.0%. An institution’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments. In addition, for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of at least 6.5%, Tier 1 capital ratio of at least 8.0%, a total capital ratio of at least 10.0%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal or state banking regulator to meet and maintain a specific capital level for any capital measure.

We operate under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts from the Federal Reserve’s risk-based-capital and leverage rules bank holding companies with assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities registered with the SEC. Historically, the Federal Reserve has not usually deemed a bank holding company ineligible for application of this policy statement solely because its common stock is registered under the Exchange Act. However, there can be no assurance that the Federal Reserve will continue this practice, and changes to this practice may result in the loss of our status as a small bank holding company for these purposes.

Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic capital requirements. We may not be able to raise additional capital at all, or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could have an adverse effect on our business, financial condition, and results of operations.

We are subject to numerous “fair and responsible banking” laws and other laws and regulations designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.

The Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act prohibits unfair or deceptive acts or practices, and the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice, federal and state banking agencies, and other federal and state agencies, including the Consumer Financial Protection Bureau (“CFPB”), are responsible for enforcing these fair and responsible banking laws and regulations. Smaller banks, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. Accordingly, CFPB rulemaking has the potential to have a significant impact on the operations of the Bank.

A challenge to an institution’s compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation, including through class action litigation. Such actions could have an adverse effect on our business, financial condition, and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”), in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees, and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act, which, among other things: (i) imposes certain limitations on our ability to share nonpublic PII about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing, and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement, and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in the event of a security breach. The California Consumer Privacy Act grants California residents the rights to know about personal information collected about them, to delete certain of this personal information, to opt-out of the sale of personal information, and to non-discrimination for exercising these rights.

Ensuring that our collection, use, transfer, and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition, and results of operations.

We are a bank holding company and are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

We are a bank holding company with no material activities other than activities incidental to holding the common stock of the Bank. Our principal source of funds to pay distributions on our common stock and service any of our obligations, other than further issuances of securities, is dividends received from the Bank. Furthermore, the Bank is not obligated to pay dividends to us, and any dividends paid to us would depend on the earnings or financial condition of the Bank, various business considerations and applicable law and regulation. As is generally the case for banking institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates, and economic conditions in general. In addition, various federal and state statutes and regulations limit the amount of dividends that the Bank may pay to the Company without regulatory approval.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a subsidiary bank, including at times when the bank holding company may not be inclined to do so, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company for the purpose of making a capital injection to a subsidiary bank may become more difficult and expensive relative to other corporate borrowings.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties, and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have an adverse effect on our business, financial condition, and results of operations.

Our Bank’s FDIC deposit insurance premiums and assessments may increase.

Our Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our Bank is subject to insurance assessments based on our Bank’s average consolidated total assets less its average tangible equity. Our Bank’s regular assessments are determined by its CAMELS composite rating (a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity, and sensitivity to market and interest rate risk), taking into account other factors and adjustments. In order to maintain a strong funding position and the reserve ratios of the DIF required by statute and FDIC estimates of projected requirements, the FDIC has the power to increase deposit insurance assessment rates and impose special assessments on all FDIC-insured financial institutions. Any future increases or special assessments could reduce our profitability and could have an adverse effect on our business, financial condition, and results of operations.

The planned discontinuation of LIBOR as a benchmark interest and a transition to an alternative reference interest rate could present operational problems and result in market disruption.

The administrator of the LIBOR will publish most tenors of LIBOR for U.S. dollars (“USD”) through June 30, 2023 and permanently cease publication of the 1-week and 2-month USD LIBOR settings following December 31, 2021. The Federal Reserve and other federal banking agencies have encouraged banks to transition away from LIBOR as soon as practicable. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future, we cannot predict what impact such a transition may have on our business, financial condition, and results of operations.

The Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee, has begun publishing the Secured Overnight Funding Rate (“SOFR”) which is intended to replace LIBOR. Additionally, on April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of SOFR in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued. Although SOFR appears to be the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark. Markets are slowly developing in response to these new rates, and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern. We cannot predict whether the SOFR or another alternative rate will become the market benchmark in place of LIBOR.

Certain of our financial products are tied to LIBOR. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection, and by creating the possibility of disagreements with counterparties.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose part or all of your investment as a result.

Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. We cannot assure you that the market price of our shares on the Nasdaq Stock Market LLC (“Nasdaq”) will equal or exceed prices in privately negotiated transactions of our shares that have occurred from time to time before our IPO. Our stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

●	actual or anticipated variations in quarterly or annual operating results, financial conditions, or credit quality;

●	changes in business or economic conditions;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	changes in recommendations or research reports about us or the financial services industry in general published by securities analysts;

●	the failure of securities analysts to cover, or to continue to cover, us;

●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

●	news reports relating to trends, concerns and other issues in the financial services industry;

●	reports related to the impact of natural or manmade disasters in our market;

●	perceptions in the marketplace regarding us and or our competitors;

●	sudden increases in the demand for our common stock, including as a result of any “short squeezes;”

●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

●	additional investments from third parties;

●	additions or departures of key personnel;

●	future sales or issuance of additional shares of common stock;

●	fluctuations in the stock price and operating results of our competitors;

●	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws or regulations;

●	new technology used, or services offered, by competitors;

●	additional investments from third parties; or

●	geopolitical conditions such as acts or threats of terrorism, pandemics, or military conflicts.

In particular, the realization of any of the risks described in this section could have an adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock over the short, medium or long term, regardless of our actual performance.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company,” as defined in Rule 12b-2 in the Exchange Act, and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company we may take advantage of certain exemptions from various requirements generally applicable to public companies. These exemptions allow us, among other things, to present only two years of audited financial statements and discuss our results of operations for only two years in related Management’s Discussions and Analyses; not to provide an auditor attestation of our internal control over financial reporting; to take advantage of an extended transition period to comply with the new or revised accounting standards applicable to public companies; to provide reduced disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosure regarding our executive compensation; and not to seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as defined in Rule 12b-2 in the Exchange Act, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to provide an auditor attestation of our internal control over financial reporting and reduced disclosure regarding our executive compensation arrangements in our periodic reports and proxy statements.

We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile or decline.

Our significant shareholders have the ability to control significant corporate activities and our significant shareholders’ interests may not coincide with yours.

Upon the closing of our IPO, our directors, executive officers, and principal shareholders beneficially owned an aggregate of 5,881,682 shares, or approximately 34.47% of our issued and outstanding shares of common stock. Consequently, our directors, executive officers and principal shareholders are able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

Our management has broad discretion in allocating the net proceeds of our IPO. Our failure to effectively utilize such net proceeds may have an adverse effect on our financial performance and the value of our common stock.

Following the distributions to certain of our shareholders in May 2021, we may use the net proceeds of our IPO to increase the capital of the Bank in order to support our organic growth strategies, including expanding our overall market share, to strengthen our regulatory capital and for working capital and other general corporate purposes. However, we are not required to apply any portion of the net proceeds of our IPO for any particular purpose and our management could use them for purposes other than those contemplated at the time of the IPO. Accordingly, our management will have broad discretion in the application of the net proceeds from the IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. You will not have the opportunity to assess whether we are using the proceeds appropriately. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. If we do not invest or apply the net proceeds from our IPO in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We may be unable to attract or sustain research coverage by securities and industry analysts. If no securities or industry analysts cover our company, the trading price for our stock would likely be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We may not pay dividends on our common stock in the future, and our ability to pay dividends is subject to certain restrictions.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, we are a bank holding company, and our ability to declare and pay dividends is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality, and financial condition, and that bank holding companies should inform and consult with the Federal Reserve in advance of declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

The holders of our debt obligations and preferred stock, if any, have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of March 31, 2021, we had outstanding an aggregate of $28.3 million of subordinated notes, net of debt issuance costs, and we did not have any outstanding preferred stock. We could incur such debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution, or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated debt and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we will be required to pay interest on the subordinated notes and dividends on the trust preferred securities and preferred stock before we will be able to pay any dividends on our common stock.

California law and the provisions of our amended and restated articles of incorporation and amended and restated bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

California corporate law and provisions of our amended and restated articles of incorporation (“amended articles of incorporation”) and our amended and restated bylaws (“amended bylaws”) could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% or more if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors must comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Collectively, provisions of our amended articles of incorporation and amended bylaws and other statutory and regulatory provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. Moreover, the combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our common stock.

Our amended bylaws have an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our amended bylaws have an exclusive forum provision providing that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Northern District of California (or, in the event that the United States District Court for the Northern District of California does not have jurisdiction, any federal or state court of California) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any director, or officer or other employee to us or to our shareholders, (iii) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the General Corporation Law of California or the amended articles of incorporation or the amended bylaws or (iv) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine. Our amended bylaws will further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by applicable law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws, including the applicable rules and regulations promulgated thereunder. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have notice of and to have consented to this provision of our amended bylaws. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.

Prior to our IPO, we were treated as an S Corporation, and claims of taxing authorities related to our prior status as an S Corporation could adversely affect us.

Immediately prior to the consummation of our IPO, our status as an S Corporation terminated and we commenced treatment as a C Corporation under the provisions of Sections 301 through 385 of the Code, which treat the corporation as an entity that is subject to U.S. federal income tax. If the unaudited, open tax years in which we were an S Corporation are audited by the IRS, and we are determined not to have qualified for, or to have violated any requirement for maintaining, our S Corporation status, we will be obligated to pay back taxes, interest and penalties. The amounts that we would be obligated to pay could include taxes on all our taxable income while we were an S Corporation. Any such claims could result in additional costs to us and could have an adverse effect on our business, financial condition and results of operations.

We have entered into a Tax Sharing Agreement with most of our shareholders who owned our common stock prior to our IPO and could become obligated to make payments to such shareholders for any additional federal, state or local income taxes assessed against them for tax periods prior to the completion of our IPO.

We historically were treated as an S Corporation for U.S. federal income tax purposes, and our shareholders prior to our IPO were taxed on our net income. Therefore, such shareholders received distributions, referred to as tax distributions, from us that were generally intended to equal the amount of tax the existing shareholders were required to pay with respect to our income. In connection with our IPO, our S Corporation status terminated and we are now subject to federal and increased California income taxes. In the event of an adjustment to our reported taxable income for periods prior to termination of our S Corporation status, it is possible that our shareholders who owned our common stock prior to our IPO would be liable for additional income taxes for those prior periods. Pursuant to the Tax Sharing Agreement, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, depending on the nature of the adjustment, we may be required to make a payment to our shareholders who owned our common stock prior to our IPO, who accepted distribution of the estimated balance of our federal accumulated adjustments account under the Tax Sharing Agreement, in an amount equal to such shareholders’ incremental tax liability (including interest and penalties), which amount may be material. In addition, the Tax Sharing Agreement provides that we will indemnify such shareholders with respect to unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminated. In both cases the amount of the payment will be based on the assumption that our shareholders are taxed at the highest federal and state income tax rates applicable to married individuals filing jointly and residing in California for the relevant periods. Our shareholders who owned our common stock prior to our IPO and accepted distribution of the estimated balance of our federal accumulated adjustments account under the Tax Sharing Agreement will, severally and not jointly, indemnify us with respect to our unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to a decrease in any such shareholder’s taxable income for any tax period and a corresponding increase in our taxable income for any period (but only to the extent of the amount by which the shareholder’s tax liability is reduced).

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we incur significant legal, accounting, insurance and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and applicable securities rules and regulations. These laws and regulations increase the scope, complexity, and cost of corporate governance, reporting, and disclosure practices over those of non-public or non-reporting companies. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we experienced prior to becoming a public company. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. As a Nasdaq-listed company, we are required to prepare and file proxy materials which meet the requirements of the Exchange Act and the SEC’s proxy rules. Compliance with these rules and regulations has, and will continue to, increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. In order to maintain, appropriately document and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet the standards required by the Sarbanes-Oxley Act, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Additionally, any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause our investors and potential investors to lose confidence in us, and restrict trading in, and reduce the market price of, our common stock, and potentially our ability to access the capital markets.

If we fail to design, implement and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control over financial reporting in the future, and our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business, financial condition, and results of operations.

In the normal course of our operations, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and, when we cease to be an emerging growth company under the JOBS Act, preclude our independent registered public accounting firm from rendering their report addressing an assessment of the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, and may negatively affect the market price of our common stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, such deficiencies may adversely affect us.

General Risk Factors

The COVID-19 pandemic and the impact of actions to mitigate the spread of the virus could adversely affect our business, financial condition and results of operation.

Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates (which we expect will likely remain low for a considerable period) and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the current and prior presidential administrations, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act, which was enacted on March 27, 2020, the Consolidated Appropriations Act, which was enacted on December 27, 2020, and the American Rescue Plan Act of 2021 (“American Rescue Plan Act”), which was enacted on March 11, 2021. The CARES Act provided wide-ranging economic relief for individuals and businesses impacted by COVID-19, and the Consolidated Appropriations Act and American Rescue Plan Act extended some of these relief provisions in certain respects as well as provided other forms of relief.

The CARES Act established and provided $349 billion in funding for the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for forgivable loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Congress appropriated an additional $310,000 million to the PPP on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. The Consolidated Appropriations Act provided additional funding for the PPP of approximately $284,000 million and allowed eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. The American Rescue Plan Act expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. On March 30, 2021, the PPP Extension Act, which extended the deadline to apply for a PPP loan through May 31, 2021, was signed into law. In April 2020, we began processing loan applications under the PPP.

In addition, the CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We are making a high level of loan modifications under our deferred payment program. Further, our loan portfolio includes loans that are in forbearance but which are not classified as TDRs because they were current at the time forbearance began. When the forbearance periods end, we may be required to classify a substantial portion of these COVID-19 deferments as TDRs.

The CARES Act and the Consolidated Appropriations Act also include a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Federal Reserve, and other federal agencies may or are required to implement. Among other provisions, sections 4022 and 4023 of the CARES Act provide mortgage loan forbearance relief to certain borrowers experiencing financial hardship during the COVID-19 emergency. Further, in response to the COVID-19 outbreak, the Federal Reserve implemented a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired on December 31, 2020, or were extended for brief periods into 2021. The expiration of these facilities could have adverse effect on U.S. economy and ultimately on our business. Moreover, if federal stimulus measures and emergency lending programs and liquidity facilities are not effective in mitigating the effect of the COVID-19 pandemic, credit issues for our loan customers may be severe and adversely affect our business, results of operations, and financial condition more substantially over a longer period of time.

In response to the COVID-19 pandemic, all of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.

The continuation of the economic effects of the COVID-19 pandemic has had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions (including whether due to a resurgence or additional waves of COVID-19 infections, particularly as the geographic areas in which we operate determine whether and when to re-open, and how quickly and to what extent normal economic and operating conditions can resume, especially as a vaccine becomes widely available), as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our business, financial condition, and results of operations, and has and can be expected to further adversely impact our business, financial condition, and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had, and/or can be expected to continue to have, the following effects, among other things:

●	impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies and modifications to loans;

●	impair the value of collateral securing loans (particularly with respect to real estate);

●	impair the value of our assets, including our securities portfolio, goodwill, and intangible assets;

●	require an increase in our allowance for credit losses;

●	adversely affect the stability of our deposit base or otherwise impair our liquidity;

●	reduce our revenues from fee-based services;

●	negatively impact our self-insurance healthcare costs;

●	result in increased compliance risk as we become subject to new regulatory and other requirements, including new and changing guidance, associated with the PPP and other new programs in which we participate;

●	impair the ability of loan guarantors to honor commitments;

●	negatively impact our regulatory capital ratios;

●	negatively impact the productivity and availability of key personnel necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and

●	increase cyber and payment fraud risk and other operational risks, given increased online and remote activity.

Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly, or other core business practices could further harm our business and those of our customers, in particular our small to medium-sized business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will be effective.

While the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of economic recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition and results of operations in future periods, and may heighten many of our known risks.

We are dependent on our management team and key employees.

Our success depends, in large part, on the retention of our management team and key employees. Our management team and other key employees, including those who conduct our loan origination and other business development activities, have significant industry experience. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Though we have employment agreements in place with certain members of our management team they may still elect to leave at any time. The loss of any of our management team or our key employees could adversely affect our ability to execute our business strategy, and we may not be able to find adequate replacements on a timely basis, or at all.

Our future success also depends on our continuing ability to attract, develop, motivate, and retain key employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Because the market for qualified individuals is highly competitive, we may not be able to attract and retain qualified officers or candidates. Failure to attract and retain a qualified management team and qualified key employees could have an adverse effect on our business, financial condition, and results of operations.

Our success is largely dependent upon our ability to successfully execute our business strategy.

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. A downturn in economic conditions in our market, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, managing a growing number of customer relationships, scaling technology platforms, hiring and retaining qualified employees, and successfully implementing our strategic initiatives. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures, and processes in an efficient and timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking franchise, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth. We may not have, or may not be able to develop, the knowledge or relationships necessary to be successful in new markets. Our failure to sustain our historical rate of growth, adequately manage the factors that have contributed to our growth, or successfully enter new markets could have an adverse effect on our earnings and profitability and, therefore on our business, financial condition, and results of operations.

We may pursue strategic acquisitions in the future, and we may not be able to overcome risks associated with such transactions.

Although we plan to continue to grow our business organically, we may explore opportunities to invest in, or to acquire, other financial institutions and businesses that we believe would complement our existing business.

Our investment or acquisition activities could be material to our business and involve a number of risks including the following:

●	investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

●	the lack of history among our management team in working together on acquisitions and related integration activities;

●	the time, expense and difficulty of integrating the operations and personnel of the combined businesses;

●	unexpected asset quality problems with acquired companies;

●	inaccurate estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

●	risks of impairment to goodwill or OTTI of investment securities;

●	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

●	an inability to realize expected synergies or returns on investment;

●	potential disruption of our ongoing banking business; and

●	loss of key employees or key customers following our investment or acquisition.

We may not be successful in overcoming these risks or other problems encountered in connection with potential investments or acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have an adverse effect on our business, financial condition, and results of operations. Additionally, if we record goodwill in connection with any acquisition, our business, financial condition, and results of operations may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.

New lines of business, products, product enhancements or services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing, implementing, or marketing new lines of business, products, product enhancements, or services, we may invest significant time and resources. We may underestimate the appropriate level of resources or expertise necessary to make new lines of business or products successful or to realize their expected benefits. We may not achieve the milestones set in initial timetables for the development and introduction of new lines of business, products, product enhancements, or services, and price and profitability targets may not prove feasible. External factors, such as new or changing regulations, competitive alternatives, and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements, or services. Any new line of business, product, product enhancement, or service could have a significant impact on the effectiveness of our system of internal controls. We may also decide to discontinue businesses or products, due to lack of customer acceptance or unprofitability. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements, or services could have an adverse effect on our business, financial condition, and results of operations.

Our reputation is critical to our business, and damage to it could have an adverse effect on us.

A key differentiating factor for our business is the strong reputation we are building in our market. Maintaining a positive reputation is critical to attracting and retaining customers and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, errors or misconduct by our third party vendors or other counterparties, litigation or regulatory actions, our failure to meet our high customer service, and quality standards and compliance failures.

In particular, it is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if insurance coverage is denied or not available, it could have an adverse effect on our business, financial condition and results of operations.

Additionally, as a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers, and other third parties targeting us and our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud.

Negative publicity about us, whether or not accurate, may also damage our reputation, which could have an adverse effect on our business, financial condition, and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We outsource some of our operational activities and accordingly depend on relationships with third-party providers for services such as core systems support, informational website hosting, internet services, online account opening, and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems, many of which also depend on third party providers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers, or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service.

As a result, if these third-party service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition, and results of operations could be adversely affected. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

Furthermore, third-party service providers, and banking organizations’ relationships with those providers, are subject to demanding regulatory requirements and attention by bank regulators. Our regulators may hold us responsible for any deficiencies in our oversight or control of our third-party service providers and in the performance of the parties with which we have these relationships. As a result, if our regulators assess that we have not exercised adequate oversight and control over our third-party service providers or that such providers have not performed adequately, we could be subject to administrative penalties, fines, or other forms of regulatory enforcement action as well as requirements for consumer remediation, any of which could have an adverse effect on our business, financial condition and results of operations.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation, damage to our reputation, and other potential losses.

Failures in, or breaches of, our computer systems and network infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition, and results of operations. In addition, our operations are dependent upon our ability to protect our computer systems and network infrastructure, including our internet banking activities, against damage from physical break-ins, cybersecurity breaches, and other disruptive problems caused by the internet or other users. Cybersecurity breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and damage to our reputation, and may discourage current and potential customers from using our internet banking services. Our security measures, including firewalls and penetration testing, may not prevent or detect future potential losses from system failures or cybersecurity breaches.

In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. We and our third-party service providers have experienced these types of events in the past and expect to continue to experience them in the future. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, regulatory enforcement action, damage to our reputation, loss of customers and business, or a loss of confidence in the security of our systems, products, and services. Although the impact to date from these events has not had an adverse effect on us, we cannot be sure this will be the case in the future. Any of these occurrences could have an adverse effect on our business, financial condition, and results of operations.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. Our early detection and response mechanisms may be thwarted by sophisticated attacks and malware designed to avoid detection.

Our ability to conduct our business could be disrupted by natural or man-made disasters.

All of our offices, and a significant portion of the real estate securing loans we make, and our borrowers’ business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated. California is also prone to fires, mudslides, floods, and other natural disasters, such as the recent fires that impacted several counties in California, including Orange and Napa. Additionally, acts of terrorism, war, civil unrest, violence, or other man-made disasters could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters could destroy, or cause a decline in the value of, mortgaged properties or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in loan demand and loan originations, result in drawdowns of deposits by customers impacted by disasters and negatively impact the implementation of our growth strategy. Natural or man-made disasters, could also disrupt our business operations more generally. We have implemented a business continuity program that allows us to move critical functions to a backup data center in the event of a catastrophe. Although this program has been tested, we cannot guarantee its effectiveness in any disaster scenarios. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster could have an adverse effect on our business, financial condition, and results of operations.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, in the future our regulators may impose consent orders, civil money penalties, matters requiring attention, or similar types of supervisory criticism. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations, and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have an adverse effect on our business, results of operations, and results of operations.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items.

The nature of our business makes us sensitive to the large body of accounting rules in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our consolidated financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for loan losses on the basis of the current expected loan losses over the lifetime of our loans, which is expected to be applicable to us beginning in 2023, and may result in increases in our allowance for loan losses and future provisions for loan losses; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which is expected to be applicable beginning in 2022. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have an adverse effect on our business, financial condition, and results of operations.

The accuracy of our consolidated financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions, and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions, and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our possible need to revise or, if in error, restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition, and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On January 21, 2021, we granted an aggregate of 9,454 restricted shares of common stock to various executive officers. The shares were offered and sold under the exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, in that the transactions were by an issuer not involving any public offering. These transactions did not involve any underwriters, underwriting discounts, or commissions, appropriate legends were placed upon the share certificates issued in these transactions and were made without any general solicitation or advertising.

(b) Use of Proceeds

On May 7, 2021 we completed our IPO of 6,054,750 shares of our common stock at an IPO price of $20.00 per share, including 789,750 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our common stock, and discounts and commissions of approximately $8.5 million and the estimated offering expenses payable by us of approximately of $3.4 million. Keefe, Bruyette & Woods, Inc. acted as bookrunner for the IPO, and Stephens Inc. and D.A. Davidson acted as co-managers. None of the expenses associated with the IPO were paid to directors, officers, affiliates, persons owning 10% or more of any class of equity securities, or their associates.

All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-255143), which was declared effective by the SEC on May 4, 2021. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus dated as of May 4, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on May 6, 2021, including a cash distribution in the amount of $27.0 million to our shareholders of record as of May 3, 2021, paid on May 21, 2021.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Five Star Bancorp					Filed
3.2	Amended and Restated Bylaws of Five Star Bancorp					Filed
4.1	Form of Common Stock Certificate of Five Star Bancorp	S-1	333-255143	4.1	April 26, 2021
10.1	Form of S Corporation Termination and Tax Sharing Agreement	S-1	333-255143	10.1	April 9, 2021
10.2	Five Star Bancorp 2021 Equity Incentive Plan	S-1	333-255143	10.4	April 26, 2021
10.3	Form of Restricted Stock Vesting Agreement	S-1	333-255143	10.5	April 9, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Interactive Data					Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)					Filed

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Star Bancorp
(registrant)

June 17, 2021	/s/ James Beckwith
Date	James Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

June 17, 2021	/s/ Heather Luck
Date	Heather Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)