Form 10-Q
period 2021-06-30
FIVE STAR BANCORP
filed 2021-08-13
CIK 1275168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☒ No ☐

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

Yes ☐ No ☒

As of August 9, 2021, there were 17,225,508 shares of the registrant’s common stock, no par value, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

●	uncertain market conditions and economic trends nationally, regionally, and particularly in Northern California and California, including as a result of the coronavirus, and variants thereof, including the Delta variant (“COVID-19”), pandemic;

●	risks related to the concentration of our business in California, and specifically within Northern California, including risks associated with any downturn in the real estate sector;

●	the occurrence of significant natural disasters, including fires and earthquakes;

●	risks related to the impact of the COVID-19 pandemic on our business and operations;

●	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

●	risks related to our strategic focus on lending to small to medium-sized businesses;

●	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and the value of loan collateral and securities;

●	our ability to attract and retain executive officers and key employees and their customer and community relationships;

●	the risks associated with our loan portfolios, and specifically with our commercial real estate loans;

●	our level of nonperforming assets and the costs associated with resolving problem loans, if any, and complying with government-imposed foreclosure moratoriums;

●	our ability to maintain adequate liquidity and to maintain capital necessary to fund our growth strategy and operations and satisfy minimum regulatory capital levels;

●	the effects of increased competition from a wide variety of local, regional, national, and other providers of financial and investment services;

●	risks associated with unauthorized access, cyber-crime, and other threats to data security;

●	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including supervisory actions by federal and state banking agencies;

●	the impact of recent and future legislative and regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by our regulators, and economic stimulus programs;

●	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System;

●	our ability to implement, maintain, and improve effective internal controls; and

●	other factors that are discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this report, including those discussed in the section entitled “Risk Factors.” Additional factors that could cause results or performance to materially differ from those expressed in our forward-looking statements are detailed in the section entitled “Risk Factors” of our Registration Statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 4, 2021, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIVE STAR BANCORP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS As of June 30, 2021 and December 31, 2020 (In thousands, except share and per share data)

	June 30, 2021	December 31,
	(Unaudited)	2020

ASSETS

Cash and due from financial institutions	$165,927	$46,028
Interest-bearing deposits in banks	370,677	244,465
Cash and cash equivalents	536,604	290,493

Time deposits in banks	19,451	23,705
Securities – available-for-sale, at fair value	160,074	114,949
Securities – held-to-maturity, at amortized cost (fair value of $6,858 and $8,755 at June 30, 2021 and December 31, 2020, respectively)	6,473	7,979
Loans held for sale	2,340	4,820
Loans, net of allowance for loan losses of $22,153 and $22,189 at June 30, 2021 and December 31, 2020, respectively	1,563,309	1,480,970
Federal Home Loan Bank of San Francisco (“FHLB”) stock	6,723	6,232
Premises and equipment, net of accumulated depreciation of $3,686 and $3,421 at June 30, 2021 and December 31, 2020, respectively	1,649	1,663
Bank owned life insurance	11,074	8,662
Interest receivable and other assets	20,170	14,292
	$2,327,867	$1,953,765

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$829,036	$695,687
Interest-bearing	1,237,249	1,088,314
Total deposits	2,066,285	1,784,001

Subordinated notes, net	28,353	28,320
Interest payable and other liabilities	14,915	7,669
Total liabilities	2,109,553	1,819,990

Commitments and contingencies (Note 10)

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 17,225,508 shares issued and outstanding as of June 30, 2021; 11,000,273 shares issued and outstanding as of December 31, 2020	218,026	110,082
Retained earnings	—	22,348
Accumulated other comprehensive income, net	288	1,345
Total shareholders’ equity	218,314	133,775
	$2,327,867	$1,953,765

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$18,626	$17,523	$37,239	$33,584
Taxable securities	338	329	597	715
Nontaxable securities	219	63	433	131
Interest-bearing deposits in other banks	125	370	229	874
	19,308	18,285	38,498	35,304
Interest expense
Deposits	568	2,259	1,267	4,626
Subordinated notes	444	443	887	887
	1,012	2,702	2,154	5,513

Net interest income	18,296	15,583	36,344	29,791

Provision for loan losses	—	1,550	200	4,150

Net interest income after provision for loan losses	18,296	14,033	36,144	25,641

Non-interest income
Service charges on deposit accounts	106	76	196	176
Net gains on sales of securities available-for-sale	92	434	274	966
Gain on sale of loans	1,091	802	2,022	1,441
Loan-related fees	211	947	333	1,165
FHLB stock dividends	92	64	170	153
Earnings on bank-owned life insurance	60	58	112	115
Other	194	93	355	211
	1,846	2,474	3,462	4,227
Non-interest expense
Salaries and employee benefits	4,939	3,029	9,636	6,475
Occupancy and equipment	441	412	892	792
Data processing and software	598	452	1,227	904
Federal deposit insurance	150	342	430	547
Professional services	1,311	368	2,843	707
Advertising and promotional	265	247	435	502
Loan-related expenses	218	194	447	325
Other operating expenses	1,658	972	2,474	1,860
	9,580	6,016	18,384	12,112

Income before provision for income taxes	10,562	10,491	21,222	17,756

Provision for income taxes	734	368	1,116	627

Net income	$9,828	$10,123	$20,106	$17,129

Basic earnings per share	$0.67	$1.05	$1.57	$1.77
Diluted earnings per share	$0.67	$1.05	$1.57	$1.77

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income	$9,828	$10,123	$20,106	$17,129

Net unrealized holding gains (losses) on securities available-for-sale during the period	903	1,464	(711)	2,213
Reclassification adjustment for net realized gains included in net income	(92)	(434)	(274)	(966)

Income tax expense related to other comprehensive income	133	37	72	45

Other comprehensive income (loss)	678	993	(1,057)	1,202

Total comprehensive income	$10,506	$11,116	$19,049	$18,331

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2021 and 2020 (Unaudited) (In thousands, except share and per share data)

				Accumulated
	Common Stock			Other
				Comprehensive
			Retained	(Loss) Income,
(in thousands, except share data; unaudited)	Shares	Amount	Earnings	Net of Taxes	Total
For the three months ended June 30, 2021
Balance at March 31, 2021	11,007,005	$110,114	$21,623	$(390)	$131,377
Net income	—	—	9,828	—	9,828
Other comprehensive income	—	—	—	678	678
Stock offering	6,054,750	111,243	—	—	111,243
Stock issued under stock award plans	123,253	—	—	—	—
Stock compensation expense	—	150	—	—	150
Stock issued to directors	40,500	810	—	—	810
Reclassification of retained deficit	—	(4,321)	4,321	—	—
Cash dividends paid ($3.25 per share)	—	—	(35,772)	—	(35,772)
Balance at June 30, 2021	17,225,508	$218,026	$—	$288	$218,314
For the three months ended June 30, 2020
Balance at March 31, 2020	9,683,023	$96,178	$13,023	$183	$109,384
Net income	—	—	10,123	—	10,123
Other comprehensive income	—	—	—	993	993
Stock compensation expense	—	65	—	—	65
Cash dividends paid ($0.50 per share)	—	—	(4,842)	—	(4,842)
Balance at June 30, 2020	9,683,023	$96,243	$18,304	$1,176	$115,723

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2021 and 2020
(Unaudited)
(In thousands, except share and per share data)

				Accumulated
	Common Stock			Other
				Comprehensive
			Retained	Income (Loss),
(in thousands, except share data; unaudited)	Shares	Amount	Earnings	Net of Taxes	Total
For the six months ended June 30, 2021
Balance at December 31, 2020	11,000,273	$110,082	$22,348	$1,345	$133,775
Net income	—	—	20,106	—	20,106
Other comprehensive loss	—	—	—	(1,057)	(1,057)
Stock offering	6,054,750	111,243	—	—	111,243
Stock issued under stock award plans	132,707	—	—	—	—
Stock compensation expense	—	212	—	—	212
Stock issued to directors	40,500	810	—	—	810
Stock forfeitures	(2,722)	—	—	—	—
Reclassification of retained deficit	—	(4,321)	4,321	—	—
Cash dividends paid ($4.25 per share)	—	—	(46,775)	—	(46,775)
Balance at June 30, 2021	17,225,508	$218,026	$—	$288	$218,314
For the six months ended June 30, 2020
Balance at December 31, 2019	9,674,875	$96,114	$12,789	$(26)	$108,877
Net income	—	—	17,129	—	17,129
Other comprehensive income	—	—	—	1,202	1,202
Stock compensation expense	—	129	—	—	129
Stock issued under stock award plans	8,148	—	—	—	—
Cash dividends paid ($1.20 per share)	—	—	(11,614)	—	(11,614)
Balance at June 30, 2020	9,683,023	$96,243	$18,304	$1,176	$115,723

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2021 and 2020 (Unaudited) (In thousands, except share and per share data)

	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income	$20,106	$17,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	4,150
Loans originated for sale	(22,355)	(29,008)
Gain on sale of loans	(2,022)	(1,441)
Proceeds from sales of loans	22,037	27,081
Net gains on sales of securities available-for-sale	(274)	(966)
Earnings on bank owned life insurance	(112)	(115)
Stock compensation expense	212	129
Director stock compensation expense	810	—
Change in deferred loan fees	843	6,988
Amortization and accretion of security premiums and discounts	736	488
Amortization of subordinated notes issuance costs	27	33
Depreciation and amortization	265	208
Net changes in:
Interest receivable and other assets	(5,950)	(1,582)
Interest payable and other liabilities	7,246	(286)
Net cash provided by operating activities	21,769	22,808
Cash Flows from Investing Activities:
Proceeds on sale of available-for-sale securities	16,182	32,234
Maturities, prepayments, and calls of securities available-for-sale	7,822	7,769
Purchases of securities available-for-sale	(69,070)	(32,641)
Increase in time deposits in banks	4,254	8,363
Loan originations, net of repayments	(78,562)	(339,713)
Purchase of premises and equipment	(245)	(421)
Purchase of FHLB stock	(491)	(1,152)
Purchase of bank owned life insurance	(2,300)	—
Net cash used in investing activities	(122,410)	(325,561)
Cash Flows from Financing Activities:
Net change in deposits	282,284	647,065
Proceeds from issuance of stock	111,243	—
FHLB repayment	—	(25,000)
Cash dividends paid	(46,775)	(11,614)
Net cash provided by financing activities	346,752	610,451
Net change in cash and cash equivalents	246,111	307,698
Cash and cash equivalents at beginning of period	290,493	177,366
Cash and cash equivalents at end of period	$536,604	$485,064
Supplemental disclosure of cash flow information:
Interest paid	$2,217	$5,783
Income taxes paid	$1,050	$930
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans held for investment to loans held for sale	$4,820	$6,527
Unrealized (loss) gains on securities	$(1,057)	$1,202

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Basis of Presentation

Nature of Operations and Principles of Consolidation

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

The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with the Company’s Initial Public Offering (“IPO”) and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense.

On April 9, 2021, the Company publicly filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) in connection with its IPO (the “Registration Statement”), which was subsequently amended on April 26, 2021 and May 3, 2021. The Registration Statement was declared effective by the SEC on May 4, 2021. In connection with the IPO, the Company issued 6,054,750 shares of common stock, no par value, which included 789,750 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold to the public at a price of $20.00 per share and began trading on the Nasdaq Stock Market LLC on May 5, 2021. On May 7, 2021, the closing date of the IPO, the Company received total net proceeds of $111.2 million. The net proceeds less other related expenses, including audit fees, legal fees, listing fees, and other expenses totaled $109.1 million.

Basis of financial statement presentation and consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the SEC, including the instructions to Regulation S-X. These interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, as filed in the Company’s Form S-1, which was declared effective by the SEC on May 4, 2021.

The unaudited consolidated financial statements include Five Star Bancorp and its wholly owned subsidiary, Five Star Bank. All significant intercompany transactions and balances are eliminated in consolidation.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2021.

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

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses is the most significant accounting estimate reflected in the Company’s consolidated financial statements.

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

	For the three months ended		For the six months ended
(in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$9,828	$10,123	$20,106	$17,129
Weighted average basic common shares outstanding	14,650,208	9,671,455	12,824,125	9,670,361
Add: Dilutive effects of assumed vesting of restricted stock	17,596	—	8,841	—
Weighted average diluted common shares outstanding	14,667,804	9,671,455	12,832,966	9,670,361
Income per common share:
Basic EPS	$0.67	$1.05	$1.57	$1.77
Diluted EPS	$0.67	$1.05	$1.57	$1.77

During the three and six months ended June 30, 2021 and 2020, there were no outstanding stock options. Anti-dilutive shares, which are excluded from the dilutive EPS calculation, were deemed to be immaterial.

Pro forma EPS is calculated by applying a C Corporation effective tax rate of 29.56% to net income before provision for income taxes and using the determined pro forma net income balance to calculate EPS. The following reconciliation table provides a detailed calculation of pro forma EPS:

	For the three months ended		For the six months ended
(in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income before provision for income taxes - GAAP	$10,562	$10,491	$21,222	$17,756
Pro forma provision for income taxes	(3,122)	(3,101)	(6,273)	(5,249)
Pro forma net income	7,440	7,390	14,949	12,507
Weighted average basic common shares outstanding	14,650,208	9,671,455	12,824,125	9,670,361
Add: Dilutive effects of assumed vesting of restricted stock	17,586	—	8,841	—
Weighted average diluted common shares outstanding	14,667,794	9,671,455	12,832,966	9,670,361
Income per common share:
Basic EPS	$0.51	$0.76	$1.17	$1.29
Diluted EPS	$0.51	$0.76	$1.16	$1.29

Note 2: Recently Issued Accounting Standards

The following reflect recent accounting standards that are pending adoption by the Company. As discussed in Note 1, Basis of Presentation, the Company qualifies as an emerging growth company, and as such, has elected to use the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below reflect effective dates for the Company as an emerging growth company with the extended transition period.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The primary objective of the amendments in this update is to simplify the application of hedge accounting. More specifically, the amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Furthermore, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Hedge ineffectiveness is no longer separately measured and reported. The amendments in this update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted in any interim period. The impact of adopting this ASU is expected to be immaterial to the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Additionally, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of ASC 848 and clarifies its guidance, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The amendments in these ASUs may be elected as of March 12, 2020 through December 31, 2022. An entity may choose to elect the amendments in these updates at an interim period subsequent to March 12, 2020, with adoption methods varying based on transaction type. The Company has not elected to apply these amendments; however, the Company is assessing the applicability of the ASUs and continues to monitor guidance for reference rate reform from FASB and its impact on the Company’s financial condition and results of operations.

Note 3: Fair Value of Assets and Liabilities

Fair Value Hierarchy and Fair Value Measurement

Accounting standards require the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The following table summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2021
Assets:
Securities available-for-sale:
U.S. government treasuries, U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, and collateralized mortgage obligations	$160,074	$—	$160,074	$—	OCI
Derivatives – interest rate swap	119	—	119	—	NI
Liabilities:
Derivatives – interest rate swap	119	—	119	—	NI

December 31, 2020
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, and collateralized mortgage obligations	$114,949	$—	$114,949	$—	OCI
Derivatives – interest rate swap	149	—	149	—	NI
Liabilities:
Derivatives – interest rate swap	149	—	149	$—	NI

[1]	Other comprehensive income (“OCI”) or net income (“NI”).

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2). Level 2 securities include U.S. agencies or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. As of June 30, 2021 and December 31, 2020, there were no Level 1 or Level 3 securities.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both the Company’s credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to the Company. For further discussion on the Company’s methodology in valuing its derivative financial instruments, refer to Note 11, Derivative Financial Instruments and Hedging Activities.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned (“OREO”). As of June 30, 2021 and December 31, 2020, the Company did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2021 and December 31, 2020. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies (“BOLI”).

	June 30, 2021			December 31, 2020
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$536,604	$536,604	Level 1	$290,493	$290,493	Level 1
Time deposits in banks	19,451	19,581	Level 1	23,705	23,705	Level 1
Securities – available-for-sale	160,074	160,074	Level 2	114,949	114,949	Level 2
Securities – held-to-maturity	6,473	6,858	Level 3	7,979	8,755	Level 3
Loans – held for sale	2,340	2,447	Level 2	4,820	5,012	Level 2
Loans – held for investment	1,563,309	1,525,826	Level 3	1,480,970	1,464,794	Level 3
Interest receivable	5,774	5,774	Level 3	5,422	5,422	Level 3
Financial liabilities (recorded at amortized cost)
Deposits	2,066,285	2,050,244	Level 2	1,784,001	1,785,944	Level 2
Interest payable	12	12	Level 3	75	75	Level 3
Subordinated notes	28,353	28,355	Level 3	28,320	28,320	Level 3

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at June 30, 2021 and December 31, 2020:

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

Subordinated Notes: The fair value is estimated by discounting the future cash flow using the current 3-month LIBOR rate. Both notes are not registered securities and issued through private placement, resulting in a Level 3 classification. Both notes are recorded at carrying value.

Note 4: Investment Securities

The Company’s investment securities portfolio consists of obligations of state and political subdivisions, U.S. federal government agencies such as Government National Mortgage Association (“GNMA”) and Small Business Administration (“SBA”), U.S. government treasuries, and U.S. government-sponsored enterprises (“GSEs”), such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal Home Loan Bank of San Francisco (“FHLB”). The Company also invests in residential and commercial mortgage-backed securities (“MBS”/ “CMBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, as reflected in the following tables.

A summary of the amortized cost and fair value related to securities held-to-maturity as of June 30, 2021 and December 31, 2020 is presented below.

Held-to-maturity:		Gross Unrealized
(in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
June 30, 2021
Obligations of state and political subdivisions	6,473	385	—	6,858
Total held-to-maturity	$6,473	$385	$—	$6,858
December 31, 2020
Obligations of state and political subdivisions	7,979	776	—	8,755
Total held-to-maturity	$7,979	$776	$—	$8,755

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

A summary of the amortized cost and fair value related to securities available-for-sale as of June 30, 2021 and December 31, 2020 is presented below.

Available-for-sale:		Gross Unrealized
(in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
June 30, 2021
Mortgage-backed securities	$70,257	$179	$(438)	$69,998
U.S. government agencies	29,284	215	(255)	29,244
U.S. government treasuries	10,058	11	(1)	10,068
Obligations of state and political subdivisions	49,440	812	(129)	50,123
Collateralized mortgage obligations	626	15	—	641
Total available-for-sale	$159,665	$1,232	$(823)	$160,074
December 31, 2020
Mortgage-backed securities	$23,601	$338	$(7)	$23,932
U.S. government agencies	32,069	111	(352)	31,828
Obligations of state and political subdivisions	57,137	1,291	(8)	58,420
Collateralized mortgage obligations	748	21	—	769
Total available-for-sale	$113,555	$1,761	$(367)	$114,949

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2021 and December 31, 2020 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021				December 31, 2020
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$420	$445	$—	$—	$494	$543	$—	$—
After one but within five years	1,950	2,066	510	532	2,143	2,351	1,141	1,206
After five years through ten years	2,755	2,919	6,713	6,835	2,755	3,023	8,340	8,599
After ten years	1,348	1,428	42,217	42,756	2,587	2,838	47,656	48,615

Investment securities not due at a single maturity date:
Mortgage-backed securities	—	—	70,257	69,998	—	—	23,601	23,932
Collateralized mortgage obligations	—	—	626	641	—	—	748	769
U.S. government treasuries	—	—	10,058	10,068	—	—	—	—
U.S. government agencies	—	—	29,284	29,244	—	—	32,069	31,828
Total	$6,473	$6,858	$159,665	$160,074	$7,979	$8,755	$113,555	$114,949

Sales of investment securities and gross gains and losses are shown in the following table:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Available-for-sale:
Sales proceeds	$4,726	$13,538	$16,182	$32,234
Gross realized gains	92	434	274	966

Pledged investment securities are shown in the following table:

(in thousands)	June 30, 2021	December 31, 2020
Pledged to the State of California:
Secure deposits of public funds and borrowings	$48,663	$52,897
Total pledged investment securities	$48,663	$52,897

The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

(in thousands)	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
June 30, 2021
Mortgage-backed securities	$53,204	$(438)	$—	$—	$53,204	$(438)
U.S. government agencies	4,021	(43)	11,516	(212)	15,537	(255)
Obligations of state and political subdivisions	15,759	(129)	—	—	15,759	(129)
U.S. government treasuries	2,190	(1)	—	—	2,190	(1)
Total temporarily impaired securities	$75,174	$(611)	$11,516	$(212)	$86,690	$(823)

(in thousands)	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
December 31, 2020
Mortgage-backed securities	$1,786	$(7)	$—	$—	$1,786	$(7)
U.S. government agencies	10,800	(56)	15,195	(296)	25,995	(352)
Obligations of state and political subdivisions	3,922	(8)	—	—	3,922	(8)
Total temporarily impaired securities	$16,508	$(71)	$15,195	$(296)	$31,703	$(367)

There were 81 and 31 securities in unrealized loss positions at June 30, 2021 and December 31, 2020, respectively, which were all classified as available-for-sale. As of June 30, 2021, the investment portfolio included 11 investment securities that had been in a continuous loss position for twelve months or more and 70 investment securities that had been in a loss position for less than twelve months.

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

There were no held-to-maturity securities in a continuous loss position at June 30, 2021 or December 31, 2020.

Obligations issued or guaranteed by government agencies such as GNMA and SBA or GSEs under conservatorship such as FNMA and FHLMC are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.

The Company’s investment in obligations of state and political subdivisions are deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $6.7 million and $6.2 million of FHLB stock at June 30, 2021 and December 31, 2020, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks, and they do not have a readily determinable market value. Based on management’s analysis of FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at June 30, 2021 and December 31, 2020. On April 29, 2021, FHLB announced a cash dividend for the first quarter of 2021 at an annualized dividend rate of 6.00%, which was paid on May 11, 2021. For the three and six months ended June 30, 2021, cash dividends received on FHLB capital stock in the amount of $0.1 million and $0.2 million, respectively, were recorded as non-interest income on the consolidated statements of income.

Note 5: Loans and Allowance for Loan Losses

The Company’s loan portfolio is its largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which the Company attempts to mitigate with strong underwriting. As of June 30, 2021 and December 31, 2020, the carrying value of total loans held for investment amounted to $1.6 billion and $1.5 billion, respectively. The following table presents the balance of each major product type within the Company’s portfolio as of the dates indicated.

(in thousands)	June 30, 2021	December 31, 2020
Real estate:
Commercial	$1,153,600	$1,002,497
Commercial land and development	10,472	10,600
Commercial construction	67,984	91,760
Residential construction	6,362	11,914
Residential	26,447	30,431
Farmland	48,888	50,164
Commercial:
Secured	127,237	138,676
Unsecured	20,772	17,526
Paycheck Protection Program (“PPP”)	120,936	147,965
Consumer and other	6,902	4,921
Subtotal	1,589,600	1,506,454
Less: Net deferred loan fees	4,138	3,295
Less: Allowance for loan losses	22,153	22,189
Total loans, net	$1,563,309	$1,480,970

Underwriting

Commercial loans: Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Real estate loans: Real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria.

Construction loans: With respect to construction loans that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the ultimate success of the project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are generally considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

Residential real estate loans: Residential real estate loans are underwritten based upon the borrower’s income, credit history, and collateral. To monitor and manage residential loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.

Farmland loans: Farmland loans are generally made to producers and processors of crops and livestock. Repayment is primarily from the sale of an agricultural product or service. Farmland loans are secured by real property and are susceptible to changes in market demand for specific commodities. This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions, and changes in business cycles, as well as adverse weather conditions.

Consumer loans: The Company purchased consumer loans underwritten utilizing credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.

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

Loans Rated Watch: These are loans which have deficient loan quality and potentially significant issues, but losses do not appear to be imminent, and the issues are expected to be temporary in nature. The significant issues are typically: (a) a history of losses or events that threaten the borrower’s viability, (b) a property with significant depreciation and/or marketability concerns, or (c) poor or deteriorating credit, occasional late payments, and/or limited reserves but loan is generally kept current. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

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

The following table summarizes the credit quality indicators related to the Company’s loans by class as of June 30, 2021:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate loans:
Commercial	$1,102,858	$15,223	$35,519	$—	$1,153,600
Commercial land and development	10,472	—	—	—	10,472
Commercial construction	62,084	5,900	—	—	67,984
Residential construction	6,362	—	—	—	6,362
Residential	26,266	—	181	—	26,447
Farmland	48,888	—	—	—	48,888

Commercial:
Secured	126,211	—	1,026	—	127,237
Unsecured	20,772	—	—	—	20,772
PPP	120,936	—	—	—	120,936

Consumer	6,902	—	—	—	6,902

	$1,531,751	$21,123	$36,726	$—	$1,589,600

The following table summarizes the credit quality indicators related to the Company’s loans by class as of December 31, 2020:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate loans:
Commercial	$950,118	$16,836	$35,543	$—	$1,002,497
Commercial land and development	10,600	—	—	—	10,600
Commercial construction	85,860	5,900	—	—	91,760
Residential construction	11,914	—	—	—	11,914
Residential	30,248	—	183	—	30,431
Farmland	50,164	—	—	—	50,164

Commercial:
Secured	136,992	1,552	132	—	138,676
Unsecured	17,526	—	—	—	17,526
PPP	147,965	—	—	—	147,965

Consumer	4,921	—	—	—	4,921

	$1,446,308	$24,288	$35,858	$—	$1,506,454

Management regularly reviews the Company’s loans for accuracy of risk grades whenever new information is received. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk, and complexity. In addition, investor commercial real estate borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. Management monitors construction loans monthly. Management reviews other consumer loans based on delinquency. Management also reviews loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The age analysis of past due loans by class as of June 30, 2021 consisted of the following:

	Past Due
(in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate loans:
Commercial	$—	$—	$—	$1,153,600	$1,153,600
Commercial land and development	—	—	—	10,472	10,472
Commercial construction	—	—	—	67,984	67,984
Residential construction	—	—	—	6,362	6,362
Residential	—	—	—	26,447	26,447
Farmland	—	—	—	48,888	48,888

Commercial loans:
Secured	—	—	—	127,237	127,237
Unsecured	—	—	—	20,772	20,772
PPP	—	—	—	120,936	120,936

Consumer and other	—	—	—	6,902	6,902

Total Loans	$—	$—	$—	$1,589,600	$1,589,600

There were no loans between 30-89 days past due nor any loans greater than 90 days past due and still accruing as of June 30, 2021.

The age analysis of past due loans by class as of December 31, 2020 consisted of the following:

	Past Due
(in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate loans:
Commercial	$—	$—	$—	$1,002,497	$1,002,497
Commercial land and development	—	—	—	10,600	10,600
Commercial construction	—	—	—	91,760	91,760
Residential construction	—	—	—	11,914	11,914
Residential	—	—	—	30,431	30,431
Farmland	—	—	—	50,164	50,164

Commercial loans:
Secured	—	—	—	138,676	138,676
Unsecured	—	—	—	17,526	17,526
PPP	—	—	—	147,965	147,965

Consumer and other	137	—	137	4,784	4,921

Total Loans	$137	$—	$137	$1,506,317	$1,506,454

There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of December 31, 2020.

Impaired Loans

Information related to impaired loans as of June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2021
Commercial real estate	$130	$130	$—	$134	$—
Residential real estate	181	181	—	182	—
Commercial secured	120	120	—	126	—
Consumer and other	—	—	—	—	—
Total impaired loans	$431	$431	$—	$442	$—
December 31, 2020
Commercial real estate	$137	$137	$—	$69	$—
Residential real estate	183	183	—	92	—
Commercial secured	132	132	—	65	—
Total impaired loans	$452	$452	$—	$226	$—

No collateral dependent loans were in process of foreclosure at June 30, 2021 or December 31, 2020. In addition, the weighted average loan-to-value of impaired, collateral dependent loans was approximately 44.76% at June 30, 2021 and 50.51% at December 31, 2020.

Nonaccrual loans, segregated by class, are as follows as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Real estate loans:
Commercial	$130	$137
Residential	181	183
Commercial Secured	120	132
Consumer and other	—	—
Total nonaccrual loans	$431	$452

The amount of foregone interest income related to nonaccrual loans was $6,776 for the three months ended June 30, 2021 and $13,583 for the six months ended June 30, 2021, compared to $6,108 and $17,864 for the three and six months ended June 30, 2020, respectively.

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

There were no loans outstanding with a TDR designation at June 30, 2021, December 31, 2020, and June 30, 2020.

Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as subsequently amended by the Consolidated Appropriations Act, 2021, provided TDR relief for borrowers affected by the COVID-19 pandemic. Specifically, the CARES Act, as amended, specified that to be eligible not to be considered a TDR, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal national emergency, or (b) January 1, 2022. In accordance with section 4013 of the CARES Act, the Company elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated TDRs under existing GAAP. As of June 30, 2021, eight borrowing relationships with ten loans totaling $12.9 million were continuing to benefit from payment relief. The Company accrues and recognizes interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

The following table discloses activity in the allowance for loan losses for the periods presented.

Allowance for Loan Losses Rollforward
	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
Three months ended June 30, 2021
Beginning balance	$10,219	$80	$504	$57	$188	$578	$8,918	$195	$—	$600	$932	$22,271
Charge-offs	—	—	—	—	—	—	(183)	—	—	(72)	—	(255)
Recoveries	—	—	—	—	—	—	47	—	—	90	—	137
Provision (recapture)	(111)	(5)	(13)	(11)	—	16	412	14	—	(134)	(168)	—
Ending balance	$10,108	$75	$491	$46	$188	$594	$9,194	$209	$—	$484	$764	$22,153
Three months ended June 30, 2020
Beginning balance	$7,752	$128	$919	$156	$241	$1,533	$4,720	$114	$—	$710	$218	$16,491
Charge-offs	—	—	—	—	—	—	(103)	—	—	(262)	—	(365)
Recoveries	—	—	—	—	90	—	108	—	—	31	—	229
Provision (recapture)	(251)	(17)	42	(41)	(113)	(652)	2,361	5	—	397	(181)	1,550
Ending balance	$7,501	$111	$961	$115	$218	$881	$7,086	$119	$—	$876	$37	$17,905

Six months ended June 30, 2021
Beginning balance	$9,358	$77	$821	$87	$220	$615	$9,476	$179	$—	$632	$724	$22,189
Charge-offs	—	—	—	—	—	—	(440)	—	—	(72)	—	(512)
Recoveries	—	—	—	—	—	—	134	—	—	142	—	276
Provision (recapture)	750	(2)	(330)	(41)	(32)	(21)	24	30	—	(218)	40	200
Ending balance	$10,108	$75	$491	$46	$188	$594	$9,194	$209	$—	$484	$764	$22,153
Six months ended June 30, 2020
Beginning balance	$6,331	$109	$661	$116	$224	$1,382	$4,976	$88	$—	$601	$427	$14,915
Charge-offs	—	—	—	—	—	—	(936)	—	—	(487)	—	(1,423)
Recoveries	—	—	—	—	90	—	116	—	—	58	(1)	263
Provision (recapture)	1,170	2	300	(1)	(96)	(501)	2,930	31	—	704	(389)	4,150
Ending balance	$7,501	$111	$961	$115	$218	$881	$7,086	$119	$—	$876	$37	$17,905

The following table summarizes the allocation of the allowance for loan losses by impairment methodology for the periods presented.

	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
As of June 30, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,108	75	491	46	188	594	9,194	209	—	484	764	22,153
Ending balance	$10,108	$75	$491	$46	$188	$594	$9,194	$209	$—	$484	$764	$22,153
Loans:
Ending balance individually evaluated for impairment	$130	$—	$—	$—	$181	$—	$120	$—	$—	$—	$—	$431
Ending balance collectively evaluated for impairment	1,153,470	10,472	67,984	6,362	26,266	48,888	127,117	20,772	120,936	6,902	—	1,589,169
Ending balance	$1,153,600	$10,472	$67,984	$6,362	$26,447	$48,888	$127,237	$20,772	$120,936	$6,902	$—	$1,589,600

As of December 31, 2020:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	9,358	77	821	87	220	615	9,476	179	—	632	724	22,189
Ending balance	$9,358	$77	$821	$87	$220	$615	$9,476	$179	$—	$632	$724	$22,189
Loans:
Ending balance individually evaluated for impairment	$137	$—	$—	$—	$183	$—	$132	$—	$—	$—	$—	$452
Ending balance collectively evaluated for impairment	1,002,360	10,600	91,760	11,914	30,248	50,164	138,544	17,526	147,965	4,921	—	1,506,002
Ending balance	$1,002,497	$10,600	$91,760	$11,914	$30,431	$50,164	$138,676	$17,526	$147,965	$4,921	$—	$1,506,454

As of June 30, 2020:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$49	$—	$49
Loans collectively evaluated for impairment	7,501	111	961	115	218	881	7,086	119	—	827	37	17,856
Ending balance	$7,501	$111	$961	$115	$218	$881	$7,086	$119	$—	$876	$37	$17,905
Loans:
Ending balance: individually evaluated for impairment	$145	$—	$—	$—	$186	$—	$—	$—	$—	$49	$—	$380
Ending balance: collectively evaluated for impairment	881,876	15,573	131,284	16,194	30,515	51,451	127,386	11,878	253,286	6,501	—	1,525,944
Ending balance	$882,021	$15,573	$131,284	$16,194	$30,701	$51,451	$127,386	$11,878	$253,286	$6,550	$—	$1,526,324

Pledged Loans

The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $702.2 million and $1.1 billion at June 30, 2021 and December 31, 2020, respectively. In addition, the Company pledges eligible Tenants in Common loans, which totaled $42.4 million and $61.6 million at June 30, 2021 and December 31, 2020, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 7, Long Term Debt and Other Borrowings, for further discussion of these borrowings.

Related Party Loans

The Company has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their businesses or associates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Loan commitment to insiders and affiliates, net of cash collateral, totaled $5.5 million at June 30, 2021 and $1.6 million at December 31, 2020.

Note 6: Interest-Bearing Deposits

Interest-bearing deposits consisted of the following as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Savings	$73,481	$49,714
Money market	972,758	844,445
Interest checking accounts	136,336	146,553
Time, $250 or more	28,168	7,568
Other time	26,506	40,034
Total interest-bearing deposits	$1,237,249	$1,088,314

Time deposits totaled $54.7 million and $47.6 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)	June 30, 2021
Year
2021	$53,320
2022	834
2023	509
2024	11
2025	—
Total time deposits	$54,674

Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market deposits. Through this network the Company offers customers access to Federal Deposit Insurance Corporation (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of network deposits for June 30, 2021 and December 31, 2020. There were no one-way deposits at June 30, 2021 and December 30, 2020. The composition of network deposits as of June 30, 2021 and December 31, 2020 was as follows:

(in thousands)	June 30, 2021	December 31, 2020
CDARS	$22,397	$35,534
ICS	344,796	266,519
Total network deposits	$367,193	$302,053

As of June 30, 2021 and December 31, 2020, deposits from related parties (directors, shareholders, and officers) totaled $57.8 million and $42.5 million, respectively.

Interest expense recognized on interest-bearing deposits for periods ended June 30, 2021, and 2020 consisted of the following:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Savings	$19	$24	$34	$63
Money market	475	1,665	1,057	3,406
Interest checking accounts	37	103	75	218
Time, $250 or more	8	333	15	719
Other time	29	134	86	220
Total interest expense on interest-bearing deposits	$568	$2,259	$1,267	$4,626

Note 7: Long Term Debt and Other Borrowings

Subordinated Notes: On November 8, 2019, the Company completed a private placement of $3.75 million of fixed-to-floating rate subordinated notes to certain qualified investors. All of the debt was purchased by four existing members of the board of directors or their affiliates. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 5.50% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR rate plus 354.4 basis points (3.67% as of June 30, 2021) until maturity. The notes include a right of prepayment, on or after September 15, 2022 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.

The Company has $25.0 million in principal of fixed-to-floating rate subordinated notes to certain qualified investors, of which $8.0 million is owned by an entity that is controlled by a member of the board of directors and three shareholders. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR rate plus 404.4 basis points (4.17% as of June 30, 2021) until maturity. The notes include a right of prepayment, on or after September 15, 2022 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.

The subordinated notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. Debt issuance costs incurred in conjunction with the notes were $0.6 million, of which $0.2 million has been amortized through June 30, 2021. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At June 30, 2021 and December 31, 2020, the Company’s subordinated debt outstanding was $28.4 million and $28.3 million, respectively.

Other Borrowings: In 2005, and through an amendment in 2014, the Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $516.7 million at June 30, 2021 and $519.3 million at December 31, 2020. At June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings. As of June 30, 2021 and December 31, 2020, the Company had letters of credit (“LC”) issued on its behalf totaling $319.5 million and $293.5 million, respectively, as discussed below.

As of June 30, 2021, LCs totaling $29.5 million were pledged to secure State of California deposits and $290.0 million were pledged to secure local agency deposits. As of December 31, 2020, LCs totaling $13.5 million were pledged to secure State of California deposits and $280.0 million were pledged to secure local agency deposits. The outstanding borrowings and the LCs issued reduced the Company’s available borrowing capacity to $197.2 million and $284.8 million as of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the Company also had three unsecured federal funds lines of credit totaling $75.0 million with three of its correspondent banks, respectively. There were no amounts outstanding at June 30, 2021 and December 31, 2020.

At June 30, 2021 and December 31, 2020, the Company had the ability to borrow from the Federal Reserve Discount Window. At June 30, 2021 and December 31, 2020, the borrowing capacity under this arrangement was $26.5 million and $25.9 million, respectively. There were no amounts outstanding at June 30, 2021 and December 31, 2020. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios.

Note 8: Income Taxes

The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with the IPO and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. As such, any periods prior to May 5, 2021 will only reflect an effective state income tax rate and corresponding tax expense. Pro forma net income is calculated by adding back S Corporation tax to net income and using a combined C Corporation effective tax rate for federal and state income taxes of 29.56%. The following reconciliation table provides a detailed calculation of pro forma provision for income taxes:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income before provision for income taxes	$10,562	$10,491	$21,222	$17,756
Pro forma tax rate	29.56%	29.56%	29.56%	29.56%
Pro forma provision for income taxes	$3,122	$3,101	$6,273	$5,249

In conjunction with the termination of the Subchapter S corporation status, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to differences between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a net deferred tax asset of $5.4 million and a reduction to the provision for income taxes of $4.6 million during the three and six months ended June 30, 2021.

The provision for income tax for the three and six months ended June 30, 2021 and 2020 differs from the statutory federal rate of 21% due to the following items, which relate primarily to the Company’s conversion from an S Corporation to a C Corporation:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Statutory U.S. federal income tax	$2,218	$2,203	$4,457	$3,279
Increase (decrease) resulting from:
Benefit of S Corporation status	(766)	(2,203)	(3,004)	(3,279)
State taxes	1,444	368	1,825	627
C Corp conversion federal rate change	1,484	—	1,484	—
Deferred tax asset adjustment	(4,638)	—	(4,638)	—
Other	992	—	992	—
Provision for income taxes	$734	$368	$1,116	$627

For the three and six months ended June 30, 2021, the Company’s effective tax rate differed from the statutory California tax rate of 3.50% used prior to May 5, 2021 and the statutory federal and state tax rate, net of federal benefit, of 29.56%, used May 5, 2021 and after, as the effective tax rate primarily represents the weighted average rate between the S Corporation tax rate of 3.50% and the C Corporation tax rate of 29.56% based on the number of days the Company was each type of corporation during 2021.

Note 9: Shareholders’ Equity

Dividends and Retained Deficit

On April 6, 2021, the board of directors declared a $0.80 per share dividend, totaling $8.8 million. On May 20, 2021, as a result of the Company’s conversion to a C Corporation, the board of directors declared an aggregate distribution of $27.0 million for the accumulated adjustments account payout, which is described in further detail in the Company’s Registration Statement for the IPO, and the Company reclassified the resulting retained deficit related to S Corporation activities to common stock.

Stock-Based Incentive Arrangement

The Company’s stock-based compensation consists of restricted stock awards (“RSAs”) issued under its historical stock-based incentive arrangement (the “Historical Incentive Plan”) and RSAs issued under the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”). The Historical Incentive Plan consisted of RSAs for certain executive officers of the Company including the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Regulatory Officer, and Chief Banking Officer. The arrangement, which may be renewed annually at the sole discretion of the board of directors, provides that these executive officers will receive shares of restricted common stock of the Company, with the number of shares granted based upon achieving certain performance objectives, that vest over three years. These objectives include, but are not limited to, net income adjusted for the provision for loan losses, deposit growth, efficiency ratio, net interest margin, and asset quality. Compensation expense is recognized over the service period, which is equal to the vesting period of the shares based on the fair value of the shares at issue date.

In connection with its IPO in May 2021, the Company granted RSAs under the Equity Incentive Plan to employees, officers, executives, and non-employee directors. Shares granted to non-employee directors vested immediately upon grant, while shares granted to employees, officers, and executives vest ratably over three, five, or seven years (as defined in the respective agreements). All RSAs were granted at the fair value of common stock at the time of the award. The RSAs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the service period.

The Company granted 163,755 and no restricted shares during the three months ended June 30, 2021 and 2020, and 173,207 and 8,148 restricted shares during the six months ended June 30, 2021 and 2020, respectively. In addition, 2,722 restricted shares were forfeited as of February 28, 2021 upon the resignation of the Company’s then-Executive Vice President and Chief Operating Officer. Non-cash stock compensation expense recognized for the three months ended June 30, 2021 and 2020 was $1.0 million and $0.1 million, respectively. Non-cash stock compensation expense recognized for the six months ended June 30, 2021 and 2020 was $1.0 million and $0.1 million, respectively.

At June 30, 2021 and 2020, respectively, there were 129,551 and 11,568 unvested restricted shares. As of June 30, 2021, there was approximately $2.6 million of unrecognized compensation expense related to the 129,551 unvested restricted shares. The holders of unvested restricted stock awards are entitled to dividends on the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested restricted stock awards are recorded as tax benefits in the consolidated statements of comprehensive income with a corresponding decrease to current taxes payable. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s statements of comprehensive income for the three and six months ended June 30, 2021 and 2020 was immaterial.

The following table summarizes information about restricted shares:

	For the three months ended June 30,				For the six months ended June 30,
	2021		2020		2021		2020
Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	6,296	$18.91	11,568	$21.25	11,568	$21.25	15,794	$21.03
Shares granted	163,755	20.00	—	—	173,207	19.89	8,148	21.00
Shares vested	(40,500)	20.00	—	—	(52,502)	20.10	(12,374)	20.81
Shares forfeited	—	—	—	—	(2,722)	18.88	—	—
End of the period balance	129,551	$19.95	11,568	$21.25	129,551	$19.95	11,568	$21.25

Note 10: Commitments and Contingencies

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

Off-balance sheet risk to loan loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance sheet instruments, including obtaining collateral at exercise of the commitment. The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated balance sheets are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Commercial Lines of Credit	$114,145	$107,231
Undisbursed Construction Loans	26,078	50,442
Undisbursed Commercial Real Estate Loans	43,376	39,946
Agricultural Lines of Credit	13,174	11,553
Undisbursed Agricultural Real Estate Loans	3,474	5,945
Other	6,544	920
Total commitments and standby letters of credit	$206,791	$216,037

The Company records an allowance for loan losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for loan losses on unfunded commitments totaled $0.1 million as of June 30, 2021 and December 31, 2020, which is recorded in interest payable and other liabilities in the consolidated balance sheets.

Concentrations of Credit Risk: The Company grants real estate mortgage, real estate construction, commercial and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.

In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 82.53% of the Company’s loan portfolio at June 30, 2021 and 79.23% of the Company’s loan portfolio at December 31, 2020. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.

Deposits Concentrations: At June 30, 2021, the Company had 62 deposit relationships that exceeded $5.0 million each, totaling $1,059.5 million, or approximately 51.28% of total deposits. The Company’s largest single deposit relationship at June 30, 2021 totaled $175.7 million, or approximately 8.50% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.

Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Correspondent Banking Agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $297.0 million and $118.0 million at June 30, 2021 and December 31, 2020, respectively.

Leases

The Company leases office space for its banking operations under non-cancelable operating leases of various terms. The leases expire at dates through 2032 and provide for renewal options from zero to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. One of the leases provides for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, while the remaining leases include pre-defined rental increases over the term of the lease.

The Company has a sublease agreement for space adjacent to the Redding location. The sublease has renewal terms extended to December 31, 2021.

The Company leases its Natomas branch and Sacramento loan production office from a partnership comprised of some of the Company’s shareholders and certain members of the board of directors. The Natomas branch lease extends through February 2025, and the Sacramento loan production office lease extends through April 2023. Rent expense was $0.1 million for the three months ended June 30, 2021 and 2020 and $0.1 million for the six months ended June 30, 2021 and 2020 under these leases.

The following table shows the future minimum lease payments and weighted average remaining lease terms under the Company’s operating lease arrangements as of June 30, 2021.

(in thousands)	June 30, 2021
2021	$521
2022	1,078
2023	1,009
2024	984
2025	768
Thereafter	1,756
Total	$6,116
Weighted average remaining term (in years)	5.15

Litigation Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Note 11: Derivative Financial Instruments and Hedging Activities

The Company has a lending arrangement with one of its borrowers that contains a structured prepayment provision and interest rate swap, which for accounting purposes is considered a derivative. The transaction between the Company and the borrower in effect is a floating rate loan combined with a pay floating/receive fixed interest rate swap. To offset the interest rate risk of this lending arrangement, management entered into a separate interest rate swap with a separate counterparty that mirrors the interest rate swap with the borrower. The net economic effect of the arrangement for the borrower is a fixed rate loan of 7.81%, and for the Company is a floating rate loan of LIBOR plus 2.35%, adjusting monthly. The loan balance as of June 30, 2021 and December 31, 2020 was $0.8 million, with monthly amortization through its maturity in April 2027. The notional amounts of the two interest rate swaps are the same as the loan balance, and they amortize and mature similarly. The notional amounts of the interest rate swap transactions do not represent amounts exchanged by the parties. The amounts exchanged are determined by reference to the notional amounts and the other terms of the individual interest rate swap agreements. The two derivatives are carried at fair value and $0.1 million and $0.01 million were reported in other assets at June 30, 2021 and December 31, 2020, respectively. The related liabilities of $0.1 million and $0.1 million were reported in other liabilities at June 30, 2021 and December 31, 2020, respectively.

Note 12: Subsequent Events

On July 6, 2021, the board of directors declared a $0.15 per common share dividend, totaling $2.6 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 4, 2021. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to containing historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements, except to the extent required by law. The following discussion presents management’s perspective on our results of operations and financial condition on a consolidated basis. However, because we conduct all of our material business operations through our bank subsidiary, Five Star Bank, the discussion and analysis relates to activities primarily conducted by the Bank.

Unless otherwise indicated, references in this report to “we”, “our”, “us”, “the Company”, or “Bancorp” refer to Five Star Bancorp and our consolidated subsidiary. All references to “the Bank” refer to Five Star Bank, our wholly owned subsidiary.

Company Overview

Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and two loan production offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds expectations of our shareholders, customers, employees, business partners, and community. In summary, we refer to our mission as “purpose-driven and integrity-centered banking.” At June 30, 2021, we had total assets of $2.3 billion, total loans, net of allowance for loan losses, of $1.6 billion, and total deposits of $2.1 billion.

Factors Affecting Comparability of Financial Results

S Corporation Status

Beginning at our inception, we elected to be taxed for U.S. federal income tax purposes as an S Corporation. In conjunction with our initial public offering (“IPO”), we filed consents from the requisite amount of our shareholders to revoke our S Corporation election with the Internal Revenue Service (“IRS”), resulting in the commencement of our taxation as a C Corporation for U.S. federal and California income tax purposes in the second quarter of fiscal year 2021. Prior to such revocation, our earnings were not subject to, and we did not pay, U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our consolidated financial statements. While we were not subject to and did not pay U.S. federal income tax, we were subject to, and paid, California S Corporation income tax at a current rate of 3.50%. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax and a higher California income tax on our taxable earnings for each year (including the short year beginning on the date our status as an S Corporation terminated), and our consolidated financial statements reflect a provision for U.S. federal income tax and a higher California income tax from that date forward. As a result of this change, the net income and earnings per share data presented in our historical 2020 financial statements and the other related financial information set forth in this filing, which (unless otherwise specified) do not include any provision for U.S. federal income tax or the higher California income tax rate, will not be comparable with our future net income and earnings per share (“EPS”) in periods after we commence to be taxed as a C Corporation. As a C Corporation, our net income is calculated by including a provision for U.S. federal income tax and a higher California income tax rate at a combined statutory rate of 29.56%.

The termination of our status as an S Corporation may also affect our financial condition and cash flows. Historically, we made quarterly cash distributions to our shareholders in amounts estimated by us to be sufficient for them to pay estimated individual U.S. federal and California income tax liabilities resulting from our taxable income that was “passed through” to them. However, these distributions were not consistent, as sometimes the distributions were less than or in excess of the shareholders’ estimated U.S. federal and California income tax liabilities resulting from their ownership of our stock. In addition, these estimates were based on individual income tax rates, which may differ from the rates imposed on the income of C Corporations. As a C Corporation, no income is “passed through” to any shareholders, but, as noted above, we commenced paying U.S. federal income tax and a higher California income tax. However, in the event of an adjustment to our reported taxable income for periods prior to termination of our S Corporation status, it is possible that our pre-IPO shareholders would be liable for additional income taxes for those prior periods. Pursuant to the Tax Sharing Agreement we entered into with such shareholders, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, depending on the nature of the adjustment, we may be required to make a payment to such shareholders, who accepted distribution of the estimated balance of our federal accumulated adjustments account of $27.0 million under the Tax Sharing Agreement, in an amount equal to such shareholders’ incremental tax liability (including interest and penalties). In addition, the Tax Sharing Agreement provides that we will indemnify such shareholders with respect to unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminated. The amounts that we have historically distributed to our shareholders may not be indicative of the amount of U.S. federal and California income tax that we will be required to pay going forward. Depending on our effective tax rate and our future dividend rate, our future cash flows and financial condition could be positively or adversely affected compared to our historical cash flows and financial condition.

Furthermore, deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation were recognized in net income in the three months ended June 30, 2021.

Refer to the highlights of the financial results table within the section entitled “—Executive Summary” below for the impact of being taxed as a C Corporation on our net income, EPS, and various other financial measures for the three and six months ended June 30, 2021 and 2020.

Public Company Costs

Following the completion of our IPO, we incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company.

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

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the SEC, including the instructions to Regulation S-X. However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto.

Our most significant accounting policies are described in Note 1, Summary of Significant Accounting Policies, in our audited financial statements included in our IPO Registration Statement. We have identified accounting policies and estimates, discussed below, that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate.

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

Loans and Allowance for Loan Losses

The allowance for loan losses represents the estimated probable incurred loan losses in our loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions specifically impacting each loan type by purpose and by geography. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

We consider an originated loan to be impaired when it is probable that the collection of all amounts due, according to the contractual terms, is unlikely. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest income is recognized on impaired loans in the same manner as nonaccrual loans.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”), specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.

Fair Value Measurement

Accounting standards require the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2). Level 2 securities include U.S. agencies or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency issued bonds, privately issued collateralized mortgage obligations, and corporate bonds.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to executives and directors based on the fair value of these awards at the date of grant. The fair value of restricted stock awards is determined by considering projections of discounted cash flows available to shareholders (paid in the form of dividends) as well as comparable values for publicly traded banks of similar size and complexity. A Black-Scholes model is utilized to estimate the grant date fair value of stock options, while the estimated fair value of our common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Securities Impairment

At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. Various factors are considered in the assessment, including the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees, and volatility of the security’s fair value. This assessment also includes a determination as to whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery, an other-than-temporary impairment (“OTTI”) write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value.

Executive Summary

Net income for the three and six months ended June 30, 2021 totaled $9.8 million and $20.1 million, respectively, compared to net income of $10.1 million and $17.1 million for the three and six months ended June 30, 2020, respectively. Diluted EPS was $0.67 and $1.57 for the three and six months ended June 30, 2021, compared to $1.05 and $1.77 for the corresponding periods in 2020.

The following are highlights of our operating and financial performance for the periods presented:

●	Assets. Total assets were $2.3 billion as of June 30, 2021, representing a $374.1 million, or 19.15%, increase compared to $2.0 billion as of December 31, 2020. The primary drivers of this increase are discussed below.

●	Loans. Total gross loans were $1.6 billion at June 30, 2021, compared to $1.5 billion at December 31, 2020, an increase of $79.8 million, or 5.29%. The increase was attributed to a $127.2 million net increase in commercial real estate loans, partially offset by a $27.0 million net decrease in Paycheck Protection Program (“PPP”) loans and a $17.0 million net decrease in all other non-PPP, non-commercial real estate loans.

●	PPP Loans. As of June 30, 2021, there were 416 PPP loans outstanding totaling $120.9 million, which included 393 loans totaling $102.5 million funded during the first six months of 2021 under the second round of the PPP stimulus plan. Approximately 211 of these PPP loans, or 50.72% of total PPP loans as of June 30, 2021, totaling $13.3 million were less than or equal to $0.15 million and had access to streamlined forgiveness processing. As of June 30, 2021, 1,028 PPP loan forgiveness applications had been submitted to the Small Business Administration (“SBA”) and forgiveness payments had been received on 1,012 of these PPP loans, totaling $232.9 million in principal and interest. As of July 14, 2021, an additional 55 PPP loan forgiveness applications had been submitted to the SBA and forgiveness payments had been received on an additional 44 PPP loans, totaling $6.1 million in principal and interest. We expect full forgiveness of the first round of PPP loans to be completed in the near future, with five PPP first round loan forgiveness applications remaining to be submitted as of July 14, 2021.

●	COVID-19 Deferments. As of June 30, 2021, eight borrowing relationships with ten loans totaling $12.9 million were on COVID-19 deferment. All loans that ended COVID-19 deferments in the quarter ended June 30, 2021 returned to their contractual payment structures prior to the COVID-19 pandemic with no risk rating downgrades to classified nor any TDR, and we anticipate that the remaining loans on COVID-19 deferment will return to their pre-COVID-19 contractual payment status after their COVID-19 deferments end.

●	Nonaccrual Loans. Credit quality remains strong, with non-accrual loans representing $0.4 million, or 0.03% of total loans, at June 30, 2021, compared to $0.5 million, or 0.03% of total loans, at December 31, 2020. The ratio of allowance for loan losses to total loans was 1.39% at June 30, 2021 and 1.47% at December 31, 2020.

●	Return on Average Assets (“ROAA”) and Return on Average Equity (“ROAE”). ROAA and ROAE were 1.75% and 24.25%, respectively, for the quarter ended June 30, 2021, which decreased from ROAA of 2.17% and ROAE of 36.92% for the quarter ended June 30, 2020. Pro forma ROAA and ROAE were 1.33% and 18.36%, respectively, for the quarter ended June 30, 2021, which decreased from pro forma ROAA of 1.58% and ROAE of 26.95% for the quarter ended June 30, 2020. ROAA and ROAE were 1.89% and 27.78%, respectively, for the six months ended June 30, 2021, which decreased from ROAA of 2.07% and ROAE of 31.63% for the six months ended June 30, 2020. Pro forma ROAA and ROAE were 1.41% and 20.66%, respectively, for the six months ended June 30, 2021, which decreased from pro forma ROAA of 1.51% and ROAE of 23.10% for the six months ended June 30, 2020.

●	Net Interest Margin. Net interest margin was 3.48% and 3.42% in the three months ended June 30, 2021 and 2020, respectively. Additionally, net interest margin was 3.65% and 3.69% for the six months ended June 30, 2021 and the six months ended June 30, 2020, respectively. The fluctuations period-over-period were primarily attributed to fluctuations in cost of funds and PPP forgiveness fee income recognized during each period.

●	Efficiency Ratio. Efficiency ratio was 47.56% and 46.18% for the three months and six ended June 30, 2021, respectively, up from 33.32% and 35.60% for the corresponding periods in 2020. The increase was primarily attributed to expenses incurred to support organizational matters leading up to the IPO as well as an increase in the number of full-time equivalent employees.

●	Deposits. Total deposits increased $282.3 million from $1.8 billion at December 31, 2020 to $2.1 billion at June 30, 2021. Deposit increases were attributed to increases in PPP borrower-related balances and normal fluctuations in some of our large existing accounts. Non-interest-bearing deposits increased by $133.3 million in the first six months of 2021 to $829.0 million, and represented 40.12% of total deposits at June 30, 2021, compared to 39.00% at December 31, 2020. Our loan to deposit ratio was 76.84% at June 30, 2021, compared to 84.50% at December 31, 2020.

●	Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of June 30, 2021. The total risk-based capital ratio for the Company was 16.41% at June 30, 2021, compared to 12.18% at December 31, 2020. Tier 1 capital to average assets was 9.59% at June 30, 2021, compared to 6.58% at December 31, 2020. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.

●	Dividends. The board of directors declared a cash dividend of $0.80 per share on April 6, 2021. On May 20, 2021, as a result of the Company’s conversion to a C Corporation, the board of directors declared an aggregate distribution of $27.0 million for the accumulated adjustments account payout to shareholders of record as of May 3, 2021.

Highlights of the financial results are presented in the following tables:

As of
(dollars in thousands)	June 30, 2021	December 31, 2020
Selected financial condition data:
Total assets	$2,327,867	$1,953,765
Total loans, net	1,565,649	1,485,790
Total deposits	2,066,285	1,784,001
Total subordinated notes, net	28,353	28,320
Total shareholders’ equity	218,314	133,775
Asset quality ratios:
Allowance for loan losses to total loans	1.39%	1.47%
Allowance for loan losses to total loans, excluding SBA PPP loans[1]	1.51%	1.63%
Allowance for loan losses to non-accrual loans	51.40	x	49.09	x
Non-accrual loans to total loans	0.03%	0.03%
Capital ratios:
Total capital (to risk-weighted assets)	16.41%	12.18%
Tier 1 capital (to risk-weighted assets)	13.39%	8.98%
Common equity Tier 1 capital (to risk-weighted assets)	13.39%	8.98%
Tier 1 capital (to average assets)	9.59%	6.58%
Equity to total assets ratio	9.38%	6.85%
Tangible common equity to tangible assets[2]	9.38%	6.85%

	For the three months ended		For the six months ended
(dollars in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Selected operating data:
Net interest income	$18,296	$15,583	$36,344	$29,791
Provision for loan losses	—	1,550	200	4,150
Non-interest income	1,846	2,474	3,462	4,227
Non-interest expense	9,580	6,016	18,384	12,112
Net income	9,828	10,123	20,106	17,129
Net income per common share:
Basic	$0.67	$1.05	$1.57	$1.77
Diluted	$0.67	$1.05	$1.57	$1.77
Selected pro forma operating data:
Pro forma net income	7,440	7,390	14,949	12,507
Pro forma provision for income taxes	3,122	3,101	6,273	5,249
Pro forma net income per common share:
Basic	$0.51	$0.76	$1.17	$1.29
Diluted	$0.51	$0.76	$1.16	$1.29
Performance and other financial ratios:
Return on average assets	1.75%	2.17%	1.89%	2.07%
Return on average equity	24.25%	36.92%	27.78%	31.63%
Net interest margin	3.48%	3.42%	3.65%	3.69%
Cost of deposits	0.20%	0.62%	0.22%	0.71%
Efficiency ratio	47.56%	33.32%	46.18%	35.60%
Cash dividend payout ratio on common stock[3]	484.46%	47.77%	271.08%	67.75%
Selected pro forma ratios:
Pro forma return on average assets[4]	1.33%	1.58%	1.41%	1.51%
Pro forma return on average equity[4]	18.36%	26.95%	20.66%	23.10%

[1]	The allowance for loan losses to total loans, excluding SBA-guaranteed PPP loans, is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Allowance for loan losses to total loans, excluding SBA-guaranteed PPP Loans, is defined as allowance for loan losses, divided by total loans less SBA-guaranteed PPP loans. The most directly comparable GAAP financial measure is allowance for loan losses to total loans.

[2]	Tangible common equity to tangible assets is considered to be a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures.” Tangible common equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total equity to total assets. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible common equity to tangible assets is the same as total equity to total assets as of each of the dates indicated.

[3]	Calculated as dividends on common shares divided by basic net income per common share.

[4]	Pro forma return on average assets (ROAA) and return on average equity (ROAE) are calculated using pro forma net income balances, with no adjustments to average assets and average equity balances.

RESULTS OF OPERATIONS

The following discussion of our results of operations compares the three months ended June 30, 2021 to the three months ended June 30, 2020 and the six months ended June 30, 2021 to the six months ended June 30, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Net Interest Income

Net interest income is the most significant contributor to our net income. Net interest income represents interest income from interest-earning assets, such as loans and investments, less interest expense on interest-bearing liabilities, such as deposits, FHLB advances, subordinated notes, and other borrowings, which are used to fund those assets. In evaluating our net interest income, we measure and monitor yields on our interest-earning assets and interest-bearing liabilities as well as trends in our net interest margin. Net interest margin is a ratio calculated as net interest income divided by total interest-earning assets for the same period. We manage our earning assets and funding sources in order to maximize this margin while limiting credit risk and interest rate sensitivity to our established risk appetite levels. Changes in market interest rates and competition in our market typically have the largest impact on periodic changes in our net interest margin.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net interest income increased by $2.7 million, or 17.43%, to $18.3 million for the quarter ended June 30, 2021 from $15.6 million for the quarter ended June 30, 2020. Our net interest margin of 3.48% for the quarter ended June 30, 2021 increased from our net interest margin of 3.42% for the quarter ended June 30, 2020, primarily due to lower cost of deposits during the quarter ended June 30, 2021.

Average balance sheet, interest, and yield/rate analysis. The following tables presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the three months ended			For the three months ended
	June 30, 2021			June 30, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks[1]	$378,000	$125	0.13%	$294,687	$371	0.51%
Investment securities[2]	149,814	557	1.49%	75,256	392	2.09%
Loans[1,3]	1,578,438	18,626	4.73%	1,461,437	17,522	4.82%
Total interest-earning assets[1]	2,106,252	19,308	3.68%	1,831,380	18,285	4.02%
Interest receivable and other assets, net	140,757			43,854
Total assets	$2,247,009			$1,875,234
Liabilities and Shareholders’ Equity
Interest-bearing transaction accounts	$150,852	$37	0.10%	$144,339	$103	0.29%
Savings accounts	75,424	19	0.10%	34,738	24	0.28%
Money market accounts	949,448	475	0.20%	850,548	1,665	0.79%
Time accounts	36,773	37	0.40%	144,604	467	1.30%
Borrowings and other obligations[1]	—	—	0.00%	—	—	0.00%
Subordinated debt[1]	28,339	444	6.27%	28,275	443	6.31%
Total interest-bearing liabilities	1,240,836	1,012	0.33%	1,202,504	2,702	0.90%
Demand accounts	827,992			562,932
Interest payable and other liabilities	15,621			(484)
Shareholders’ equity	162,560			110,282
Total liabilities & shareholders’ equity	$2,247,009			$1,875,234
Net interest spread[4]			3.35%			3.11%
Net interest income/margin[5]		$18,296	3.48%		$15,583	3.42%

[1]	Interest income/expense is divided by actual number of days in the period times actual number of days in the year to correspond to stated interest rate terms, where applicable.

[2]	Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity. Investment security interest is earned on 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.

[3]	Average loan balance includes both loans held for investment and loans held for sale. Nonaccrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

[4]	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

[5]	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets, then annualized based on the number of days in the given period.

Analysis of changes in interest income and expenses. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average rate. The effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

	For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$28	$(273)	$(245)
Investment securities	278	(113)	165
Loans	1,440	(336)	1,104
Total interest-earning assets	2,642	(1,620)	1,022
Interest-bearing transaction accounts	(2)	68	66
Savings accounts	(10)	15	5
Money market accounts	(49)	1,239	1,190
Time accounts	108	322	430
Borrowings and other obligations	—	—	—
Subordinated debt	(1)	1	—
Total interest-bearing liabilities	(31)	1,722	1,691
Changes in net interest income/margin	$2,611	$102	$2,713

Total interest income increased by $1.0 million, or 5.60%, to $19.3 million for the three months ended June 30, 2021 as compared to $18.3 million for the corresponding period for 2020. For the three months ended June 30, 2021, interest income from loans increased by $1.1 million to $18.6 million as the average daily balance of loans increased by $117.0 million, or 8.01%, compared to the same period of 2020. This interest income increase from greater average loan balances was partially offset by a 9 basis points decrease in loan yield for the three months ended June 30, 2021 as compared to the same period of 2020. Additionally, $1.4 million of fee income from forgiven PPP loans was recognized in the three months ended June 30, 2021, compared to $0.8 million during the same period of 2020. Excluding PPP loans, the average loan balances increased by $164.8 million to $1.4 billion, and the yield declined by 43 basis points for the three months ended June 30, 2021 compared to the same period of 2020. Average loan balance, excluding PPP loans, is considered to be a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures.”

Total interest expense decreased $1.7 million to $1.0 million for the three months ended June 30, 2021 from $2.7 million for the same period of 2020. Interest expense on customer deposits decreased $1.7 million to $0.6 million for the three months ended June 30, 2021 from $2.3 million for the same period of 2020. This decrease is due to the cost of interest-bearing liabilities declining to 0.33% for the three months ended June 30, 2021 from 0.90% for the same period of 2020, reflecting the decline in overall interest rates during the period.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net interest income increased by $6.6 million, or 22.00%, to $36.3 million for the six months ended June 30, 2021 from $29.8 million for the six months ended June 30, 2020. Our net interest margin of 3.65% for the six months ended June 30, 2021 declined from our net interest margin of 3.69% for the six months ended June 30, 2020, primarily due to lower yields on interest-earning assets during the six months ended June 30, 2021.

Average balance sheet, interest, and yield/rate analysis. The following tables presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the six months ended			For the six months ended
	June 30, 2021			June 30, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks[1]	$320,734	$229	0.14%	$211,152	$874	0.83%
Investment securities[2]	136,041	1,030	1.53%	77,588	846	2.19%
Loans[1,3]	1,552,364	37,239	4.84%	1,335,640	33,584	5.06%
Total interest-earning assets[1]	2,009,139	38,498	3.86%	1,624,380	35,304	4.37%
Interest receivable and other assets, net	133,394			39,390
Total assets	$2,142,533			$1,663,770
Liabilities and Shareholders’ Equity
Interest-bearing transaction accounts	$152,694	$75	0.10%	$135,927	$217	0.32%
Savings accounts	68,223	34	0.10%	34,747	61	0.36%
Money market accounts	908,621	1,058	0.23%	763,174	3,406	0.90%
Time accounts	41,430	100	0.49%	126,674	939	1.49%
Borrowings and other obligations[1]	—	—	0.00%	1,858	3	0.34%
Subordinated debt[1]	28,332	887	6.31%	28,267	887	6.31%
Total interest-bearing liabilities	1,199,300	2,154	0.36%	1,090,647	5,513	1.02%
Demand accounts	786,955			462,753
Interest payable and other liabilities	10,338			1,471
Shareholders’ equity	145,940			108,899
Total liabilities & shareholders’ equity	$2,142,533			$1,663,770
Net interest spread[4]			3.50%			3.35%
Net interest income/margin[5]		$36,344	3.65%		$29,791	3.69%

[1]	Interest income/expense is divided by actual number of days in the period times actual number of days in the year to correspond to stated interest rate terms, where applicable.

[2]	Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity. Investment security interest is earned on 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.

[3]	Average loan balance includes both loans held for investment and loans held for sale. Nonaccrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

[4]	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

[5]	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets, then annualized based on the number of days in the given period.

Analysis of changes in interest income and expenses. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average rate. The effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

	For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$78	$(723)	$(645)
Investment securities	440	(257)	183
Loans	5,067	(1,411)	3,656
Total interest-earning assets	7,239	(4,044)	3,195
Interest-bearing transaction accounts	(8)	150	142
Savings accounts	(17)	44	27
Money market accounts	(168)	2,516	2,348
Time accounts	208	631	839
Borrowings and other obligations	—	3	3
Subordinated debt	—	—	—
Total interest-bearing liabilities	(191)	3,549	3,358
Changes in net interest income/margin	$7,048	$(495)	$6,553

Total interest income increased by $3.2 million, or 9.05%, to $38.5 million for the six months ended June 30, 2021 as compared to $35.3 million for the same period for 2020. For the six months ended June 30, 2021, interest income from loans increased by $3.7 million to $37.2 million as the average daily balance of loans increased by $216.7 million, or 16.23%, compared to the same period of 2020. This interest income increase from greater average loan balances was partially offset by a 22 basis points decrease in loan yield for the six months ended June 30, 2021 as compared to the same period of 2020. Additionally, $3.3 million of fee income from forgiven PPP loans was recognized in the six months ended June 30, 2021, compared to $0.8 million during the same period of 2020. Excluding PPP loans, the average loan balances increased by $152.0 million to $1.4 billion and the yield declined by 45 basis points for the six months ended June 30, 2021 compared to the same period of 2020. Average loan balance excluding PPP loans is considered to be a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures.”

Total interest expense decreased $3.3 million to $2.2 million for the six months ended June 30, 2021 from $5.5 million for the same period of 2020. Interest expense on customer deposits decreased $3.3 million to $1.3 million for the six months ended June 30, 2021 from $4.6 million for the same period of 2020. This decrease is due to the cost of interest-bearing liabilities declining to 0.36% for the six months ended June 30, 2021, from 1.02% for the same period of 2020, reflecting the decline in overall interest rates as well as a shift from interest-bearing deposits to non-interest-bearing demand deposits during the period.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

We did not record a provision for loan losses in the second quarter of 2021, compared to a $1.6 million provision for loan losses for the same period in 2020. The decline of $1.6 million for the provision period-over-period was primarily due to improvements in the economy overall as more counties within California and other states where our collateral is located began to loosen restrictions related to the COVID-19 pandemic, resulting in favorable economic conditions for our borrowers.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

We recorded a $0.2 million provision for loan losses in the first six months of 2021, compared to a $4.2 million provision for loan losses for the same period in 2020. The decline of $4.0 million for the provision period-over-period was primarily due to improvements in the economy overall as more counties within California and other states where our collateral is located began to loosen restrictions related to the COVID-19 pandemic, resulting in favorable economic conditions for our borrowers.

Non-interest Income

Non-interest income is a secondary contributor to our net income. Non-interest income consists primarily of net gains on the sale of loans, FHLB dividends, and other fee income, including loan-related fees and fees related to customer deposits.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Non-interest income decreased by $0.6 million, or 25.38%, during the three months ended June 30, 2021 to $1.8 million, compared to $2.5 million in the three months ended June 30, 2020.

The following table details the components of non-interest income for the periods indicated.

	For the three months ended		Amount	Percent
(dollars in thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$106	$76	$30	39.47%
Net gains on sales of securities	92	434	(342)	(78.80)%
Gain on sale of loans	1,091	802	289	36.03%
Loan-related fees	211	947	(736)	(77.72)%
FHLB stock dividends	92	64	28	43.75%
Earnings on bank-owned life insurance	60	58	2	3.45%
Other income	194	93	101	108.60%
Total non-interest income	$1,846	$2,474	$(628)	(25.38)%

Net gains on sale of securities. Gains on the sale of securities declined by $0.3 million, or 78.80%, to $0.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decline related to a lower volume of securities sold in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. During the three months ended June 30, 2021, approximately $4.7 million of municipal securities were sold for a net gain of $0.1 million, compared to approximately $10.0 million of corporate bonds which were sold for a net gain of $0.4 million during the three months ended June 30, 2020.

Gain on sale of loans. Gain on sale of loans increased by $0.3 million, or 36.03%, to $1.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the quarter ended June 30, 2021 was $11.1 million compared to $16.4 million in the quarter ended June 30, 2020. The weighted average premium received was 9.82% during the quarter ended June 30, 2021 compared to 5.37% during the quarter ended June 30, 2020.

Loan-related fees. Loan-related fees are primarily comprised of appraisal fees, insurance and taxes, loan-related legal fees, Uniform Commercial Code (“UCC”) filing fees, credit report fees, inspection fees, and amortization of servicing assets. Loan-related fees declined by $0.7 million, or 77.72%, to $0.2 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, which is primarily related a decline in swap referral fees. Such fees are recognized when borrowers seeking fixed rate loans are referred to a counterparty who places the swap for the borrower.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Non-interest income decreased by $0.8 million, or 18.10%, during the six months ended June 30, 2021 to $3.5 million, compared to $4.2 million in the six months ended June 30, 2020.

The following table details the components of non-interest income for the periods indicated.

	For the six months ended		Amount	Percent
(dollars in thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$196	$176	$20	11.36%
Net gains on sales of securities	274	966	(692)	(71.64)%
Gain on sale of loans	2,022	1,441	581	40.32%
Loan-related fees	333	1,165	(832)	(71.42)%
FHLB stock dividends	170	153	17	11.11%
Earnings on bank-owned life insurance	112	115	(3)	(2.61)%
Other income	355	211	144	68.25%
Total non-interest income	$3,462	$4,227	$(765)	(18.10)%

Net gains on sale of securities. Gain on sale of securities declined during the six months ended June 30, 2021 by $0.7 million, or 71.64%, to $0.3 million compared to $1.0 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, approximately $15.4 million of municipal securities were sold for a net gain of $0.3 million compared to approximately $16.4 million of municipal securities and $10.0 million of corporate bonds which were sold for a net gain of $1.0 million during the six months ended June 30, 2020.

Gain on sale of loans. Gain on sale of loans increased by $0.6 million, or 40.32%, to $2.0 million during the six months ended June 30, 2021, as compared to $1.4 million during the six months ended June 30, 2021. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the six months ended June 30, 2021 was $22.0 million, compared to $27.9 million in the six months ended June 30, 2020. The weighted average premium received was 8.85% during the six months ended June 30, 2021 compared to 5.45% during the six months ended June 30, 2020.

Loan-related fees. Loan-related fees decreased $0.8 million, or 71.42%, to $0.3 million for the six months ended June 30, 2021, compared to $1.2 million during the six months ended June 30, 2020, which is primarily related to a decrease in swap referral fees. Such fees are recognized when borrowers seeking fixed rate loans are referred to a counterparty who places the swap for the borrower.

Non-interest Expense

Non-interest expense includes salaries and employee benefits, occupancy and equipment costs, data processing and software fees, federal deposit insurance expense, professional services fees, advertising and promotional expense, loan-related fees and other operating expenses. In evaluating our level of non-interest expense, we closely monitor our efficiency ratio. The efficiency ratio is calculated by dividing non-interest expense by net interest income plus non-interest income. We constantly seek to identify ways to streamline our business and operate more efficiently, which has enabled us to reduce our non-interest expense in both absolute terms and as a percentage of our revenue while continuing to achieve growth in total loans and assets.

Over the past several years, we have invested significant resources in personnel and infrastructure. Additionally, to support corporate organizational matters leading up to the IPO, we experienced increased audit, consulting, and legal costs during the three and six months ended June 30, 2021. As a result, non-interest expense is increasing; however, we do not anticipate incurring significant costs of this type in future periods, and we expect our efficiency ratio will improve due, in part, to our past investment in infrastructure.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Non-interest expense increased by $3.6 million, or 59.24%, to $9.6 million for the three months ended June 30, 2021, compared to $6.0 million for the three months ended June 30, 2020.

The following table details the components of non-interest expense for the periods indicated.

	For the three months ended		Amount	Percent
(dollars in thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Increase (Decrease)
Salaries and employee benefits	$4,939	$3,029	$1,910	63.06%
Occupancy and equipment	441	412	29	7.04%
Data processing and software	598	452	146	32.30%
Federal deposit insurance	150	342	(192)	(56.14)%
Professional services	1,311	368	943	256.25%
Advertising and promotional	265	247	18	7.29%
Loan-related expenses	218	194	24	12.37%
Other operating expenses	1,658	972	686	70.58%
Total non-interest expense	$9,580	$6,016	$3,564	59.24%

Salaries and employee benefits. Salaries and employee benefits increased by $1.9 million, or 63.06%, to $4.9 million for the quarter ended June 30, 2021 from $3.0 million for the same period in 2020, primarily related to an increase in the number of full-time equivalent employees from 124 employees as of June 30, 2020 to 156 employees as of June 30, 2021, a 25.81% increase, and increased commissions related to our loan and deposit growth for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. Additionally, salaries and employee benefits increased partially as a result of a $0.3 million decrease in deferred loan origination costs from $1.2 million for the quarter ended June 30, 2020 to $0.9 million for the quarter ended June 30, 2021, relating primarily to a high volume of PPP loans funded in the quarter ended June 30, 2020.

Data processing and software. Data processing and software expenses increased by approximately $0.1 million, or 32.30%, period-over-period to $0.6 million for the quarter ended June 30, 2021. The increase was primarily due to (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; (iii) increased costs related to improved collateral tracking, electronic statements, and mobile payment solutions; and (iv) increased number of licenses for new users on our loan origination and documentation system.

Federal deposit insurance. Our Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premium decreased by approximately $0.2 million, or 56.14%, for the quarter ended June 30, 2021 as compared to the same period in 2020. This decrease is primarily the result of an improved leverage ratio.

Professional services. Professional services expense increased by approximately $0.9 million, or 256.25%, period-over-period to $1.3 million for the quarter ended June 30, 2021, due to increased audit, consulting, and legal costs incurred to support corporate organizational matters leading up to the IPO during the quarter ended June 30, 2021, which did not occur during the same quarter of the prior year.

Other operating expenses. Other operating expenses, which are comprised of travel and mileage, insurance, postage, supplies, other employee expenses, armored car, courier services, and other miscellaneous administrative expenses, increased by $0.7 million, or 70.58%, primarily as a result of stock compensation expense recognized for director grants of $0.8 million, which were related to the IPO during the quarter.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Non-interest expense increased by $6.3 million to $18.4 million for the six months ended June 30, 2021, compared to $12.1 million for the six months ended June 30, 2020.

The following table details the components of non-interest expense for the periods indicated.

	For the six months ended		Amount	Percent
(dollars in thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Increase (Decrease)
Salaries and employee benefits	$9,636	$6,475	$3,161	48.82%
Occupancy and equipment	892	792	100	12.63%
Data processing and software	1,227	904	323	35.73%
Federal deposit insurance	430	547	(117)	(21.39)%
Professional services	2,843	707	2,136	302.12%
Advertising and promotional	435	502	(67)	(13.35)%
Loan-related expenses	447	325	122	37.54%
Other operating expenses	2,474	1,860	614	33.01%
Total non-interest expense	$18,384	$12,112	$6,272	51.78%

Salaries and employee benefits. Salaries and employee benefits increased by $3.2 million, or 48.82%, to $9.6 million for the six months ended June 30, 2021 from $6.5 million for the same period in 2020, primarily related to an increase in the number of full-time equivalent employees from 124 employees as of June 30, 2020 to 156 employees as of June 30, 2021, a 25.81% increase, and increased commissions related to our loan and deposit growth for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Data processing and software. Data processing and software expenses increased by $0.3 million, or 35.73%, period-over-period to $1.2 million for the six months ended June 30, 2021. The increase was primarily due to (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; (iii) increased costs related to improved collateral tracking, electronic statements, and mobile payment solutions; and (iv) increased number of licenses for new users on our loan origination and documentation system.

Professional services. Professional services expenses increased by approximately $2.1 million, or 302.12%, period-over-period to $2.8 million for the six months ended June 30, 2021, which is due to increased audit, consulting and legal costs incurred to support corporate organizational matters leading up to the IPO during the six months ended June 30, 2021, which did not occur during the same period of the prior year.

Other operating expenses. Other operating expenses increased by approximately $0.6 million, or 33.01%, period-over-period to $2.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily a result of stock compensation expense recognized for director grants of $0.8 million, which were related to the IPO during the six months ended June 30, 2021.

Provision for Income Taxes

The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with the IPO and became a C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. The provision recorded for the three and six months ended June 30, 2021 was calculated using an effective tax rate of 20.77%, representing the weighted average rate between the S Corporation tax rate of 3.50% and the C Corporation tax rate of 29.56% based on the number of days as each type of corporation during 2021. As such, a $2.4 million adjustment to increase tax expense for the S Corporation period was required. Refer to the section entitled “Pro Forma C Corporation Income Tax Expense” below for a discussion on what the Company’s income tax expense and net income would have been had the Company been taxed as a C Corporation during the three and six months ended June 30, 2021.

In conjunction with the termination of the Subchapter S corporation status as of May 5, 2021, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to differences between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a net deferred tax asset of $5.4 million and a reduction to the provision for income taxes of $4.6 million during the three and six months ended June 30, 2021.

Three Months Ended June 30, 2021

Provision for income taxes for the quarter ended June 30, 2021 increased by $0.3 million, to $0.7 million as compared to $0.4 million during the quarter ended June 30, 2020. This increase is due to the change in the annual effective tax rate used from 3.50% to 20.77%, as previously noted above, and was partially offset by a $4.6 million reduction to the provision for income taxes relating to the adjustment of the net deferred tax assets due to the termination of the Company’s S Corporation status.

Six Months Ended June 30, 2021

Provision for income taxes increased by $0.5 million to $1.1 million during the six months ended June 30, 2021 as compared to $0.6 million for the six months ended June 30, 2020. This increase is due to the change in the annual effective tax rate used from 3.50% to 20.77%, as previously noted above, and was partially offset by a $4.6 million reduction to the provision for income taxes relating to the adjustment of the net deferred tax assets due to the termination of the Company’s S Corporation status.

Pro Forma C Corporation Income Tax Expense

Because of the Company’s status as a Subchapter S Corporation, no U.S. federal income tax expense was recorded for a portion of the three and six months ended June 30, 2021 and for the entirety of the three and six months ended June 30, 2020. Had the Company been taxed as a C Corporation and paid U.S. federal income tax for such periods, the combined statutory income tax rate would have been 29.56% in each period. These pro forma statutory rates reflect a U.S. federal income tax rate of 21.00% and a California income tax rate of 8.56%, after adjustment for the federal tax benefit, on corporate taxable income. Had the Company been subject to U.S. federal income tax for each of these periods, on a statutory income tax rate pro forma basis, the provision for combined federal and state income tax would have been $3.1 million and $6.3 million for the three and six months ended June 30, 2021, respectively, and $3.1 million and $5.2 million for the three and six months ended June 30, 2020, respectively. As a result of the foregoing factors, the Company’s pro forma net income (after U.S. federal and California state income tax) would have been $7.4 million and $14.9 million for the three and six months ended June 30, 2021, respectively, and $7.4 million and $12.5 million for the three and six months ended June 30, 2020, respectively.

FINANCIAL CONDITION SUMMARY

The following discussion compares our financial condition as of June 30, 2021 to December 31, 2020. The following table summarizes selected components of our balance sheet as of June 30, 2021 and December 31, 2020.

(dollars in thousands)	June 30, 2021	December 30, 2020
Total assets	$2,327,867	$1,953,765
Cash and cash equivalents	$536,604	$290,493
Total investments	$166,547	$122,928
Total loans, net	$1,565,649	$1,485,790
Total deposits	$2,066,285	$1,784,001
Total subordinated notes, net	$28,353	$28,320
Total shareholders’ equity	$218,314	$133,775

Total Assets

At June 30, 2021, total assets were $2.3 billion, an increase of $374.1 million, from $2.0 billion at December 31, 2020, primarily due to increases in cash and cash equivalents and the loan portfolio, as discussed below.

Cash and Cash Equivalents

Total cash and cash equivalents were $536.6 million at June 30, 2021, an increase of $246.1 million, as compared to $290.5 million at December 31, 2020. The increase of $246.1 million in cash and cash equivalents was primarily a result of net income recognized of $20.1 million, an increase in deposits of $282.3 million, and net proceeds of $111.2 million from the issuance of 6,054,750 shares of common stock in our IPO. These increases were partially offset by purchases of securities of $69.1 million, loan originations and advances, net of principal collected, of $78.6 million, and cash distributions of $46.8 million during the six months ended June 30, 2021.

Investment Portfolio

Our investment portfolio is generally comprised of guaranteed U.S. government agency securities and obligations of states and political subdivisions, which are high-quality liquid investments. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk that is reflective of the yields obtained on those securities. Most of our securities are classified as available-for-sale, although we have one long-term, fixed rate municipal security classified as held-to-maturity.

Our total securities held for investment and available-for-sale amounted to $166.5 million at June 30, 2021 and $122.9 million at December 31, 2020, an increase of $43.6 million. The increase was primarily due to purchases of $69.1 million of U.S. government treasuries, municipal securities, and mortgage-backed securities to deploy excess cash into interest earning assets in a more favorable interest rate environment and was partially offset by the sale of $16.2 million of low yielding municipal securities, and paydowns, calls and maturities of $7.8 million. Additionally, the fair value of available-for-sale securities decreased $1.0 million as a result of the higher interest rate environment in the second quarter of 2021.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

	As of
(dollars in thousands)	June 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
Mortgage-backed securities	$69,998	42.03%	$23,932	19.47%
U.S. government treasuries	10,068	6.05%	—	—
U.S. government agencies	29,244	17.56%	31,828	25.89%
Obligations of states and political subdivisions	50,123	30.10%	58,420	47.52%
Collateralized mortgage obligations	641	0.38%	769	0.63%
Total available-for-sale	160,074	96.12%	114,949	93.51%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	6,473	3.88%	7,979	6.49%
	$166,547	100.00%	$122,928	100.00%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of June 30, 2021:

	Due in one year or less		Dues after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Available-for-sale:
Mortgage-backed securities	$—	—	$—	—	$—	—	$69,998	1.45%	$69,998	1.45%
U.S. government agencies	—	—	654	1.97%	5,913	1.19%	22,677	1.11%	29,244	1.15%
U.S. government treasuries	—	—	—	—	10,068	1.39%	—	—	10,068	1.39%
Obligations of states and political subdivisions	—	—	532	2.88%	6,835	1.59%	42,756	1.68%	50,123	1.68%
Collateralized mortgage obligations	—	—	—	—	—	—	641	1.73%	641	1.73%
Total available-for-sale	—	—	1,186	2.37%	22,816	1.40%	136,072	1.47%	160,074	1.46%

Held-to-maturity:
Obligations of states and political subdivisions	—	—	—	—	—	—	6,473	6.00%	6,473	6.00%
	$—	—	$1,186	2.37%	$22,816	1.40%	$142,545	1.67%	$166,547	1.64%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of December 31, 2020:

	Due in one year or less		Dues after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Available-for-sale:
Mortgage-backed securities	$—	—	$—	—	$—	—	$23,932	1.12%	$23,932	1.12%
U.S. government agencies	—	—	—	—	7,708	1.22%	24,120	0.97%	31,828	1.03%
Obligations of states and political subdivisions	—	—	1,206	2.52%	8,599	1.57%	48,615	1.65%	58,420	1.66%
Collateralized mortgage obligations	—	—	—	—	—	—	769	1.70%	769	1.70%
Total available-for-sale	—	—	1,206	2.52%	16,307	1.40%	97,436	1.35%	114,949	1.37%

Held-to-maturity:
Obligations of states and political subdivisions	—	—	—	—	—	—	7,979	6.00%	7,979	6.00%
	$—	—	$1,206	2.52%	$16,307	1.40%	$105,415	1.70%	$122,928	1.67%

Weighted average yield for securities available-for-sale is the projected yield to maturity given current cash flow projections for mortgage-backed securities and collateralized mortgage obligations and is a yield to worst for callable securities. Weighted average yield for securities held-to-maturity is the stated coupon of the bond.

A summary of the book value and fair value related to securities as of June 30, 2021 and December 31, 2020 is presented below.

		Gross Unrealized
(dollars in thousands)	Book Value	Gains	(Losses)	Fair Value
June 30, 2021
Available-for-sale:
Mortgage-backed securities	$70,257	$179	$(438)	$69,998
U.S. government agencies	29,284	215	(255)	29,244
U.S. government treasuries	10,058	11	(1)	10,068
Obligations of state and political subdivisions	49,440	812	(129)	50,123
Collateralized mortgage obligations	626	15	—	641
Total available-for-sale	$159,665	$1,232	$(823)	$160,074
Held-to-Maturity:
Obligations of state and political subdivisions	$6,473	$385	$—	$6,858
December 31, 2020
Available-for-sale:
Mortgage-backed securities	$23,601	$338	$(7)	$23,932
U.S. government agencies	32,069	111	(352)	31,828
Obligations of state and political subdivisions	57,137	1,291	(8)	58,420
Collateralized mortgage obligations	748	21	—	769
Total available-for-sale	$113,555	$1,761	$(367)	$114,949
Held-to-Maturity:
Obligations of state and political subdivisions	$7,979	$776	$—	$8,755

The unrealized losses on securities are attributed to interest rate changes rather than the marketability of the securities or the issuer’s ability to honor redemption of the obligations, as the securities with losses are all obligations of or guaranteed by agencies sponsored by the U.S. government. We have adequate liquidity with the ability and intent to hold these securities to maturity, resulting in full recovery of the indicated impairment. Accordingly, none of the unrealized losses on these securities have been determined to be other than temporary.

Loan Portfolio

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of June 30, 2021 and December 31, 2020, our total loans amounted to $1.6 billion and $1.5 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real Estate:
Commercial	$1,153,600	72.47%	$1,002,497	66.33%
Commercial land and development	10,472	0.66%	10,600	0.70%
Commercial construction	67,984	4.27%	91,760	6.07%
Residential construction	6,362	0.40%	11,914	0.79%
Residential	26,447	1.66%	30,431	2.01%
Farmland	48,888	3.07%	50,164	3.32%
Commercial:
Secured	127,237	7.99%	138,676	9.18%
Unsecured	20,772	1.30%	17,526	1.16%
Paycheck Protection Program	120,936	7.60%	147,965	9.79%
Consumer and other	6,902	0.43%	4,921	0.33%
Total loans held for investment	1,589,600	99.85%	1,506,454	99.68%

Loans held for sale:
Commercial	2,340	0.15%	4,820	0.32%
Total loans before deferred fees	1,591,940	100.00%	1,511,274	100.00%
Net deferred loan fees	(4,138)		(3,295)
Total loans	$1,587,802		$1,507,979

Commercial real estate loans consist of term loans secured by a mortgage lien on the real property, such as office and industrial buildings, manufactured home communities, self-storage, hospitality, faith-based properties, retail shopping centers, and apartment buildings, as well as commercial real estate construction loans that are offered to builders and developers.

Commercial land and construction loans consist of loans made to fund commercial construction and land acquisition and development. The real estate purchased with these loans is generally located in or near our market.

Commercial loans consist of financing for commercial purposes in various lines of businesses, including manufacturing, service industry, and professional service areas. Commercial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guarantee of the business owners.

Residential real estate and construction real estate loans consist of loans secured by single-family and multifamily residential properties, which are both owner-occupied and investor owned.

The following tables present the commercial real estate loan balance, associated percentage of commercial real estate concentrations by collateral type, estimated collateral values and related loan-to-value (“LTV”) ranges as of the dates indicated. Revolving lines of credit with zero balance and 0.00% LTV are excluded from this table. Collateral values are determined at origination using third party real estate appraisals or evaluations. Updated appraisals are obtained for loans that are downgraded to watch or substandard. Loans over $1.0 million are reviewed annually, at which time an internal assessment of collateral values is completed.

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
June 30, 2021
Manufactured home community	$337,150	29.23%	$558,214	0.14%	73.84%
Office	111,050	9.63%	234,472	2.87%	74.45%
Multifamily	109,841	9.52%	251,803	4.51%	75.00%
Retail	106,390	9.22%	203,781	4.42%	75.39%
Faith based	94,470	8.19%	241,463	5.14%	81.16%
Industrial	72,832	6.31%	177,902	1.69%	74.65%
Mixed use	66,632	5.78%	130,648	2.40%	73.64%
Mini storage	64,962	5.63%	120,090	21.00%	69.01%
All other types*	190,273	16.49%	434,201	2.40%	95.18%
Total	$1,153,600	100.00%	$2,352,574	0.14%	95.18%

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
December 31, 2020
Manufactured home community	$244,156	24.35%	$421,048	12.12%	73.64%
Office	115,913	11.56%	237,837	4.05%	75.00%
Retail	104,878	10.46%	208,632	4.52%	76.14%
Faith based	92,885	9.27%	242,148	3.23%	73.18%
Mini storage	69,973	6.98%	120,010	21.19%	70.00%
Industrial	69,153	6.90%	174,140	1.93%	75.55%
Multifamily	66,113	6.59%	171,411	0.33%	75.00%
Mixed use	62,531	6.24%	119,333	2.87%	75.00%
All other types*	176,895	17.65%	413,381	6.89%	84.89%
Total	$1,002,497	100.00%	$2,107,940	0.33%	84.89%

*	Types of collateral in the “all other types” category are those that individually make up less than 5.00% commercial real estate concentration and include hospitality, auto dealerships, car washes, assisted living communities, country clubs, gas stations/convenience stores, medical offices, special purpose property, mortuaries, restaurants, and schools.

Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly (when PPP loans are excluded). Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 77.39% of our portfolio at June 30, 2021. Commercial secured lending (consisting primarily of SBA 7(a) loans under $350,000) represents 7.99% of our portfolio at June 30, 2021. We sell the guaranteed portion of all SBA 7(a) loans, excluding PPP loans, in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 467.17% and 624.70% as of June 30, 2021 and December 31, 2020, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (i.e., manufactured home communities, self-storage, hospitality, etc.). All loan sectors are within our established limits as of June 30, 2021. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.

We believe that our past success is attributable to focusing on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices, including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans, and semi-annual top-down and bottom-up stress testing. We expect to continue growing our loan portfolio. We do not expect our product or geographic concentrations to materially change.

The following table sets forth the contractual maturities of our loan portfolio as of June 30, 2021:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Loans:
Real Estate:
Commercial	$39,534	$133,601	$942,060	$38,405	$1,153,600
Commercial land and development	6,304	3,740	428	—	10,472
Commercial construction	17,556	15,137	35,291	—	67,984
Residential construction	3,644	2,718	—	—	6,362
Residential	1,677	5,895	17,131	1,744	26,447
Farmland	3,814	6,574	38,500	—	48,888
Commercial:
Secured	40,022	28,904	60,452	199	129,577
Unsecured	896	1,273	18,603	—	20,772
Paycheck Protection Program	18,354	102,582	—	—	120,936
Consumer and other	75	3,151	3,676	—	6,902
Total loans	$131,876	$303,575	$1,116,141	$40,348	$1,591,940

The following table sets forth the contractual maturities of our loan portfolio as of December 31, 2020:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Loans:
Real Estate:
Commercial	$46,579	$100,882	$821,130	$33,906	$1,002,497
Commercial land and development	7,248	2,672	680	—	10,600
Commercial construction	12,358	15,883	63,519	—	91,760
Residential construction	5,754	6,160	—	—	11,914
Residential	1,462	4,905	22,205	1,859	30,431
Farmland	410	13,060	36,694	—	50,164
Commercial:
Secured	44,230	36,055	63,211	—	143,496
Unsecured	1,580	1,692	14,254	—	17,526
Paycheck Protection Program	—	147,965	—	—	147,965
Consumer and other	51	3,835	1,035	—	4,921
Total loans	$119,672	$333,109	$1,022,728	$35,765	$1,511,274

The following table sets forth the sensitivity to interest rate changes to our loan portfolio as of June 30, 2021:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Loans:
Real Estate:
Commercial	$155,698	$997,902	$1,153,600
Commercial land and development	733	9,739	10,472
Commercial construction	1,412	66,572	67,984
Residential construction	—	6,362	6,362
Residential	2,313	24,134	26,447
Farmland	4,327	44,561	48,888
Commercial:
Secured	24,575	105,002	129,577
Unsecured	18,884	1,888	20,772
Paycheck Protection Program	120,936	—	120,936
Consumer and other	6,902	—	6,902
Total loans	$335,780	$1,256,160	$1,591,940

The following table sets forth the sensitivity to interest rate changes to our loan portfolio as of December 31, 2020:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Loans:
Real Estate:
Commercial	$134,029	$868,468	$1,002,497
Commercial land and development	743	9,857	10,600
Commercial construction	15,527	76,233	91,760
Residential construction	—	11,914	11,914
Residential	2,737	27,694	30,431
Farmland	4,464	45,700	50,164
Commercial:
Secured	28,241	115,255	143,496
Unsecured	14,882	2,644	17,526
Paycheck Protection Program	147,965	—	147,965
Consumer and other	4,921	—	4,921
Total loans	$353,509	$1,157,765	$1,511,274

Asset Quality

We manage the quality of our loans based upon trends at the overall loan portfolio level as well as within specific product type. We measure and monitor key factors that include the level and trend of classified, delinquent, nonaccrual, and nonperforming assets, collateral coverage, credit scores, and debt service coverage, where applicable. The metrics directly impact our evaluation of the adequacy of our allowance for loan losses.

Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction such as collateral cash flow, collateral coverage, and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after the origination process. Particular emphasis is placed on our commercial portfolio where risk assessments are reevaluated as a result of reviewing commercial property operating statements and borrower financials. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance. We design our practices to facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk classifications are an integral part of management assessing the adequacy of our allowance for loan losses. We periodically employ the use of an outside independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

COVID-19 deferments. The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We elected to apply these temporary accounting provisions to payment relief loans beginning in March 2020. As of June 30, 2021, ten loans totaling $12.9 million, or 0.81% of the loan portfolio, were in a COVID-19 deferral period and three loans totaling $4.5 million had been in a COVID-19 deferment in the first quarter of 2021 but were not in such deferment as of June 30, 2021. Of the loans that received COVID-19 deferments in the second quarter of 2021, only one loan had its principal portion deferred to its respective maturity. Some of the borrowers that received interest-only deferments received a PPP loan that included loan funds to make their interest-only payments. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

SBA 7(a) payments made under the CARES Act. Section 1112 of the CARES Act required the SBA to make payments on new and existing 7(a) loans for six months. The Consolidated Appropriations Act amended this section of the CARES Act to extend the payment on 7(a) loans in existence on March 27, 2020, beginning on February 1, 2021 for an additional three or eight months, depending on the borrower’s industry code, and to require the SBA to make six months of payments on new 7(a) loans approved between February 1, 2021, and September 30, 2021. These payments are not deferments but rather full payments of principal and interest that the borrower will not be responsible for in the future. In the first six months of 2021, the SBA made payments under this program on 1,019 of our SBA 7(a) loans, totaling $6.9 million in principal and interest. As of June 30, 2021, the principal outstanding on loans that received one or more of these payments under the CARES Act was $45.3 million, representing a majority of our SBA 7(a) loans as of June 30, 2021.

The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

	As of
(dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans
Real estate:
Commercial	$130	$137
Commercial land and development	—	—
Commercial construction	—	—
Residential construction	—	—
Residential	181	183
Farmland	—	—
Commercial:
Secured	120	132
Unsecured	—	—
Paycheck Protection Program	—	—
Consumer and other	—	—
	431	452

Loans past due 90 days or more and still accruing
Real estate:
Commercial	—	—
Commercial land and development	—	—
Commercial construction	—	—
Residential construction	—	—
Residential	—	—
Farmland	—	—
Commercial:
Secured	—	—
Unsecured	—	—
Paycheck Protection Program	—	—
Consumer and other	—	—
	—	—
Total nonperforming loans	431	452

Real estate owned	—	—
Total nonperforming assets	$431	$452
COVID-19 deferments	$12,884	$41,439

Troubled debt restructurings (performing – not included above)	$—	$—

Allowance for loan losses to period end nonperforming loans	5,139.91%	4,909.07%
Nonperforming loans to period end loans	0.03%	0.03%
Nonperforming assets to total assets	0.02%	0.02%
Nonperforming loans plus performing TDRs to period end loans	0.03%	0.03%
COVID-19 deferments to period end loans	0.81%	2.75%

The ratio of nonperforming loans to period end loans was unchanged at 0.03% as of December 31, 2020 and June 30, 2021.

The ratio of the allowance for loan losses to nonperforming loans increased from 4,909.07% as of December 31, 2020 to 5,139.91% as of June 30, 2021. The increase was primarily due to higher reserves related to growth in our commercial real estate loan portfolio amounting to a $127.2 million, or 11.51%, increase in loans outstanding from December 31, 2020 to June 30, 2021 while commercial real estate nonaccrual loans remained relatively flat at $0.1 million as of December 31, 2020 and $0.1 million as of June 30, 2021.

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

The banking industry defines loans graded Substandard or Doubtful as “classified” loans. The following table shows our levels of classified loans as of the periods indicated:

(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
June 30, 2021
Real estate loans:
Commercial	$1,102,858	$15,223	$35,519	$—	$1,153,600
Commercial land and development	10,472	—	—	—	10,472
Commercial construction	62,084	5,900	—	—	67,984
Residential construction	6,362	—	—	—	6,362
Residential	26,266	—	181	—	26,447
Farmland	48,888	—	—	—	48,888

Commercial:
Secured	126,211	—	1,026	—	127,237
Unsecured	20,772	—	—	—	20,772
PPP	120,936	—	—	—	120,936

Consumer	6,902	—	—	—	6,902
	$1,531,751	$21,123	$36,726	$—	$1,589,600

	Pass	Watch	Substandard	Doubtful	Total
December 31, 2020
Real estate loans:
Commercial	$950,118	$16,836	$35,543	$—	$1,002,497
Commercial land and development	10,600	—	—	—	10,600
Commercial construction	85,860	5,900	—	—	91,760
Residential construction	11,914	—	—	—	11,914
Residential	30,248	—	183	—	30,431
Farmland	50,164	—	—	—	50,164

Commercial:
Secured	136,992	1,552	132	—	138,676
Unsecured	17,526	—	—	—	17,526
PPP	147,965	—	—	—	147,965

Consumer	4,921	—	—	—	4,921
	$1,446,308	$24,288	$35,858	$—	$1,506,454

Loans designated as watch and substandard, which are not considered adversely classified, decreased slightly to $57.8 million at June 30, 2021 from $60.1 million at December 31, 2020, which did not have an impact on the reserve overall. There were no loans with doubtful risk grades at June 30, 2021 or December 31, 2020.

Allowance for loan losses: The allowance for loan losses is established through an allowance for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for loan losses.

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

In the second quarter of 2021, our methodology for evaluating allowance for loan losses continued to be affected by the COVID-19 pandemic, resulting in sustained higher reserve levels primarily related to our commercial real estate portfolio, but lower than levels for the corresponding period of 2020. Reserves on the commercial real estate portfolio were increased due to higher uncertainty related to the COVID-19 pandemic and related economic effects.

While the entire allowance for loan losses is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses by loan category, and the percentage of allowance for loan losses in each category, for the periods indicated.

	As of
	June 30, 2021		December 31, 2020
(dollars in thousands)	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment
Real Estate:
Commercial	$10,108	45.63%	$9,358	42.17%
Commercial land and development	75	0.34%	77	0.35%
Commercial construction	491	2.22%	821	3.70%
Residential construction	46	0.21%	87	0.39%
Residential	188	0.85%	220	0.99%
Farmland	594	2.68%	615	2.77%
Commercial:
Secured	9,194	41.50%	9,476	42.71%
Unsecured	209	0.94%	179	0.81%
Paycheck Protection Program	—	0.00%	—	0.00%
Consumer and other	484	2.18%	632	2.85%
Unallocated	764	3.45%	724	3.26%
	22,153	100.00%	22,189	100.00%
Individually evaluated for impairment	—	0.00%	—	0.00%
	—	0.00%	—	0.00%

Total allowance for loan losses	$22,153	100.00%	$22,189	100.00%

The ratio of allowance for loan losses to total loans was 1.39% at June 30, 2021, compared to 1.47% at December 31, 2020. Excluding SBA-guaranteed PPP loans, the ratio of the allowance for loan losses to total loans was 1.51% and 1.63% at June 30, 2021 and December 31, 2020, respectively. A reconciliation of this non-GAAP measure is set forth in the section entitled “Non-GAAP Financial Measures.” Non-accrual loans totaled $0.4 million, or 0.03% of total loans, at June 30, 2021, and remained largely unchanged from $0.5 million, or 0.03% of total loans, at December 31, 2020.

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	As of and for the three months ended
	June 30, 2021		June 30, 2020
(dollars in thousands)	Activity	% of Period End Loans	Activity	% of Period End Loans
Loans held for investment	$1,589,600		$1,526,323

Allowance for loan losses (beginning of period)	$22,271		$16,491

Net (charge-offs) recoveries:
Real estate:
Commercial	—	0.00%	—	0.00%
Commercial land and development	—	0.00%	—	0.00%
Commercial construction	—	0.00%	—	0.00%
Residential construction	—	0.00%	—	0.00%
Residential	—	0.00%	90	0.29%
Farmland	—	0.00%	—	0.00%
Commercial:
Secured	(136)	(0.11%)	5	0.00%
Unsecured	—	0.00%	—	0.00%
PPP	—	0.00%	—	0.00%
Consumer and other	18	0.27%	(231)	(3.53%)
Net charge-offs	(118)	(0.01%)	(136)	(0.01%)

Provision for loan losses	—		1,550

Allowance for loan losses (end of period)	$22,153		$17,905

Allowance for loan losses to period end loans held for investment	1.39%		1.17%

	As of and for the six months ended
	June 30, 2021		June 30, 2020
(dollars in thousands)	Activity	% of Period End Loans	Activity	% of Period End Loans
Loans held for investment	$1,589,600		$1,526,323

Allowance for loan losses (beginning of period)	$22,189		$14,915

Net (charge-offs) recoveries:
Real estate:
Commercial	—	0.00%	—	0.00%
Commercial land and development	—	0.00%	—	0.00%
Commercial construction	—	0.00%	—	0.00%
Residential construction	—	0.00%	—	0.00%
Residential	—	0.00%	90	0.29%
Farmland	—	0.00%	—	0.00%
Commercial:
Secured	(305)	(0.24%)	(821)	(0.64%)
Unsecured	—	0.00%	—	0.00%
PPP	—	0.00%	—	0.00%
Consumer and other	69	0.99%	(429)	(6.55%)
Net charge-offs	(236)	(0.01%)	(1,160)	(0.08%)

Provision for loan losses	200		4,150

Allowance for loan losses (end of period)	$22,153		$17,905

Allowance for loan losses to period end loans held for investment	1.39%		1.17%

The allowance for loan losses to period end loans held for investment increased from 1.17% as of June 30, 2020 to 1.39% as of June 30, 2021. The increase was primarily due to higher reserves related to our commercial real estate and commercial secured portfolios which increased $4.7 million, or 32.32%, from June 30, 2020 to June 30, 2021. Reserves on these portfolios were increased due to higher uncertainty related to the COVID-19 pandemic and related economic effects.

Net charge-offs as a percent of period end loans were unchanged at 0.01% for the three months ended June 30, 2020 and 2021 and decreased from 0.08% for the six months ended June 30, 2020 to 0.01% for the six months ended June 30, 2021. The net recovery rate related to the residential real estate portfolio went from 0.29% in the three and six months ended June 30, 2020 to 0.00% with no charge-offs or recoveries in the three and six months ended June 30, 2021. The net charge-off rate related to the commercial secured portfolio increased from 0.00% in the three months ended June 30, 2020 to 0.11% in the three months ended June 30, 2021 and decreased from 0.64% in the six months ended June 30, 2020 to 0.24% in the six months ended June 30, 2021. The net charge-off rate related to the consumer portfolio improved from 3.53% in the three months ended June 30, 2020 to a net recovery rate of 0.27% in the three months ended June 30, 2021 and from 6.55% in the six months ended June 30, 2020 to a net recovery rate of 0.99% in the six months ended June 30, 2021.

Liabilities

During the first six months of 2021, total liabilities increased by $289.6 million from $1.8 billion as of December 31, 2020 to $2.1 billion as of June 30, 2021. This increase was primarily due to an increase in total deposits of $282.3 million, comprised of increases of $133.3 million in non-interest-bearing deposits and $148.9 million in interest-bearing deposits.

Deposits

Representing 97.95% of our total liabilities as of June 30, 2021, deposits are our primary source of funding for our business operations.

Total deposits increased by $282.3 million, or 15.82%, to $2.1 billion at June 30, 2021 from $1.8 billion as of December 31, 2020. Deposit increases were attributed to increases in PPP borrower-related balances and normal fluctuations in some of our large accounts. Non-interest-bearing deposits increased by $133.3 million in the first six months of 2021 to $829.0 million, and represented 40.12% of total deposits at June 30, 2021, compared to 39.00% at December 31, 2020. Our loan to deposit ratio was 76.84% at June 30, 2021 compared to 84.50% at December 31, 2020. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	For the three months ended
	June 30, 2021			June 30, 2020
(dollars in thousands)	Average Amount	Weighted Average Rate Paid	Percent of Total Deposits	Average Amount	Weighted Average Rate Paid	Percent of Total Deposits
Transaction accounts	$150,732	0.10%	12.44%	$144,311	0.28%	12.29%
Money market and savings	1,024,895	0.19%	84.53%	885,564	0.76%	75.39%
Time	36,741	0.40%	3.03%	144,703	1.29%	12.32%
Total deposits	$1,212,368	0.19%	100.00%	$1,174,578	0.77%	100.00%

	For the six months ended
	June 30, 2021			June 30, 2020
(dollars in thousands)	Average Amount	Weighted Average Rate Paid	Percent of Total Deposits	Average Amount	Weighted Average Rate Paid	Percent of Total Deposits
Transaction accounts	$152,694	0.10%	13.04%	$136,674	0.32%	12.82%
Money market and savings	976,844	0.23%	83.42%	802,306	0.87%	75.24%
Time	41,430	0.49%	3.54%	127,370	1.48%	11.94%
Total deposits	$1,170,968	0.22%	100.00%	$1,066,350	0.87%	100.00%

Uninsured non-time deposits were $972.7 million and $1.1 billion as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, our 23 largest deposit relationships, each accounting for more than $10.0 million, accounted for $791.0 million, or 38.28%, of our total deposits. As of December 31, 2020, our 18 largest deposit relationships, each accounting for more than $10.0 million, accounted for $641.2 million, or 35.90%, of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

	As of
(dollars in thousands)	June 30, 2021	December 31, 2020
Municipalities	$337,278	$318,357
Non-Profit	198,807	165,046
Business	254,955	157,757

Total	$791,040	$641,160

Our largest single deposit relationship relates to a non-profit association that supports hospitals and health systems. The balances for this customer were $175.7 million, or 8.50%, of total deposits at June 30, 2021 and $133.3 million, or 7.50%, of total deposits at December 31, 2020.

The following tables set forth the maturity of time deposits as of June 30, 2021:

(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$5,935	$18,106	$24,041	$5,185
Over three through six months	—	6,252	6,252	—
Over six through twelve months	20,430	1,282	21,712	19,930
Over twelve months	1,803	866	2,669	303
Total	$28,168	$26,506	$54,674	$25,418

FHLB Advances and Other Borrowings

From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of June 30, 2021 and December 31, 2020.

In 2017, we issued subordinated notes of $25.0 million and in 2019 we issued another $3.75 million. This debt was issued to investors in private placement transactions. See Note 7, Long Term Debt and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the subordinated notes. The proceeds of the notes qualify as Tier 2 capital under the final regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) issued by community banks with total consolidated assets less than $15.0 billion. The following table is a summary of our outstanding subordinated notes as of June 30, 2021:

(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	September 2017	$25,000	September 15, 2022	September 15, 2027

Fixed at 6.00% through September 15, 2022 then three-month London Inter-bank Offered Rate (“LIBOR”) plus 404.4 basis points (4.17% as of June 30, 2021) through maturity

Subordinated notes	November 2019	$3,750	September 15, 2022	September 15, 2027

Fixed at 5.50% through September 15, 2022 then three-month LIBOR plus 354.4 basis points (3.67% as of June 30, 2021) through maturity

Shareholders’ Equity

Shareholders’ equity totaled $218.3 million at June 30, 2021 and $133.8 million at December 31, 2020. The increase in shareholders’ equity was attributable to issuance of stock of $111.2 million from the IPO and net income recorded of $20.1 million, offset by cash distributions paid of $46.8 million.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business, including commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The following is a summary of our off-balance sheet commitments outstanding as of the dates presented.

	As of
(dollars in thousands)	June 30, 2021	December 31, 2020
Commitments to fund loans held for investment	$206,791	$216,037

With the exception of the items detailed above, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents, as of June 30, 2021, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Note 7, Long Term Debt and Other Borrowings, and Note 10, Commitments and Contingencies, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(dollars in thousands)	Total	Less than 1 year	1 to 2 years	2 to 5 years	More than 5 years
Time deposits(1)	$54,674	$53,320	$834	$520	$—
Subordinated notes(1)	28,353	—	—	—	28,353
Operating leases, net	6,116	1,054	1,062	2,611	1,389
Significant contracts(2)	1,693	883	810	—	—
	$90,836	$55,257	$2,706	$3,131	$29,742

(1)	Amounts exclude interest.

(2)	We have one significant, long-term contract for core processing services. Actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using 2020 average monthly expense extrapolated over the remaining life of the contract.

We believe that will we be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity, access to borrowing sources, and periodic loan sales.

Capital Adequacy

We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for loan losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our unaudited consolidated financial statements. We operate under the Small Bank Holding Company Policy Statement, and accordingly are exempt from the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) generally applicable risk-based capital ratio and leverage ratio requirements. The Bank is subject to minimum risk-based and leverage capital requirements under federal regulations implementing the Basel III framework, and to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of June 30, 2021, Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.

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

Bancorp’s and the Bank’s capital adequacy ratios as of June 30, 2021 and December 31, 2020 are presented in the following tables. As of June 30, 2021 and December 31, 2020, Bancorp’s Tier 2 capital included subordinated debt, which was not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes*		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital (to risk-weighted assets)	$263,728	16.41%	$128,573	≥ 8.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$215,271	13.39%	$96,430	≥ 6.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)	$215,271	13.39%	$72,322	≥ 4.50%	N/A	N/A
Tier 1 Capital (to average assets)	$215,271	9.59%	$89,806	≥ 4.00%	N/A	N/A
December 31, 2020
Total Capital (to risk-weighted assets)	$176,861	12.18%	$116,138	≥ 8.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	$130,347	8.98%	$87,103	≥ 6.00%	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)	$130,347	8.98%	$65,327	≥ 4.50%	N/A	N/A
Tier 1 Capital (to average assets)	$130,347	6.58%	$79,204	≥ 4.00%	N/A	N/A

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital (to risk-weighted assets)	$258,665	16.10%	$128,500	≥ 8.00%	$160,625	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$238,562	14.85%	$96,375	≥ 6.00%	$128,500	≥ 8.00%
Common Equity Tier 1 (to risk-weighted assets)	$238,562	14.85%	$72,281	≥ 4.50%	$104,406	≥ 6.50%
Tier 1 Capital (to average assets)	$238,562	10.63%	$89,764	≥ 4.00%	$112,205	≥ 5.00%
December 31, 2020
Total Capital (to risk-weighted assets)	$174,002	11.99%	$116,114	≥ 8.00%	$145,143	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$155,808	10.73%	$87,086	≥ 6.00%	$116,114	≥ 8.00%
Common Equity Tier 1 (to risk-weighted assets)	$155,808	10.73%	$65,314	≥ 4.50%	$94,343	≥ 6.50%
Tier 1 Capital (to average assets)	$155,808	7.87%	$79,199	≥ 4.00%	$98,998	≥ 5.00%

*	If Bancorp were subject to Basel III capital requirements. The Company operates under the Small Bank Business Holding Company Policy Statement and therefore is not currently subject to generally applicable capital adequacy requirements.

Impact of Inflation and Changing Prices

Our unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

Liquidity Management

We manage liquidity based upon factors that include the level of diversification of our funding sources, the composition of our deposit types, the availability of unused funding sources, off-balance sheet obligations, the amount of cash and liquid securities we hold, and the availability of assets to be readily converted into cash without undue loss. As a primary federal regulator of the Bank, the FDIC evaluates the liquidity of the Bank on a stand-alone basis pursuant to applicable guidance and policies.

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

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its senior notes and junior subordinated debt. The Company’s main source of cash flow is dividends declared and paid to it by the Bank. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company, including various legal and regulatory provisions that limit the amount of dividends the Bank can pay to the Company without regulatory approval. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs plus two years’ subordinated notes debt service. We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term, and strategic liquidity demands. Management has established a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems including stress tests that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stress situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances, and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB, and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve Bank of San Francisco (“FRBSF”) discount window, draws on established federal funds lines from unaffiliated commercial banks, and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.

The most significant source of liquidity during the first six months of 2021 was an increase in deposits of $282.3 million and an increase in cash and cash equivalents as a result of net proceeds of $111.2 million from the IPO. The increase was primarily due to increases in PPP borrower-related balances and normal fluctuations in some of our large accounts. Other sources of liquidity during the first six months of 2021 included proceeds from sales and maturities or/and prepayments of securities of $16.2 million, and $21.8 million in net cash provided by operating activities.

Significant uses of liquidity during the first six months of 2021 were $69.1 million in investment securities purchased, $78.6 million in loan originations and advances, net of principal collected, $22.0 million in loans originated for sale, and $46.8 million in cash distributions paid on common stock to our shareholders. Refer to the Consolidated Statement of Cash Flows included in our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

Total commitments and standby letters of credit, as discussed in Note 10, Commitments and Contingencies, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, totaled $206.8 million at June 30, 2021. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets. Over the next twelve months, $53.3 million of time deposits are expected to mature. As these time deposits mature, some these deposits may not renew due to the competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, combined with our liquid investment portfolio, provides a stable funding base.

An additional source of our liquidity is the sale of liquid assets, which consists of loans held for sale and securities available-for-sale. At June 30, 2021, securities available-for-sale totaled $160.1 million, with $48.7 million pledged as collateral for borrowings and other commitments, and loans held for sale totaled $2.3 million.

Further, the Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2021, the Bank had a total financing availability of $197.2 million, net of letters of credit issued of $319.5 million.

As of June 30, 2021, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The significant uses of liquidity for Bancorp are shareholder dividends and ordinary operating expenses. The Bank paid dividends to Bancorp totaling $46.8 million during the first six months of 2021. Bancorp paid dividends to its shareholders totaling $46.8 million during the first six months of 2021, including a cash distribution in the amount of $27.0 million to shareholders of record as of May 3, 2021, paid on May 21, 2021, for the accumulated adjustments account payout, which is described in further detail in the Company’s Registration Statement for the IPO. Bancorp held $8.2 million of cash and cash equivalents as of June 30, 2021. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Non-GAAP Financial Measures

Some of the financial measures discussed herein are non-GAAP financial measures. In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated statements of income, balance sheets, statements of shareholders’ equity, or statements of cash flows.

Allowance for loan losses to total loans, excluding SBA-guaranteed PPP loans, average loan balance, excluding PPP loans, and tangible common equity to tangible assets are non-GAAP financial measures. Allowance for loan losses to total loans, excluding SBA-guaranteed PPP loans, is defined as allowance for loan losses, divided by total loans less SBA-guaranteed PPP loans. The most directly comparable GAAP financial measure is allowance for loan losses to total loans. Average loan balance, excluding PPP loans, is defined as the daily average loan balance, excluding PPP loans, and includes both performing and nonperforming loans. The most directly comparable GAAP financial measure is average loan balance. Tangible common equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total equity to total assets. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible common equity to tangible assets is the same as total equity to total assets as of each of the dates indicated.

We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations, and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures along with their most directly comparable financial measures calculated in accordance with GAAP.

(dollars in thousands)	June 30, 2021	December 31, 2020
Allowance for loan losses to total loans, excluding SBA PPP loans
Allowance for loan losses	$22,153	$22,189
Total loans	1,587,802	1,507,979
Less: SBA-guaranteed PPP loans	120,936	147,965
Total loans, excluding SBA PPP loans	$1,466,866	$1,360,014
Allowance for loan losses to total loans, excluding SBA PPP loans	1.51%	1.63%

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Average loan balance, excluding PPP loans
Average total loans	$1,578,438	$1,461,437	$1,552,364	$1,335,640
Less: Average PPP loans	158,568	206,396	167,362	102,634
Average loan balance, excluding PPP loans	$1,419,870	$1,255,041	$1,385,002	$1,233,006

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2021 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, such controls.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A. Risk Factors

Certain factors may have an adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, financial condition, and results of operations and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risk Factor Summary

The most significant risks that may have an adverse effect on our business, financial condition, and results of operations are summarized below.

●	Our business and operations are concentrated in Northern California, and we are sensitive to adverse changes in the local economy.

●	We operate in a highly competitive market and face increasing competition from traditional and new financial services providers.

●	We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate, and compliance risks, which may have an adverse effect on our business, financial condition, and results of operations if we are unable to manage such risks.

●	We may be unable to effectively manage our growth, which could have an adverse effect on our business, financial condition, and results of operations.

●	We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes, may have an adverse effect on our business, financial condition, and results of operations.

●	We are subject to regulatory requirements, including stringent capital requirements, consumer protection laws, and anti-money laundering laws, and failure to comply with these requirements could have an adverse effect on our business, financial condition, and results of operations.

●	We are subject to laws regarding privacy, information security, and protection of personal information, and any violation of these laws or incidents involving personal, confidential, or proprietary information of individuals, including, among others, system failures or cybersecurity breaches of our network security, could damage our reputation and otherwise adversely affect our business, financial condition, and results of operation.

●	We recently terminated our status as an S Corporation for federal income tax purposes in connection with our IPO and may be subject to claims from taxing authorities related to our prior S Corporation status.

●	Our charter documents contain certain provisions, including anti-takeover and exclusive forum provisions, that limit the ability of our shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.

●	We are subject to risks associated with the COVID-19 pandemic, which could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business

Our business and operations are concentrated in California, specifically Northern California, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Unlike many of our larger competitors that maintain significant operations located outside our market, substantially all of our customers are individuals and businesses located and doing business in the state of California. As of June 30, 2021, approximately 77.76% of our real estate loans measured by dollar amount were secured by collateral located in California, substantially all of which is in Northern California. Therefore, our success will depend upon the general economic conditions and real estate activity in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans, may lead to loan losses that are not offset by operations in other markets, and may also reduce the ability of depositors to make or maintain deposits with us. In addition, businesses operating in Northern California, and Sacramento in particular, depend on California state government employees for business, and reduced spending activity by such employees in the event of furloughing or termination of such employees could have an adverse impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank. For these reasons, any regional or local economic downturn could have an adverse effect on our business, financial condition, and results of operations.

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

As of June 30, 2021, approximately 82.53% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, with substantially all of these real estate loans concentrated in Northern California. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults, and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk, and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition, and results of operations.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have an adverse effect on our business, financial condition, and results of operations. As of June 30, 2021, 74.13% of our earning assets and 95.68% of our interest-bearing liabilities were variable rate, where our variable rate liabilities reprice at a slower rate than our variable rate assets. Our interest sensitivity profile was asset sensitive as of June 30, 2021.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the demand for loans, decreasing the ability of borrowers to repay their current loan obligations, and increasing early withdrawals on term deposits. These circumstances could not only result in increased loan defaults, foreclosures, and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for loan losses, which could have an adverse effect on our business, financial condition, and results of operations. The Federal Reserve has indicated that it will maintain the target range for the federal funds rate at low levels for some time to come, but changes to the target range are unpredictable. A decrease in the general level of interest rates, including the Federal Reserve’s sharp reduction in interest rates in response to the economic and financial effects of the COVID-19 pandemic, may affect us through, among other things, increased prepayments on our loan portfolio, and our cost of funds may not fall as quickly as yields on earning assets. Our asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers.

We have many competitors. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders, and consumer finance companies, including large national financial institutions that operate in our market. Many of these competitors are larger than us, have significantly more resources, greater brand recognition, and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing and may better afford and make broader use of media advertising, support services, and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We compete with these other financial institutions both in attracting deposits and making loans. We expect competition to continue to increase as a result of legislative, regulatory, and technological changes, the continuing trend of consolidation in the financial services industry and the emergence of alternative banking sources. Our profitability in large part depends upon our continued ability to compete successfully with traditional and new financial services providers, some of which maintain a physical presence in our market and others of which maintain only a virtual presence. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability.

Additionally, like many of our competitors, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek and compete for customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of June 30, 2021, we had $2.1 billion in deposits and a loan to deposit ratio of 76.84%. As of the same date, using deposit account related information such as tax identification numbers, account vesting, and account size, we estimated that $972.7 million of our deposits exceeded the FDIC deposit insurance limits. Additionally, we have $327.5 million of governmental deposits secured by collateral. Although we have historically maintained a high deposit customer retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, or a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have an adverse effect on our business, financial condition, and results of operations. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have an adverse effect on our business, financial condition, and results of operations.

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

The use of statistical and quantitative models and other quantitatively based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan loss measurement, portfolio stress testing, and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlie them. We anticipate that model-derived insights will be used more widely in our decision making in the future. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have an adverse effect on our business, financial condition, and results of operations.

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

Commercial real estate, commercial land and construction, commercial construction, and farmland-based lending usually involve higher credit risks than other types of mortgage loans. As of June 30, 2021, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner-occupied)—72.47%; and commercial land and construction—4.93%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.

Non-owner-occupied commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Banking regulators closely supervise banks’ commercial real estate lending activities and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Commercial real estate loans, commercial and industrial loans, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. In particular, the COVID-19 pandemic could have adverse effects on our loans for office and hospitality space, which are dependent for repayment on the successful operation and management of the associated commercial real estate. Our underwriting, review, and monitoring cannot eliminate all the risks related to these loans.

We also make both secured and unsecured loans to our commercial clients. Secured commercial loans are generally collateralized by real estate, accounts receivable, inventory, equipment, or other assets owned by the borrower, or may include a personal guaranty of the business owner. Unsecured loans generally involve a higher degree of risk of loss than do secure loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Because of this lack of collateral, we are limited in our ability to collect on defaulted unsecured loans. Furthermore, the collateral that secures our secured commercial and industrial loans typically includes inventory, accounts receivable, and equipment, which, if the business is unsuccessful, usually has a value that is insufficient to satisfy the loan without a loss.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

As of June 30, 2021, real estate construction loans comprised 4.67% of our total loan portfolio and such lending involves additional risks because funds are advanced based on the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

As of June 30, 2021, our total commercial SBA loan portfolio held for investment, excluding PPP loans, was $50.2 million, representing 3.16% of total loans held for investment. As of June 30, 2021, we sold 97 SBA loans with government-guaranteed portions totaling $22.0 million. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loan portions make up a substantial majority of our remaining SBA loans.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which it was originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations, and financial condition could be adversely affected. Further, we generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations could be adversely impacted.

 Curtailment of government-guaranteed loan programs could affect a segment of our business.

A significant segment of our business consists of originating and periodically selling U.S. government-guaranteed loans, in particular those guaranteed by the SBA. Presently, pursuant to the Consolidated Appropriations Act, the SBA guarantees 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program (excluding PPP loans) through October 1, 2021. After this date, the SBA will guarantee 75% to 85% of the principal amount of qualifying loans originated under the 7(a) loan program (excluding PPP loans). The U.S. government may not maintain the SBA 7(a) loan program, and even if it does, the guaranteed portion may not remain at its current or anticipated level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government-guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our non-interest income, any significant changes to the SBA 7(a) loan program, such as its funding or eligibility requirements, may have an unfavorable impact on our prospects, future performance, and results of operations. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the quarter ended June 30, 2021 was $11.1 million compared to $16.4 million for the same quarter in 2020.

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

As a participant in the PPP, we face increased risks, particularly in terms of credit, fraud, and litigation risks. The PPP opened to borrower applications shortly after the enactment of its authorizing legislation, and, as a result, there is some ambiguity in the laws, rules, and guidance regarding the program’s operation. Subsequent rounds of legislation and associated agency guidance have not provided needed clarity in all instances and in certain other instances have potentially created additional inconsistencies and ambiguities. Accordingly, we are exposed to risks relating to compliance with PPP requirements, including the risk of becoming the subject of governmental investigations, enforcement actions, private litigation, and negative publicity.

We have additional credit risk with respect to PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guarantee, reduce the amount of the guarantee, or, if it has already paid under the guarantee, seek recovery of any loss related to the deficiency from the Bank.

Also, PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time.

Furthermore, since the launch of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be exposed to the risk of litigation, from both customers and non-customers that approached us regarding PPP loans, relating to these or other matters. Also, many financial institutions throughout the country have been named in putative class actions regarding the alleged nonpayment of fees that may be due to certain agents who facilitated PPP loan applications. Although many of these actions have been resolved in favor of banks participating in the PPP, the costs and effects of litigation related to PPP participation could have an adverse effect on our business, financial condition, and results of operations.

Farmland real estate loans and volatility in commodity prices may adversely affect our financial condition and results of operations.

As of June 30, 2021, farmland loans were $48.9 million, or 3.07% of our total loan portfolio. Farmland lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of crops or limit crop yields (such as hail, drought, fires, and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally), and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and, as a result, a severe and prolonged decline in commodity prices may have an adverse effect on our business, financial condition, and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, farmland real estate loans may involve a greater degree of risk than other types of loans.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business, and we monitor our liquidity and manage our liquidity risk at the holding company and bank levels. We require sufficient liquidity to fund asset growth, meet customer loan requests, facilitate customer deposit maturities and withdrawals, make payments on our debt obligations as they come due, and fulfil other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, which include, but are not limited to, an over-reliance on a particular source of funding, changes in the liquidity needs of our depositors, adverse regulatory actions against us, or a downturn in the markets in which our loans are concentrated.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from issuance and sale of our equity and debt securities. Additional liquidity is provided by the ability to borrow from the FHLB and the FRBSF to fund our operations. We may also borrow funds from third-party lenders, such as other financial institutions, and may have access to other funding avenues, such as liquidity facilities that the Federal Reserve may establish from time to time. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market or by one or more adverse regulatory actions against us.

Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have an adverse effect on our business, financial condition, and results of operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB, or market conditions change. FHLB borrowings and other current sources of liquidity may not be available or, if available, may not be sufficient to provide adequate funding for operations and to support our continued growth. The unavailability of sufficient funding could have an adverse effect on our business, financial condition, and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies may be interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. As a result, defaults by, declines in the financial condition of, or even rumors or questions about one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or other institutions. These losses could have an adverse effect on our business, financial condition, and results of operations.

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

The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios and may be required to maintain higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. From June 30, 2020 through June 30, 2021, our commercial real estate loan balances have increased by $203.2 million. As of June 30, 2021, commercial real estate loans represent 467.17% of our total risk-based capital. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition, and results of operations.

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

Our current business strategy includes an emphasis on commercial real estate lending. Although we sold $20.0 million of loans in the six months ended June 30, 2021, none of which were commercial real estate loans, we may decide to sell more loans in the future. A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and OREO may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of OREO that we acquire through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for loan losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for loan losses could have an adverse effect on our business, financial condition, and results of operations.

Federal, state, and local consumer lending laws may restrict our or our partners’ ability to originate certain loans or increase our risk of liability with respect to such loans.

Federal, state, and local laws have been adopted that are intended to prevent certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy to determine borrowers’ ability to repay and not to make predatory loans. Nonetheless, the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. Compliance with these laws increases our cost of doing business.

Additionally, consumer protection initiatives or changes in state or federal law, including the CARES Act and its automatic loan forbearance provisions, may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that the state in which we operate will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted or pursued enforcement actions against a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, such laws or regulations could have an adverse effect on our business, financial condition, and results of operations.

Our largest loan relationships make up a material percentage of our total loan portfolio and credit risks relating to these would have a disproportionate impact.

As of June 30, 2021, our 30 largest borrowing relationships ranged from approximately $11.0 million to $47.1 million (including unfunded commitments) and totaled approximately $588.9 million in total commitments (representing, in the aggregate, 37.05% of our total loans held for investment as of June 30, 2021). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At June 30, 2021, our 23 largest deposit relationships, each accounting for more than $10.0 million, accounted for $791.0 million, or 38.28%, of our total deposits. This includes $337.3 million of our total deposits held by municipalities, of which we conduct a monthly review. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable, funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations, and/or to raise funding through brokered deposits. Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

Our allowance for loan losses may be inadequate to absorb losses inherent in the loan portfolio.

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions, and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of loan losses are necessarily subjective, and their accuracy depends on the outcome of future events. At June 30, 2021, the allowance for loan losses was $22.2 million.

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

Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-offs for which we have not established adequate reserves, our business, financial condition, and results of operations could be adversely affected at that time.

Finally, the FASB has issued a new accounting standard that will replace the current approach under GAAP for establishing allowances for loan and lease losses, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. As an emerging growth company relying on the extended transition period for new accounting standards, this standard, referred to as Current Expected Credit Loss (“CECL”), will be effective for us on January 1, 2023. The CECL standard will require us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We are currently evaluating the impact the CECL standard will have on our accounting and regulatory capital position. The adoption of the CECL standard will materially affect how we determine allowance for loan losses and could require us to significantly increase the allowance. Moreover, the CECL standard may create more volatility in the level of allowance for loan losses. If we are required to materially increase the level of our allowance for loan losses for any reason, such increase could have an adverse effect on our business, financial condition, and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of June 30, 2021, the book value of our investment securities portfolio was approximately $166.5 million. As of the same date, 23.61% of our investments were U.S. government or U.S. government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause OTTIs and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security, and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have an adverse effect on our business, financial condition, and results of operations.

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

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole, or the FDIC Deposit Insurance Fund (“DIF”), not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC and the DFPI. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposed significant regulatory and compliance changes on financial institutions, is an example of this type of federal law. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends, and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have an adverse effect on our business, financial condition, and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Compliance with current and potential regulation, as well as supervisory scrutiny by our regulators, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort, and resources to ensure compliance and respond to any regulatory inquiries or investigations. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have an adverse effect on our business, financial condition, and results of operations.

Applicable laws, regulations, interpretations, enforcement policies, and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. Additionally, federal and state regulatory agencies may change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or changes to the application of laws and regulations to us. Future changes may have an adverse effect on our business, financial condition, and results of operations.

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management, or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have an adverse effect on our business, financial condition, and results of operations. Furthermore, the regulatory agencies have broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio, and other assets. Based on our regulators’ assessment of the quality of our assets, operations, lending practices, investment practices, capital structure, or other aspects of our business, we may be required to take additional charges or undertake, or refrain from taking, actions that could have an adverse effect on our business, financial condition, and results of operations.

Monetary policies and regulations of the Federal Reserve could have an adverse effect on our business, financial condition, and results of operations.

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

The Federal Reserve, the FDIC, and the DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, the FDIC, or the DFPI were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions may include requiring us to remediate any such adverse examination findings.

In addition, these agencies have the power to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place our Bank into receivership or conservatorship. Any regulatory enforcement action against us could have an adverse effect on our business, financial condition, and results of operations.

We are subject to stringent capital requirements, which could have an adverse effect on our operations.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define different forms of capital for calculating these ratios. The capital rules generally require bank holding companies and banks to maintain a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00% (a minimum of 4.50% plus a capital conservation buffer of 2.50%), a Tier 1 capital to risk-weighted assets ratio of at least 8.50% (a minimum of 6.00% plus a capital conservation buffer of 2.50%), a total capital to risk-weighted assets ratio of at least 10.50% (a minimum of 8.00% plus a capital conservation buffer of 2.50%), and a leverage ratio of Tier 1 capital to total consolidated assets of at least 4.00%. An institution’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments. In addition, for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of at least 6.50%, Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal or state banking regulator to meet and maintain a specific capital level for any capital measure.

We operate under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts from the Federal Reserve’s risk-based capital and leverage rules bank holding companies with total consolidated assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities registered with the SEC. Historically, the Federal Reserve has not usually deemed a bank holding company ineligible for application of this policy statement solely because its common stock is registered under the Exchange Act. However, there can be no assurance that the Federal Reserve will continue this practice, and changes to this practice may result in the loss of our status as a small bank holding company for these purposes.

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

We are subject to laws regarding the privacy, information security, and protection of personal information, and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”), in various information systems that we maintain and in those maintained by third-party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees, and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act, which, among other things: (i) imposes certain limitations on our ability to share nonpublic PII about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing, and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement, and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in the event of a security breach. The California Consumer Privacy Act grants California residents the rights to know about personal information collected about them, to delete certain of this personal information, to opt-out of the sale of personal information, and to non-discrimination for exercising these rights.

Ensuring that our collection, use, transfer, and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines, or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition, and results of operations.

We are a bank holding company and are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

We are a bank holding company with no material activities other than activities incidental to holding the common stock of the Bank. Our principal source of funds to pay distributions on our common stock and service any of our obligations, other than further issuances of securities, is dividends received from the Bank. Furthermore, the Bank is not obligated to pay dividends to us, and any dividends paid to us would depend on the earnings or financial condition of the Bank, various business considerations, and applicable law and regulation. As is generally the case for banking institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates, and economic conditions in general. In addition, various federal and state statutes and regulations limit the amount of dividends that the Bank may pay to the Company without regulatory approval.

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

The planned discontinuation of LIBOR as a benchmark interest rate and a transition to an alternative reference interest rate could present operational problems and result in market disruption.

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

The Federal Reserve, based on the recommendations of the Federal Reserve Bank of New York’s Alternative Reference Rate Committee, has begun publishing the Secured Overnight Funding Rate (“SOFR”) which is intended to replace LIBOR. Additionally, on April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of SOFR in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued. Although SOFR appears to be the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark. Markets are slowly developing in response to these new rates, and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern. We cannot predict whether the SOFR or another alternative rate will become the market benchmark in place of LIBOR.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose part or all of your investment as a result.

Stock price volatility may negatively impact the price at which our common stock may be sold and may also negatively impact the timing of any sale. We cannot assure you that the market price of our shares on the Nasdaq Stock Market LLC (“Nasdaq”) will equal or exceed prices in privately negotiated transactions of our shares that have occurred from time to time before our IPO. Our stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

●	actual or anticipated variations in quarterly or annual operating results, financial conditions, or credit quality;

●	changes in business or economic conditions;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	changes in recommendations or research reports about us or the financial services industry in general published by securities analysts;

●	the failure of securities analysts to cover, or to continue to cover, us;

●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

●	news reports relating to trends, concerns, and other issues in the financial services industry;

●	reports related to the impact of natural or manmade disasters in our market;

●	perceptions in the marketplace regarding us and or our competitors;

●	sudden increases in the demand for our common stock, including as a result of any “short squeezes”;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

●	additional investments from third parties;

●	additions or departures of key personnel;

●	future sales or issuance of additional shares of common stock;

●	fluctuations in the stock price and operating results of our competitors;

●	changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws or regulations;

●	new technology used, or services offered, by competitors;

●	additional investments from third parties; or

●	geopolitical conditions such as acts or threats of terrorism, pandemics, or military conflicts.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various requirements generally applicable to public companies. These exemptions allow us, among other things, to present only two years of audited financial statements and discuss our results of operations for only two years in related Management’s Discussions and Analyses; not to provide an auditor attestation of our internal control over financial reporting; to take advantage of an extended transition period to comply with the new or revised accounting standards applicable to public companies; to provide reduced disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosure regarding our executive compensation; and not to seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Upon the closing of our IPO, our directors, executive officers, and principal shareholders beneficially owned an aggregate of 5,881,682 shares, or approximately 34.47% of our issued and outstanding shares of common stock. Consequently, our directors, executive officers, and principal shareholders are able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets, and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

Our management has broad discretion in allocating the net proceeds of our IPO. Our failure to effectively utilize such net proceeds may have an adverse effect on our financial performance and the value of our common stock.

Following the distributions to certain of our shareholders in May 2021, we may use the net proceeds of our IPO to increase the capital of the Bank in order to support our organic growth strategies, including expanding our overall market share, to strengthen our regulatory capital and for working capital and other general corporate purposes. However, we are not required to apply any portion of the net proceeds of our IPO for any particular purpose, and our management could use them for purposes other than those contemplated at the time of the IPO. Accordingly, our management will have broad discretion in the application of the net proceeds from the IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. You will not have the opportunity to assess whether we are using the proceeds appropriately. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. If we do not invest or apply the net proceeds from our IPO in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

The holders of our debt obligations and preferred stock, if any, have priority over our common stock with respect to payment in the event of liquidation, dissolution, or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution, or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of June 30, 2021, we had outstanding an aggregate of $28.4 million of subordinated notes, net of debt issuance costs, and we did not have any outstanding preferred stock or trust preferred securities. We could incur such debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution, or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated debt and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we will be required to pay interest on the subordinated notes and dividends on the trust preferred securities and preferred stock before we will be able to pay any dividends on our common stock.

California law and the provisions of our amended and restated articles of incorporation and amended and restated bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

California corporate law and provisions of our amended and restated articles of incorporation (“amended articles of incorporation”) and our amended and restated bylaws (“amended bylaws”) could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% or more if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors must comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Collectively, provisions of our amended articles of incorporation and amended bylaws and other statutory and regulatory provisions may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest, or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. Moreover, the combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our common stock.

Our amended bylaws have an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our amended bylaws have an exclusive forum provision providing that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Northern District of California (or, in the event that the United States District Court for the Northern District of California does not have jurisdiction, any federal or state court of California) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any director, officer, or other employee to us or to our shareholders, (iii) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the General Corporation Law of California or the amended articles of incorporation or the amended bylaws or (iv) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine. Our amended bylaws will further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by applicable law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws, including the applicable rules and regulations promulgated thereunder. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have notice of and to have consented to this provision of our amended bylaws. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, and growth prospects.

Prior to our IPO, we were treated as an S Corporation, and claims of taxing authorities related to our prior status as an S Corporation could adversely affect us.

Immediately prior to the consummation of our IPO, our status as an S Corporation terminated and we commenced treatment as a C Corporation under the provisions of Sections 301 through 385 of the Internal Revenue Code, which treat the corporation as an entity that is subject to U.S. federal income tax. If the unaudited, open tax years in which we were an S Corporation are audited by the IRS, and we are determined not to have qualified for, or to have violated any requirement for maintaining, our S Corporation status, we will be obligated to pay back taxes, interest, and penalties. The amounts that we would be obligated to pay could include taxes on all our taxable income while we were an S Corporation. Any such claims could result in additional costs to us and could have an adverse effect on our business, financial condition, and results of operations.

We have entered into a Tax Sharing Agreement with most of our shareholders who owned our common stock prior to our IPO and could become obligated to make payments to such shareholders for any additional federal, state, or local income taxes assessed against them for tax periods prior to the completion of our IPO.

We historically were treated as an S Corporation for U.S. federal income tax purposes, and our shareholders prior to our IPO were taxed on our net income. Therefore, such shareholders received distributions, referred to as tax distributions, from us that were generally intended to equal the amount of tax the existing shareholders were required to pay with respect to our income. In connection with our IPO, our S Corporation status terminated, and we are now subject to federal and increased California income taxes. In the event of an adjustment to our reported taxable income for periods prior to termination of our S Corporation status, it is possible that our shareholders who owned our common stock prior to our IPO would be liable for additional income taxes for those prior periods. Pursuant to the Tax Sharing Agreement, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, depending on the nature of the adjustment, we may be required to make a payment to our shareholders who owned our common stock prior to our IPO, who accepted distribution of the estimated balance of our federal accumulated adjustments account under the Tax Sharing Agreement, in an amount equal to such shareholders’ incremental tax liability (including interest and penalties), which amount may be material. In addition, the Tax Sharing Agreement provides that we will indemnify such shareholders with respect to unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminated. In both cases the amount of the payment will be based on the assumption that our shareholders are taxed at the highest federal and state income tax rates applicable to married individuals filing jointly and residing in California for the relevant periods. Our shareholders who owned our common stock prior to our IPO and accepted distribution of the estimated balance of our federal accumulated adjustments account under the Tax Sharing Agreement will, severally and not jointly, indemnify us with respect to our unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to a decrease in any such shareholder’s taxable income for any tax period and a corresponding increase in our taxable income for any period (but only to the extent of the amount by which the shareholder’s tax liability is reduced).

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we incur significant legal, accounting, insurance, and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and applicable securities rules and regulations. These laws and regulations increase the scope, complexity, and cost of corporate governance, reporting, and disclosure practices over those of non-public or non-reporting companies. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we experienced prior to becoming a public company. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. As a Nasdaq-listed company, we are required to prepare and file proxy materials which meet the requirements of the Exchange Act and the SEC’s proxy rules. Compliance with these rules and regulations has, and will continue to, increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. In order to maintain, appropriately document and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet the standards required by the Sarbanes-Oxley Act, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Additionally, any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause our investors and potential investors to lose confidence in us, and restrict trading in, and reduce the market price of, our common stock, and potentially impact our ability to access the capital markets.

If we fail to design, implement, and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

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

In the normal course of our operations, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and, when we cease to be an emerging growth company under the JOBS Act, preclude our independent registered public accounting firm from rendering their report addressing an assessment of the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, may negatively affect the market price of our common stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, such deficiencies may adversely affect us.

General Risk Factors

The COVID-19 pandemic and the impact of actions to mitigate the spread of the virus could adversely affect our business, financial condition, and results of operations.

Federal, state, and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates (which we expect will likely remain low for a considerable period) and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the current and prior presidential administrations, Congress, various federal agencies, and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act, which was enacted on March 27, 2020, the Consolidated Appropriations Act, which was enacted on December 27, 2020, and the American Rescue Plan Act of 2021 (“American Rescue Plan Act”), which was enacted on March 11, 2021. The CARES Act provided wide-ranging economic relief for individuals and businesses impacted by COVID-19, and the Consolidated Appropriations Act and American Rescue Plan Act extended some of these relief provisions in certain respects as well as provided other forms of relief.

The CARES Act established and provided $349 billion in funding for the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors, and self-employed individuals may apply for forgivable loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Congress appropriated additional funding to the PPP on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. The Consolidated Appropriations Act provided additional funding for the PPP and allowed eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. The American Rescue Plan Act expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. On March 30, 2021, the PPP Extension Act, which extended the deadline to apply for a PPP loan through May 31, 2021, was signed into law. In April 2020, we began processing loan applications under the PPP.

In addition, the CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We made a high level of loan modifications under our deferred payment program. Further, our loan portfolio includes loans that are in forbearance but which are not classified as TDRs because they were current at the time forbearance began. When the forbearance periods end, we may be required to classify a substantial portion of these COVID-19 deferments as TDRs.

The CARES Act and the Consolidated Appropriations Act also include a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Federal Reserve, and other federal agencies may be or are required to implement. Among other provisions, sections 4022 and 4023 of the CARES Act provide mortgage loan forbearance relief to certain borrowers experiencing financial hardship during the COVID-19 emergency. Moreover, if federal stimulus measures and emergency lending programs are not effective in mitigating the effect of the COVID-19 pandemic, credit issues for our loan customers may be severe and adversely affect our business, results of operations, and financial condition more substantially over a longer period of time.

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

The continuation of the economic effects of the COVID-19 pandemic has had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions (including whether due to a resurgence or additional waves or variants of COVID-19 infections, particularly as the geographic areas in which we operate determine whether and when to re-open, and how quickly and to what extent normal economic and operating conditions can resume, especially as a vaccine becomes widely available), as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our business, financial condition, and results of operations, and has and can be expected to further adversely impact our business, financial condition, and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had, and/or can be expected to continue to have, the following effects, among others:

●	impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies and modifications to loans;

●	impair the value of collateral securing loans (particularly with respect to real estate);

●	impair the value of our assets, including our securities portfolio, goodwill, and intangible assets;

●	require an increase in our allowance for credit losses;

●	adversely affect the stability of our deposit base or otherwise impair our liquidity;

●	reduce our revenues from fee-based services;

●	negatively impact our self-insurance healthcare costs;

●	result in increased compliance risk as we become subject to new regulatory and other requirements, including new and changing guidance, associated with the PPP and other new programs in which we have participated;

●	impair the ability of loan guarantors to honor commitments;

●	negatively impact our regulatory capital ratios;

●	negatively impact the productivity and availability of key personnel necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and

●	increase cyber and payment fraud risk and other operational risks, given increased online and remote activity.

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

While the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole, nor the pace of economic recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally, and a prolonged negative impact on small to medium-sized businesses in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition, and results of operations in future periods, and may heighten many of our known risks.

We are dependent on our management team and key employees.

Our success depends, in large part, on the retention of our management team and key employees. Our management team and other key employees, including those who conduct our loan origination and other business development activities, have significant industry experience. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Though we have employment agreements in place with certain members of our management team, they may still elect to leave at any time. The loss of any of our management team or our key employees could adversely affect our ability to execute our business strategy, and we may not be able to find adequate replacements on a timely basis, or at all.

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

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. A downturn in economic conditions in our market, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, managing a growing number of customer relationships, scaling technology platforms, hiring and retaining qualified employees, and successfully implementing our strategic initiatives. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures, and processes in an efficient and timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking franchise, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth. We may not have, or may not be able to develop, the knowledge or relationships necessary to be successful in new markets. Our failure to sustain our historical rate of growth, adequately manage the factors that have contributed to our growth, or successfully enter new markets could have an adverse effect on our earnings and profitability and, therefore, on our business, financial condition, and results of operations.

We may pursue strategic acquisitions in the future, and we may not be able to overcome risks associated with such transactions.

Although we plan to continue to grow our business organically, we may explore opportunities to invest in, or to acquire, other financial institutions and businesses that we believe would complement our existing business.

Our investment or acquisition activities could be material to our business and involve a number of risks including the following:

●	investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

●	the lack of history among our management team in working together on acquisitions and related integration activities;

●	the time, expense, and difficulty of integrating the operations and personnel of the combined businesses;

●	unexpected asset quality problems with acquired companies;

●	inaccurate estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

●	risks of impairment to goodwill or OTTI of investment securities;

●	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

●	an inability to realize expected synergies or returns on investment;

●	potential disruption of our ongoing banking business; and

●	loss of key employees or key customers following our investment or acquisition.

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

New lines of business, products, product enhancements, or services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing, implementing, or marketing new lines of business, products, product enhancements, or services, we may invest significant time and resources. We may underestimate the appropriate level of resources or expertise necessary to make new lines of business or products successful or to realize their expected benefits. We may not achieve the milestones set in initial timetables for the development and introduction of new lines of business, products, product enhancements, or services, and price and profitability targets may not prove feasible. External factors, such as new or changing regulations, competitive alternatives, and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements, or services. Any new line of business, product, product enhancement, or service could have a significant impact on the effectiveness of our system of internal controls. We may also decide to discontinue businesses or products due to lack of customer acceptance or unprofitability. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements, or services could have an adverse effect on our business, financial condition, and results of operations.

Our reputation is critical to our business, and damage to it could have an adverse effect on us.

A key differentiating factor for our business is the strong reputation we are building in our market. Maintaining a positive reputation is critical to attracting and retaining customers and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, errors or misconduct by our third-party vendors or other counterparties, litigation or regulatory actions, our failure to meet our high customer service, and quality standards, and compliance failures.

In particular, it is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering, or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits, or if insurance coverage is denied or not available, it could have an adverse effect on our business, financial condition, and results of operations.

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

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services, or fail to comply with banking regulations.

We outsource some of our operational activities and accordingly depend on relationships with third-party providers for services such as core systems support, informational website hosting, internet services, online account opening, and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems, many of which also depend on third-party providers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers, or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense, and disruption of service.

As a result, if these third-party service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition, and results of operations could be adversely affected. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition, and results of operations.

Furthermore, third-party service providers, and banking organizations’ relationships with those providers, are subject to demanding regulatory requirements and attention by bank regulators. Our regulators may hold us responsible for any deficiencies in our oversight or control of our third-party service providers and in the performance of the parties with which we have these relationships. As a result, if our regulators assess that we have not exercised adequate oversight and control over our third-party service providers or that such providers have not performed adequately, we could be subject to administrative penalties, fines, or other forms of regulatory enforcement action as well as requirements for consumer remediation, any of which could have an adverse effect on our business, financial condition, and results of operations.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation, damage to our reputation, and other potential losses.

Failures in, or breaches of, our computer systems and network infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition, and results of operations. In addition, our operations are dependent upon our ability to protect our computer systems and network infrastructure, including our internet banking activities, against damage from physical break-ins, cybersecurity breaches, and other disruptive problems caused by the internet or other users. Cybersecurity breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and damage to our reputation and may discourage current and potential customers from using our internet banking services. Our security measures, including firewalls and penetration testing, may not prevent or detect future potential losses from system failures or cybersecurity breaches.

In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. We and our third-party service providers have experienced these types of events in the past and expect to continue to experience them in the future. These events could interrupt our business or operations or result in significant legal and financial exposure, supervisory criticism, regulatory enforcement action, damage to our reputation, loss of customers and business, or a loss of confidence in the security of our systems, products, and services. Although the impact to date from these events has not had an adverse effect on us, we cannot be sure this will be the case in the future. Any of these occurrences could have an adverse effect on our business, financial condition, and results of operations.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. Our early detection and response mechanisms may be thwarted by sophisticated attacks and malware designed to avoid detection.

Our ability to conduct our business could be disrupted by natural or man-made disasters.

All our offices, a significant portion of the real estate securing loans we make, and our borrowers’ business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated. California is also prone to fires, mudslides, floods, and other natural disasters, such as the recent fires that impacted several counties in California, including Orange and Napa. Additionally, acts of terrorism, war, civil unrest, violence, or other man-made disasters could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters could destroy, or cause a decline in the value of, mortgaged properties or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in loan demand and loan originations, result in drawdowns of deposits by customers impacted by disasters and negatively impact the implementation of our growth strategy. Natural or man-made disasters, could also disrupt our business operations more generally. We have implemented a business continuity program that allows us to move critical functions to a backup data center in the event of a catastrophe. Although this program has been tested, we cannot guarantee its effectiveness in any disaster scenarios. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster could have an adverse effect on our business, financial condition, and results of operations.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments, or other requirements resulting in increased expenses or restrictions on our business activities.

In the normal course of business, from time to time, we have in the past been and may in the future be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, in the future our regulators may impose consent orders, civil money penalties, matters requiring attention, or similar types of supervisory criticism. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations, and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices, or other requirements resulting in increased expenses, diminished income, and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order, or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations, or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have an adverse effect on our business, financial condition, and results of operations.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items.

The nature of our business makes us sensitive to the large body of accounting rules in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our consolidated financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for loan losses on the basis of the current expected loan losses over the lifetime of our loans, which is expected to be applicable to us beginning in 2023, and may result in increases in our allowance for loan losses and future provisions for loan losses; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which is expected to be applicable beginning in 2022. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings, and performance metrics. Any such changes could have an adverse effect on our business, financial condition, and results of operations.

The accuracy of our consolidated financial statements and related disclosures could be affected if the judgments, assumptions, or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions, and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions, and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our possible need to revise or, if in error, restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition, and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

On May 7, 2021 we completed our IPO of 6,054,750 shares of our common stock at an IPO price of $20.00 per share, including 789,750 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our common stock. We raised approximately $111.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.5 million and certain estimated offering expenses payable by us of approximately of $1.3 million. Net proceeds less audit fees, legal fees, listing fees, and other expenses of $2.1 million totaled $109.1 million. Keefe, Bruyette & Woods, Inc. acted as bookrunner for the IPO, and Stephens Inc. and D.A. Davidson acted as co-managers. None of the expenses associated with the IPO were paid to directors, officers, affiliates, persons owning 10% or more of any class of equity securities, or their associates.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Five Star Bancorp	10-Q	001-40379	3.1	June 17, 2021
3.2	Amended and Restated Bylaws of Five Star Bancorp	10-Q	001-40379	3.2	June 17, 2021
4.1	Form of Common Stock Certificate of Five Star Bancorp	S-1	333-255143	4.1	April 26, 2021
10.1	Form of S Corporation Termination and Tax Sharing Agreement	S-1	333-255143	10.1	April 9, 2021
10.2	Five Star Bancorp 2021 Equity Incentive Plan	S-1	333-255143	10.4	April 26, 2021
10.3	Form of Restricted Stock Vesting Agreement	S-1	333-255143	10.5	April 9, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Interactive Data					Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)					Filed

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Star Bancorp
(registrant)

August 13, 2021	/s/ James Beckwith
Date	James Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

August 13, 2021	/s/ Heather Luck
Date	Heather Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)