Form 10-Q
period 2021-09-30
FIVE STAR BANCORP
filed 2021-11-10
CIK 1275168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

As of November 5, 2021, there were 17,223,808 shares of the registrant’s common stock, no par value, outstanding.

1

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

●	uncertain market conditions and economic trends nationally, regionally, and particularly in Northern California and California, including as a result of the coronavirus, and variants thereof, including the Delta variant (“COVID-19”), pandemic;

●	risks related to the concentration of our business in California, and specifically within Northern California, including risks associated with any downturn in the real estate sector;

●	the occurrence or impact of climate change, natural or man-made disasters or calamities, such as wildfires, droughts and earthquakes;

●	risks related to the impact of the COVID-19 pandemic on our business and operations;

●	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

●	risks related to our strategic focus on lending to small to medium-sized businesses;

●	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and the value of loan collateral and securities;

●	our ability to attract and retain executive officers and key employees and their customer and community relationships;

●	the risks associated with our loan portfolios, and specifically with our commercial real estate loans;

●	our level of nonperforming assets and the costs associated with resolving problem loans, if any, and complying with government-imposed foreclosure moratoriums;

●	our ability to maintain adequate liquidity and to maintain capital necessary to fund our growth strategy and operations and to satisfy minimum regulatory capital levels;

●	the effects of increased competition from a wide variety of local, regional, national, and other providers of financial and investment services;

●	risks associated with unauthorized access, cyber-crime, and other threats to data security;

●	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including supervisory actions by federal and state banking agencies;

●	the impact of recent and future legislative and regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by our regulators, and economic stimulus programs;

●	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System;

●	changes in the U.S. economy, including an economic slowdown, inflation, deflation, housing prices, employment levels, rate of growth, and general business conditions;
3

●	our ability to implement, maintain, and improve effective internal controls; and

●	other factors that are discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this report, including those discussed in the section entitled “Risk Factors.” Additional factors that could cause results or performance to materially differ from those expressed in our forward-looking statements are detailed in the section entitled “Risk Factors” of our Registration Statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 4, 2021, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIVE STAR BANCORP AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS
As of September 30, 2021 and December 31, 2020
 (Unaudited)
 (In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020

ASSETS

Cash and due from financial institutions	$89,951	$46,028
Interest-bearing deposits in banks	440,881	244,465
Cash and cash equivalents	530,832	290,493

Time deposits in banks	17,204	23,705
Securities available-for-sale, at fair value	153,821	114,949
Securities held-to-maturity, at amortized cost (fair value of $5,211 and $8,755 at September 30, 2021 and December 31, 2020, respectively)	4,955	7,979
Loans held for sale	5,267	4,820
Loans, net of allowance for loan losses of $21,848 and $22,189 at September 30, 2021 and December 31, 2020, respectively	1,682,868	1,480,970
Federal Home Loan Bank of San Francisco (“FHLB”) stock	6,723	6,232
Premises and equipment, net	1,630	1,663
Bank owned life insurance	11,142	8,662
Interest receivable and other assets	20,051	14,292
	$2,434,493	$1,953,765

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$895,468	$695,687
Interest-bearing	1,272,926	1,088,314
Total deposits	2,168,394	1,784,001

Subordinated notes, net	28,370	28,320
Interest payable and other liabilities	11,091	7,669
Total liabilities	2,207,855	1,819,990

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at September 30, 2021 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,223,808 shares issued and outstanding at September 30, 2021; 11,000,273 shares issued and outstanding at December 31, 2020	218,216	110,082
Retained earnings	8,442	22,348
Accumulated other comprehensive (loss) income, net	(20)	1,345
Total shareholders’ equity	226,638	133,775
	$2,434,493	$1,953,765

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$20,086	$17,734	$57,325	$51,318
Taxable securities	377	347	974	1,062
Nontaxable securities	194	154	627	285
Interest-bearing deposits in other banks	175	199	404	1,073
	20,832	18,434	59,330	53,738
Interest expense
Deposits	480	1,764	1,747	6,390
Subordinated notes	443	443	1,330	1,330
	923	2,207	3,077	7,720

Net interest income	19,909	16,227	56,253	46,018

Provision for loan losses	—	1,850	200	6,000

Net interest income after provision for loan losses	19,909	14,377	56,053	40,018

Non-interest income
Service charges on deposit accounts	112	93	308	269
Net gain on sale of securities available-for-sale	435	275	709	1,241
Gain on sale of loans	988	1,194	3,010	2,635
Loan-related fees	87	710	420	1,875
FHLB stock dividends	100	74	270	227
Earnings on bank owned life insurance	68	59	180	174
Other	238	130	593	341
	2,028	2,535	5,490	6,762
Non-interest expense
Salaries and employee benefits	4,980	3,969	14,616	10,444
Occupancy and equipment	502	447	1,394	1,239
Data processing and software	611	529	1,838	1,433
Federal deposit insurance	110	320	540	867
Professional services	505	447	3,348	1,154
Advertising and promotional	366	264	801	766
Loan-related expenses	462	185	909	510
Other operating expenses	1,105	1,073	3,579	2,933
	8,641	7,234	27,025	19,346

Income before provision for income taxes	13,296	9,678	34,518	27,434

Provision for income taxes	2,270	341	3,386	968

Net income	$11,026	$9,337	$31,132	$26,466

Basic earnings per share	$0.64	$0.94	$2.18	$2.72
Diluted earnings per share	$0.64	$0.94	$2.18	$2.72

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income	$11,026	$9,337	$31,132	$26,466

Net unrealized holding (loss) gain on securities available-for-sale during the period	(4)	(83)	(713)	2,129
Reclassification adjustment for net realized gains included in net income	(435)	(275)	(709)	(1,241)

Income tax (benefit) expense related to other comprehensive income (loss)	(131)	(12)	(57)	32

Other comprehensive (loss) income	(308)	(346)	(1,365)	856

Total comprehensive income	$10,718	$8,991	$29,767	$27,322

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2021 and 2020
(Unaudited)
(In thousands, except share and per share data)

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	Income (Loss),
	Shares	Amount	Earnings	Net of Taxes	Total
For the three months ended September 30, 2020
Balance at June 30, 2020	9,683,023	$96,243	$18,304	$1,176	$115,723
Net income	—	—	9,337	—	9,337
Other comprehensive loss	—	—	—	(346)	(346)
Stock offering	1,250,000	12,500	—	—	12,500
Stock issued under stock award plans	1,250	—	—	—	—
Stock compensation expense	—	123	—	—	123
Stock issued to directors	16,000	252	—	—	252
Common stock issued	50,000	900	—	—	900
Cash dividends paid ($0.75 per share)	—	—	(7,276)	—	(7,276)
Balance at September 30, 2020	11,000,273	$110,018	$20,365	$830	$131,213

For the three months ended September 30, 2021
Balance at June 30, 2021	17,225,508	$218,026	$—	$288	$218,314
Net income	—	—	11,026	—	11,026
Other comprehensive loss	—	—	—	(308)	(308)
Stock compensation expense	—	190	—	—	190
Stock forfeitures	(1,700)	—	—	—	—
Cash dividends paid ($0.15 per share)	—	—	(2,584)	—	(2,584)
Balance at September 30, 2021	17,223,808	$218,216	$8,442	$(20)	$226,638

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

FIVE STAR BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2021 and 2020
(Unaudited)
(In thousands, except share and per share data)

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	Income (Loss),
	Shares	Amount	Earnings	Net of Taxes	Total
For the nine months ended September 30, 2020
Balance at December 31, 2019	9,674,875	$96,114	$12,789	$(26)	$108,877
Net income	—	—	26,466	—	26,466
Other comprehensive income	—	—	—	856	856
Stock offering	1,250,000	12,500	—	—	12,500
Stock issued under stock award plans	9,398	—	—	—	—
Stock compensation expense	—	252	—	—	252
Stock issued to directors	16,000	252	—	—	252
Common stock issued	50,000	900	—	—	900
Cash dividends paid ($1.95 per share)	—	—	(18,890)	—	(18,890)
Balance at September 30, 2020	11,000,273	$110,018	$20,365	$830	$131,213

For the nine months ended September 30, 2021
Balance at December 31, 2020	11,000,273	$110,082	$22,348	$1,345	$133,775
Net income	—	—	31,132	—	31,132
Other comprehensive loss	—	—	—	(1,365)	(1,365)
Stock offering	6,054,750	111,243	—	—	111,243
Stock issued under stock award plans	132,707	—	—	—	—
Stock compensation expense	—	402	—	—	402
Stock issued to directors	40,500	810	—	—	810
Stock forfeitures	(4,422)	—	—	—	—
Reclassification of retained deficit	—	(4,321)	4,321	—	—
Cash dividends paid ($4.40 per share)	—	—	(49,359)	—	(49,359)
Balance at September 30, 2021	17,223,808	$218,216	$8,442	$(20)	$226,638

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

  FIVE STAR BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2021 and 2020
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$31,132	$26,466
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	6,000
Loans originated for sale	(34,211)	(60,188)
Gain on sale of loans	(3,010)	(2,635)
Proceeds from sales of loans	31,954	48,958
Net gain on sale of securities available-for-sale	(709)	(1,241)
Earnings on bank owned life insurance	(180)	(174)
Stock compensation expense	402	252
Director stock compensation expense	810	252
Change in deferred loan fees	(997)	5,932
Amortization and accretion of security premiums and discounts	1,120	744
Amortization of subordinated notes issuance costs	50	50
Depreciation and amortization	408	333
Net changes in:
Interest receivable and other assets	(5,702)	(3,939)
Interest payable and other liabilities	3,422	318
Net cash provided by operating activities	24,689	21,128
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	40,772	39,940
Maturities, prepayments, and calls of securities available-for-sale	13,639	11,804
Purchases of securities available-for-sale	(92,093)	(82,571)
Increase (decrease) in time deposits in banks	6,501	(2,255)
Loan originations, net of repayments	(196,280)	(371,499)
Purchase of premises and equipment	(375)	(714)
Purchase of FHLB stock	(491)	(1,152)
Purchase of bank owned life insurance	(2,300)	—
Net cash used in investing activities	(230,627)	(406,447)
Cash flows from financing activities:
Net change in deposits	384,393	579,835
Proceeds from issuance of stock	111,243	13,400
FHLB repayment	—	(25,000)
Cash dividends paid	(49,359)	(18,890)
Net cash provided by financing activities	446,277	549,345
Net change in cash and cash equivalents	240,339	164,026
Cash and cash equivalents at beginning of period	290,493	177,366
Cash and cash equivalents at end of period	$530,832	$341,392
Supplemental disclosure of cash flow information:
Interest paid	$3,090	$8,181
Income taxes paid	$5,150	$1,045
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans held for investment to loans held for sale	$4,820	$6,527
Unrealized (loss) gain on securities	$(1,365)	$856

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Basis of Presentation

Nature of Operations and Principles of Consolidation

Five Star Bank (the “Bank”) was chartered on October 26, 1999 and began operations on December 20, 1999. Five Star Bancorp (“Bancorp” or the “Company”) was incorporated on September 16, 2002 and subsequently obtained approval from the Board of Governors of the Federal Reserve System (“Federal Reserve”) to be a bank holding company in connection with its acquisition of the Bank. The Company became the sole shareholder of the Bank on June 2, 2003 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.

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

On April 9, 2021, the Company publicly filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) in connection with its IPO  (the “Registration Statement”), which was subsequently amended on April 26, 2021 and May 3, 2021. The Registration Statement was declared effective by the SEC on May 4, 2021. In connection with the IPO, the Company issued 6,054,750 shares of common stock, no par value, which included 789,750 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold to the public at a price of $20.00 per share and began trading on the Nasdaq Stock Market LLC on May 5, 2021. On May 7, 2021, the closing date of the IPO, the Company received total net proceeds of $111.2 million. The net proceeds less other related expenses, including audit fees, legal fees, listing fees, and other expenses, totaled $109.1 million.

Basis of Financial Statement Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Regulation S-X. These interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, as filed in the Company’s Registration Statement, which was declared effective by the SEC on May 4, 2021.

The unaudited consolidated financial statements include Five Star Bancorp and its wholly owned subsidiary, Five Star Bank. All significant intercompany transactions and balances are eliminated in consolidation.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2021.

While the Company’s chief decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated, on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Earnings Per Share (“EPS”)

Basic EPS is net income divided by the weighted average number of common shares outstanding during the period less average unvested restricted stock awards (“RSAs”). Diluted EPS includes the dilutive effect of additional potential common shares related to unvested RSAs using the treasury stock method. The Company has two forms of outstanding common stock: common stock and unvested RSAs. Holders of unvested RSAs receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings, and therefore the RSAs are considered participating securities. However, under the two-class method, the difference in EPS is not significant for these participating securities.

	For the three months ended		For the nine months ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$11,026	$9,337	$31,132	$26,466
Weighted average basic common shares outstanding	17,095,957	9,902,952	14,256,993	9,747,896
Add: Dilutive effects of assumed vesting of restricted stock	27,225	—	15,538	—
Weighted average diluted common shares outstanding	17,123,182	9,902,952	14,272,531	9,747,896
Income per common share:
Basic EPS	$0.64	$0.94	$2.18	$2.72
Diluted EPS	$0.64	$0.94	$2.18	$2.72

During the three and nine months ended September 30, 2021 and 2020, there were no outstanding stock options. Anti-dilutive shares, which are excluded from the dilutive EPS calculation, were deemed to be immaterial.

For the three and nine months ended September 30, 2020, pro forma EPS is calculated by applying a C Corporation effective tax rate of 29.56% to net income before provision for income taxes and using the determined pro forma net income balance to calculate EPS. For the three months ended September 30, 2021, pro forma EPS is actual EPS given that the Company was a C Corporation for the entire three-month period. For the nine months ended September 30, 2021, pro forma EPS is calculated by applying an effective tax rate of 23.25%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4.6 million, as discussed in Note 8. The following reconciliation table provides a detailed calculation of pro forma EPS:

	For the three months ended		For the nine months ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income before provision for income taxes - GAAP	$13,296	$9,678	$34,518	$27,434
Actual/pro forma provision for income taxes	(2,270)	(2,861)	(8,024)	(8,109)
Actual/pro forma net income	11,026	6,817	26,494	19,325
Weighted average basic common shares outstanding	17,095,957	9,902,952	14,256,993	9,747,896
Add: Dilutive effects of assumed vesting of restricted stock	27,225	—	15,538	—
Weighted average diluted common shares outstanding	17,123,182	9,902,952	14,272,531	9,747,896
Income per common share:
Basic EPS	$0.64	$0.69	$1.86	$1.98
Diluted EPS	$0.64	$0.69	$1.86	$1.98

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

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee’s obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve-month term. As amended by ASU 2020-05, ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2021 and requires a modified retrospective method of adoption. In July 2018, the FASB issued two amendments to ASU 2016-02: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides various corrections and clarifications to ASU 2016-02; and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides a new optional transition method and provides a lessor with practical expedients for separating lease and non-lease components of a lease. In July 2021, the FASB issued ASU No. 2021-05, which amends ASU 2016-02 and requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease on the commencement date of the lease if specified criteria are met. Entities will apply a modified retrospective approach at either the beginning of the earliest period presented or at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the effect that this ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace the “incurred loss” model with a “current expected credit loss” (“CECL”) model. The CECL model will apply to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. The CECL model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statement of income and a related allowance for credit losses on the consolidated statement of condition at the time of origination or purchase of a loan receivable or held-to-maturity debt security. Likewise, subsequent changes in this estimate are recorded through credit loss expense and related allowance. The CECL model requires the use of not only relevant historical experience and current conditions, but reasonable and supportable forecasts of future events and circumstances, incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost. Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for loan losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company believes the change from an incurred loss model to a CECL model has the potential to increase the allowance for loan losses at the adoption date, the Company cannot reasonably quantify the impact of the adoption of the amendments to its financial condition or results of operations at this time due to the complexity and extensive changes from these amendments. The Company is working with its third-party vendor to identify data gaps and determine the appropriate methodologies and resources to utilize in preparation for its transition to the new accounting standard, including but not limited to the use of certain tools to forecast future economic conditions that affect the cash flows of loans over their lifetime.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Additionally, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of ASC 848 and clarifies its guidance, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The amendments in these ASUs may be elected as of March 12, 2020 through December 31, 2022. An entity may choose to elect the amendments in these updates at an interim period subsequent to March 12, 2020, with adoption methods varying based on transaction type. The Company has not elected to apply these amendments; however, the Company is assessing the applicability of the ASUs and continues to monitor guidance for reference rate reform from FASB and its impact on the Company’s consolidated financial statements.

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

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

The following table summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2021
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$153,821	$—	$153,821	$—	OCI
Derivatives – interest rate swap	108	—	108	—	NI
Liabilities:
Derivatives – interest rate swap	108	—	108	—	NI

December 31, 2020
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, and collateralized mortgage obligations	$114,949	$—	$114,949	$—	OCI
Derivatives – interest rate swap	149	—	149	—	NI
Liabilities:
Derivatives – interest rate swap	149	—	149	$—	NI

[1]	Other comprehensive income (“OCI”) or net income (“NI”).

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2). Level 2 securities include U.S. agencies or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. As of September 30, 2021 and December 31, 2020, there were no Level 1 or Level 3 securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned (“OREO”). As of September 30, 2021 and December 31, 2020, the Company did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2021 and December 31, 2020. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank owned life insurance policies (“BOLI”).

	September 30, 2021			December 31, 2020
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$530,832	$530,832	Level 1	$290,493	$290,493	Level 1
Time deposits in banks	17,204	17,204	Level 1	23,705	23,705	Level 1
Securities available-for-sale	153,821	153,821	Level 2	114,949	114,949	Level 2
Securities held-to-maturity	4,955	5,211	Level 3	7,979	8,755	Level 3
Loans held for sale	5,267	5,507	Level 2	4,820	5,012	Level 2
Loans held for investment	1,682,868	1,689,036	Level 3	1,480,970	1,464,794	Level 3
Interest receivable	5,170	5,170	Level 2	5,422	5,422	Level 2
Financial liabilities (recorded at amortized cost)
Deposits	2,168,394	2,120,785	Level 2	1,784,001	1,785,944	Level 2
Interest payable	19	19	Level 2	75	75	Level 2
Subordinated notes	28,370	28,370	Level 3	28,320	28,320	Level 3

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at September 30, 2021 and December 31, 2020:

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

Derivatives - interest rate swap: See above for a discussion of the methods and assumptions used by the Company to estimate the fair value of derivatives.

Deposits: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow analysis that uses interest rates being offered at each reporting date by the Company for certificates with similar remaining maturities. For variable rate time deposits, cost approximates fair value.

Subordinated Notes: The fair value is estimated by discounting the future cash flow using the current 3-month LIBOR rate. Both notes are not registered securities and were issued through private placements, resulting in a Level 3 classification. Both notes are recorded at carrying value.

Note 4: Investment Securities

The Company’s investment securities portfolio includes obligations of states and political subdivisions, securities issued by U.S. federal government agencies such as Government National Mortgage Association (“GNMA”) and Small Business Administration (“SBA”), and securities issued by U.S. government-sponsored enterprises (“GSEs”), such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal Home Loan Bank of San Francisco (“FHLB”). The Company also invests in residential and commercial mortgage-backed securities (“MBS” and “CMBS”, respectively), collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, and corporate bonds, as reflected in the following tables.

A summary of the amortized cost and fair value related to securities held-to-maturity as of September 30, 2021 and December 31, 2020 is presented below.

		Gross Unrealized
(in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
September 30, 2021
Obligations of states and political subdivisions	4,955	256	—	5,211
Total held-to-maturity	$4,955	$256	$—	$5,211
December 31, 2020
Obligations of states and political subdivisions	7,979	776	—	8,755
Total held-to-maturity	$7,979	$776	$—	$8,755

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

A summary of the amortized cost and fair value related to securities available-for-sale as of September 30, 2021 and December 31, 2020 is presented below.

		Gross Unrealized
(in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
September 30, 2021
U.S. government agencies	$21,780	$108	$(234)	$21,654
Mortgage-backed securities	78,301	198	(572)	77,927
Collateralized mortgage obligations	580	12	—	592
Obligations of states and political subdivisions	51,189	661	(197)	51,653
Corporate bonds	2,000	—	(5)	1,995
Total available-for-sale	$153,850	$979	$(1,008)	$153,821
December 31, 2020
U.S. government agencies	$32,069	$111	$(352)	$31,828
Mortgage-backed securities	23,601	338	(7)	23,932
Collateralized mortgage obligations	748	21	—	769
Obligations of states and political subdivisions	57,137	1,291	(8)	58,420
Total available-for-sale	$113,555	$1,761	$(367)	$114,949

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2021 and December 31, 2020 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021				December 31, 2020
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$795	$836	$—	$—	$494	$543	$—	$—
After one but within five years	2,700	2,840	508	528	2,143	2,351	1,141	1,206
After five years through ten years	1,460	1,535	4,488	4,610	2,755	3,023	8,340	8,599
After ten years	—	—	46,193	46,515	2,587	2,838	47,656	48,615

Investment securities not due at a single maturity date:
U.S. government agencies	—	—	21,780	21,654	—	—	32,069	31,828
Mortgage-backed securities	—	—	78,301	77,927	—	—	23,601	23,932
Collateralized mortgage obligations	—	—	580	592	—	—	748	769
Corporate bonds	—	—	2,000	1,995	—	—	—	—
Total	$4,955	$5,211	$153,850	$153,821	$7,979	$8,755	$113,555	$114,949

Sales of investment securities and gross gains and losses are shown in the following table:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Available-for-sale:
Sales proceeds	$24,590	$7,706	$40,772	$39,940
Gross realized gains	435	275	709	1,241

Pledged investment securities are shown in the following table:

(in thousands)	September 30, 2021	December 31, 2020
Pledged to the State of California:
Secure deposits of public funds and borrowings	$68,050	$52,897
Total pledged investment securities	$68,050	$52,897

The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

(in thousands)	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2021
U.S. government agencies	$—	$—	$14,866	$(234)	$14,866	$(234)
Mortgage-backed securities	56,020	(530)	1,421	(42)	57,441	(572)
Obligations of states and political subdivisions	20,846	(184)	1,063	(13)	21,909	(197)
Corporate bonds	995	(5)	—	—	995	(5)
Total temporarily impaired securities	$77,861	$(719)	$17,350	$(289)	$95,211	$(1,008)

December 31, 2020
U.S. government agencies	$10,800	$(56)	$15,195	$(296)	$25,995	$(352)
Mortgage-backed securities	1,786	(7)	—	—	1,786	(7)
Obligations of states and political subdivisions	3,922	(8)	—	—	3,922	(8)
Total temporarily impaired securities	$16,508	$(71)	$15,195	$(296)	$31,703	$(367)

There were 93 and 31 securities in unrealized loss positions at September 30, 2021 and December 31, 2020, respectively, which were all classified as available-for-sale. As of September 30, 2021, the investment portfolio included 18 investment securities that had been in a continuous loss position for twelve months or more and 75 investment securities that had been in a loss position for less than twelve months.

The Company periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary and has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes. The Company does not intend, and it is more likely than not that the Company will not be required to, sell the securities before the earlier of the forecasted recovery or the maturity of the underlying debt security.

There were no held-to-maturity securities in a continuous loss position at September 30, 2021 or December 31, 2020.

Obligations issued or guaranteed by government agencies such as GNMA and SBA or GSEs under conservatorship such as FNMA and FHLMC are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.

The Company’s investment in obligations of states and political subdivisions are deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.

Non-Marketable Securities Included in Other Assets

FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $6.7 million and $6.2 million of FHLB stock at September 30, 2021 and December 31, 2020, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at September 30, 2021 and December 31, 2020. On July 29, 2021, FHLB announced a cash dividend for the second quarter of 2021 at an annualized dividend rate of 6.00%, which was paid on August 10, 2021. For the three and nine months ended September 30, 2021, cash dividends received on FHLB capital stock in the amount of $0.1 million and $0.3 million, respectively, were recorded as non-interest income on the consolidated statements of income.

Note 5: Loans and Allowance for Loan Losses

The Company’s loan portfolio is its largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which the Company attempts to mitigate with strong underwriting. As of September 30, 2021 and December 31, 2020, the carrying value of total loans held for investment amounted to $1.7 billion and $1.5 billion, respectively. The following table presents the balance of each major product type within the Company’s portfolio as of the dates indicated.

(in thousands)	September 30, 2021	December 31, 2020
Real estate:
Commercial	$1,317,060	$1,002,497
Commercial land and development	15,726	10,600
Commercial construction	47,511	91,760
Residential construction	8,438	11,914
Residential	29,354	30,431
Farmland	55,077	50,164
Commercial:
Secured	137,165	138,676
Unsecured	21,655	17,526
Paycheck Protection Program (“PPP”)	61,499	147,965
Consumer and other	13,528	4,921
Subtotal	1,707,013	1,506,454
Less: Net deferred loan fees	2,297	3,295
Less: Allowance for loan losses	21,848	22,189
Total loans, net	$1,682,868	$1,480,970

Underwriting

Commercial loans: Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Real estate loans: Real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected than other loans by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria.

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

The following table summarizes the credit quality indicators related to the Company’s loans by class as of September 30, 2021:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$1,266,349	$15,223	$35,488	$—	$1,317,060
Commercial land and development	15,726	—	—	—	15,726
Commercial construction	41,611	5,900	—	—	47,511
Residential construction	8,438	—	—	—	8,438
Residential	29,175	—	179	—	29,354
Farmland	55,077	—	—	—	55,077

Commercial:
Secured	136,011	—	1,154	—	137,165
Unsecured	21,655	—	—	—	21,655
PPP	61,499	—	—	—	61,499

Consumer	13,528	—	—	—	13,528

Total loans	$1,649,069	$21,123	$36,821	$—	$1,707,013

The following table summarizes the credit quality indicators related to the Company’s loans by class as of December 31, 2020:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$950,118	$16,836	$35,543	$—	$1,002,497
Commercial land and development	10,600	—	—	—	10,600
Commercial construction	85,860	5,900	—	—	91,760
Residential construction	11,914	—	—	—	11,914
Residential	30,248	—	183	—	30,431
Farmland	50,164	—	—	—	50,164

Commercial:
Secured	136,992	1,552	132	—	138,676
Unsecured	17,526	—	—	—	17,526
PPP	147,965	—	—	—	147,965

Consumer	4,921	—	—	—	4,921

Total loans	$1,446,308	$24,288	$35,858	$—	$1,506,454

Management regularly reviews the Company’s loans for accuracy of risk grades whenever new information is received. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk, and complexity. In addition, investor commercial real estate borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. Management monitors construction loans monthly and reviews other consumer loans based on delinquency. Management also reviews loans graded “watch” or worse, regardless of loan type, no less than quarterly.

The age analysis of past due loans by class as of September 30, 2021 consisted of the following:

	Past Due
(in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$1,317,060	$1,317,060
Commercial land and development	—	—	—	15,726	15,726
Commercial construction	—	—	—	47,511	47,511
Residential construction	—	—	—	8,438	8,438
Residential	—	—	—	29,354	29,354
Farmland	—	—	—	55,077	55,077

Commercial:
Secured	—	—	—	137,165	137,165
Unsecured	—	—	—	21,655	21,655
PPP	—	—	—	61,499	61,499

Consumer and other	286	—	286	13,242	13,528

Total loans	$286	$—	$286	$1,706,727	$1,707,013

There were 14 loans with balances totaling $0.1 million between 60-89 days past due, but no loans greater than 90 days past due and still accruing as of September 30, 2021.

The age analysis of past due loans by class as of December 31, 2020 consisted of the following:

	Past Due
(in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$1,002,497	$1,002,497
Commercial land and development	—	—	—	10,600	10,600
Commercial construction	—	—	—	91,760	91,760
Residential construction	—	—	—	11,914	11,914
Residential	—	—	—	30,431	30,431
Farmland	—	—	—	50,164	50,164

Commercial:
Secured	—	—	—	138,676	138,676
Unsecured	—	—	—	17,526	17,526
PPP	—	—	—	147,965	147,965

Consumer and other	137	—	137	4,784	4,921

Total loans	$137	$—	$137	$1,506,317	$1,506,454

There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of December 31, 2020.

Impaired Loans

Information related to impaired loans as of September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2021
Commercial real estate	$126	$126	$—	$132	$—
Residential real estate	179	179	—	181	—
Commercial secured	252	252	134	265	—
Total impaired loans	$557	$557	$134	$578	$—
December 31, 2020
Commercial real estate	$137	$137	$—	$69	$—
Residential real estate	183	183	—	92	—
Commercial secured	132	132	—	65	—
Total impaired loans	$452	$452	$—	$226	$—

No collateral dependent loans were in process of foreclosure at September 30, 2021 or December 31, 2020. In addition, the weighted average loan-to-value of impaired, collateral dependent loans was approximately 42.99% at September 30, 2021 and 50.51% at December 31, 2020.

Non-accrual loans, segregated by class, are as follows as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Real estate:
Commercial	$126	$137
Residential	179	183
Commercial secured	252	132
Total non-accrual loans	$557	$452

The amount of foregone interest income related to non-accrual loans was $8,193 for the three months ended September 30, 2021 and $21,773 for the nine months ended September 30, 2021, compared to $20,287 and $38,151 for the three and nine months ended September 30, 2020, respectively.

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

When a loan is modified, it is measured based upon the present value of future cash flows discounted at the contractual interest rate of the original loan agreement or the fair value of collateral less selling costs if the loan is collateral dependent. If the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance or a charge-off of the loan.

There were no loans outstanding with a TDR designation at September 30, 2021 or December 31, 2020. At September 30, 2020, there was one loan outstanding with a TDR designation.

Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as subsequently amended by the Consolidated Appropriations Act, 2021, provided TDR relief for borrowers affected by the COVID-19 pandemic. Specifically, the CARES Act, as amended, specified that to be eligible not to be considered a TDR, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal national emergency, or (b) January 1, 2022. In accordance with section 4013 of the CARES Act, the Company elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated TDRs under existing GAAP. As of September 30, 2021, eight borrowing relationships with eight loans totaling $12.2 million were continuing to benefit from payment relief. The Company accrues and recognizes interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

The following table discloses activity in the allowance for loan losses for the periods presented.

	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
Three months ended September 30, 2021
Beginning balance	$10,108	$75	$491	$46	$188	$594	$9,194	$209	$—	$484	$764	$22,153
Charge-offs	—	—	—	—	—	—	(347)	—	—	(85)	—	(432)
Recoveries	—	—	—	—	—	—	84	—	—	43	—	127
Provision (recapture)	1,587	37	(148)	14	19	72	(1,537)	9	—	196	(249)	—
Ending balance	$11,695	$112	$343	$60	$207	$666	$7,394	$218	$—	$638	$515	$21,848
Three months ended September 30, 2020
Beginning balance	$7,501	$111	$961	$115	$218	$881	$7,086	$119	$—	$876	$37	$17,905
Charge-offs	—	—	—	—	—	—	(280)	—	—	—	—	(280)
Recoveries	—	—	—	—	—	—	31	—	—	46	—	77
Provision (recapture)	549	(1)	(228)	(1)	(14)	(377)	1,940	11	—	(185)	156	1,850
Ending balance	$8,050	$110	$733	$114	$204	$504	$8,777	$130	$—	$737	$193	$19,552

Nine months ended September 30, 2021
Beginning balance	$9,358	$77	$821	$87	$220	$615	$9,476	$179	$—	$632	$724	$22,189
Charge-offs	—	—	—	—	—	—	(786)	—	—	(157)	—	(943)
Recoveries	—	—	—	—	—	—	219	—	—	184	—	403
Provision (recapture)	2,337	35	(478)	(27)	(13)	51	(1,515)	39	—	(21)	(209)	199
Ending balance	$11,695	$112	$343	$60	$207	$666	$7,394	$218	$—	$638	$515	$21,848
Nine months ended September 30, 2020
Beginning balance	$6,331	$109	$661	$116	$224	$1,382	$4,976	$88	$—	$601	$427	$14,915
Charge-offs	—	—	—	—	—	—	(1,217)	—	—	(486)	—	(1,703)
Recoveries	—	—	—	—	90	—	147	—	—	102	—	339
Provision (recapture)	1,719	1	72	(2)	(110)	(878)	4,871	42	—	520	(234)	6,001
Ending balance	$8,050	$110	$733	$114	$204	$504	$8,777	$130	$—	$737	$193	$19,552

The following table summarizes the allocation of the allowance for loan losses by impairment methodology for the periods presented.

	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
As of September 30, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$134	$—	$—	$—	$—	$134
Loans collectively evaluated for impairment	11,695	112	343	60	207	666	7,260	218	—	638	515	21,714
Ending balance	$11,695	$112	$343	$60	$207	$666	$7,394	$218	$—	$638	$515	$21,848
Loans:
Ending balance individually evaluated for impairment	$126	$—	$—	$—	$179	$—	$252	$—	$—	$—	$—	$557
Ending balance collectively evaluated for impairment	1,316,934	15,726	47,511	8,438	29,175	55,077	136,913	21,655	61,499	13,528	—	1,706,456
Ending balance	$1,317,060	$15,726	$47,511	$8,438	$29,354	$55,077	$137,165	$21,655	$61,499	$13,528	$—	$1,707,013

As of December 31, 2020:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	9,358	77	821	87	220	615	9,476	179	—	632	724	22,189
Ending balance	$9,358	$77	$821	$87	$220	$615	$9,476	$179	$—	$632	$724	$22,189
Loans:
Ending balance individually evaluated for impairment	$137	$—	$—	$—	$183	$—	$132	$—	$—	$—	$—	$452
Ending balance collectively evaluated for impairment	1,002,360	10,600	91,760	11,914	30,248	50,164	138,544	17,526	147,965	4,921	—	1,506,002
Ending balance	$1,002,497	$10,600	$91,760	$11,914	$30,431	$50,164	$138,676	$17,526	$147,965	$4,921	$—	$1,506,454

As of September 30, 2020:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$63	$—	$—	$15	$—	$78
Loans collectively evaluated for impairment	8,050	110	733	114	204	504	8,714	130	—	722	193	19,474
Ending balance	$8,050	$110	$733	$114	$204	$504	$8,777	$130	$—	$737	$193	$19,552
Loans:
Ending balance: individually evaluated for impairment	$911	$—	$—	$—	$186	$—	$370	$—	$—	$15	$—	$1,482
Ending balance: collectively evaluated for impairment	948,689	15,485	97,344	16,034	28,604	52,352	126,424	12,933	252,790	5,767	—	1,556,422
Ending balance	$949,600	$15,485	$97,344	$16,034	$28,790	$52,352	$126,794	$12,933	$252,790	$5,782	$—	$1,557,904

Pledged Loans

The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $713.3 million and $1.1 billion at September 30, 2021 and December 31, 2020, respectively. In addition, the Company pledges eligible Tenants in Common loans, which totaled $25.3 million and $61.6 million at September 30, 2021 and December 31, 2020, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 7, Long Term Debt and Other Borrowings, for further discussion of these borrowings.

Related Party Loans

The Company has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their businesses or associates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Loan commitment to insiders and affiliates, net of cash collateral, totaled $9.6 million at September 30, 2021 and $1.6 million at December 31, 2020.

Note 6: Interest-Bearing Deposits

Interest-bearing deposits consisted of the following as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Savings	$78,955	$49,714
Money market	984,155	844,445
Interest checking accounts	155,881	146,553
Time, $250 or more	27,870	7,568
Other time	26,065	40,034
Total interest-bearing deposits	$1,272,926	$1,088,314

Time deposits totaled $53.9 million and $47.6 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)	September 30, 2021
Year
2021	$52,970
2022	574
2023	391
2024	—
2025	—
Total time deposits	$53,935

Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market deposits. Through this network the Company offers customers access to Federal Deposit Insurance Corporation (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of network deposits for September 30, 2021 and December 31, 2020. There were no one-way deposits at September 30, 2021 and December 30, 2020. The composition of network deposits as of September 30, 2021 and December 31, 2020 was as follows:

(in thousands)	September 30, 2021	December 31, 2020
CDARS	$22,405	$35,534
ICS	363,827	266,519
Total network deposits	$386,232	$302,053

As of September 30, 2021 and December 31, 2020, deposits from related parties (directors, executive officers, and principal shareholders) totaled $60.7 million and $42.5 million, respectively.

Interest expense recognized on interest-bearing deposits for periods ended September 30, 2021, and 2020 consisted of the following:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Savings	$19	$18	$53	$80
Money market	390	1,476	1,447	4,883
Interest checking accounts	37	96	113	315
Time, $250 or more	11	62	26	780
Other time	23	112	108	332
Total interest expense on interest-bearing deposits	$480	$1,764	$1,747	$6,390

Note 7: Long Term Debt and Other Borrowings

Subordinated notes: On November 8, 2019, the Company completed a private placement of $3.75 million of fixed-to-floating rate subordinated notes to certain qualified investors. All of the debt was purchased by four existing members of the board of directors or their affiliates. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 5.50% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR rate plus 354.4 basis points (3.66% as of September 30, 2021) until maturity. The notes include a right of prepayment, on or after September 15, 2022 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.

The Company has $25.0 million in principal of fixed-to-floating rate subordinated notes to certain qualified investors, of which $8.0 million is owned by an entity that is controlled by a member of the board of directors and three principal shareholders. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR rate plus 404.4 basis points (4.16% as of September 30, 2021) until maturity. The notes include a right of prepayment, on or after September 15, 2022 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.

The subordinated notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. Debt issuance costs incurred in conjunction with the notes were $0.6 million, of which $0.3 million has been amortized through September 30, 2021. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At September 30, 2021 and December 31, 2020, the Company’s subordinated debt outstanding was $28.4 million and $28.3 million, respectively.

Other borrowings: In 2005, and through an amendment in 2014, the Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $523.3 million at September 30, 2021 and $519.3 million at December 31, 2020. At September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings. As of September 30, 2021 and December 31, 2020, the Company had letters of credit (“LC”) issued on its behalf totaling $319.5 million and $293.5 million, respectively, as discussed below.

As of September 30, 2021, LCs totaling $29.5 million were pledged to secure State of California deposits and $290.0 million were pledged to secure local agency deposits. As of December 31, 2020, LCs totaling $13.5 million were pledged to secure State of California deposits and $280.0 million were pledged to secure local agency deposits. The LCs issued reduced the Company’s available borrowing capacity to $203.8 million and $284.8 million as of September 30, 2021 and December 31, 2020, respectively.

At December 31, 2020, the Company had three unsecured federal funds lines of credit totaling $75.0 million with three of its correspondent banks, respectively. During the quarter ended September 30, 2021, the Company entered into two new unsecured federal funds lines of credit, totaling $25.0 million and $50.0 million, respectively. As a result, at September 30, 2021, the Company had five unsecured federal funds lines of credit totaling $150.0 million with five of its correspondent banks, respectively. There were no amounts outstanding at September 30, 2021 and December 31, 2020.

At September 30, 2021 and December 31, 2020, the Company had the ability to borrow from the Federal Reserve Discount Window. At September 30, 2021 and December 31, 2020, the borrowing capacity under this arrangement was $14.8 million and $25.9 million, respectively. There were no amounts outstanding at September 30, 2021 and December 31, 2020. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios.

Note 8: Income Taxes

The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with the IPO and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. As such, any periods prior to May 5, 2021 will only reflect an effective state income tax rate and corresponding tax expense. Pro forma net income is calculated by adding back S Corporation tax to net income and using a combined C Corporation effective tax rate for federal and state income taxes of 29.56%. For the 2021 periods presented below, the tax rate reflects the actual effective tax rate for the three and nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2021 excludes the effect of the discrete deferred tax adjustment of $4.6 million, discussed in detail below, which offset the provision for income taxes. The following reconciliation table provides a detailed calculation of pro forma provision for income taxes:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income before provision for income taxes	$13,296	$9,678	$34,518	$27,434
Effective/pro forma tax rate	17.07%	29.56%	23.25%	29.56%
Pro forma provision for income taxes	$2,270	$2,861	$8,024	$8,109

In conjunction with the termination of the Subchapter S corporation status, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to differences between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a net deferred tax asset of $5.4 million and a reduction to the provision for income taxes of $4.6 million during the nine months ended September 30, 2021.

The provision for income tax for the three and nine months ended September 30, 2021 and 2020 differs from the statutory federal rate of 21.00% due to the following items, which relate primarily to the Company’s conversion from an S Corporation to a C Corporation:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Statutory U.S. federal income tax	$2,792	$2,032	$7,249	$5,761
Increase (decrease) resulting from:
Benefit of S Corporation status	(964)	(2,032)	(3,968)	(5,761)
State taxes	1,138	341	2,963	968
C Corp conversion federal rate change	—	—	1,484	—
Deferred tax asset adjustment	—	—	(4,638)	—
Other	(696)	—	296	—
Provision for income taxes	$2,270	$341	$3,386	$968

For the three and nine months ended September 30, 2021, the Company’s effective tax rate differed from the statutory California tax rate of 3.50% used prior to May 5, 2021 and the statutory federal and state tax rate, net of federal benefit, of 29.56% used May 5, 2021 and after, as the effective tax rate primarily represents the weighted average rate between the S Corporation tax rate of 3.50% and the C Corporation tax rate of 29.56% based on the number of days the Company was each type of corporation during 2021.

Note 9: Shareholders’ Equity

Dividends

On July 6, 2021, the board of directors declared a $0.15 per common share dividend, totaling $2.6 million.

Stock-Based Incentive Arrangement

The Company’s stock-based compensation consists of RSAs issued under its historical stock-based incentive arrangement (the “Historical Incentive Plan”) and RSAs issued under the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”). The Historical Incentive Plan consisted of RSAs for certain executive officers of the Company including the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Regulatory Officer, and Chief Banking Officer. The arrangement, which may be renewed annually at the sole discretion of the board of directors, provides that these executive officers will receive shares of restricted common stock of the Company, with the number of shares granted based upon achieving certain performance objectives, that vest over three years. These objectives include, but are not limited to, net income adjusted for the provision for loan losses, deposit growth, efficiency ratio, net interest margin, and asset quality. Compensation expense is recognized over the service period, which is equal to the vesting period of the shares based on the fair value of the shares at issue date.

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

The Company granted no restricted shares during the three months ended September 30, 2021 and 2020, and 173,207 and 8,148 restricted shares during the nine months ended September 30, 2021 and 2020, respectively. In addition, 1,700 and no restricted shares were forfeited during the three months ended September 30, 2021 and 2020, respectively, and 4,422 and no restricted shares were forfeited during the nine months ended September 30, 2021 and 2020, respectively. Non-cash stock compensation expense recognized for the three months ended September 30, 2021 and 2020 was $0.2 million and $0.4 million, respectively. Non-cash stock compensation expense recognized for the nine months ended September 30, 2021 and 2020 was $1.2 million and $0.5 million, respectively.

At September 30, 2021 and 2020, respectively, there were 127,851 and 11,568 unvested restricted shares. As of September 30, 2021, there was approximately $2.4 million of unrecognized compensation expense related to the 127,851 unvested restricted shares. The holders of unvested RSAs are entitled to dividends on the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 was immaterial.

The following table summarizes information about unvested restricted shares:

	For the three months ended September 30,				For the nine months ended September 30,
	2021		2020		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	129,551	$19.95	11,568	$21.25	11,568	$21.25	15,794	$21.03
Shares granted	—	—	—	—	173,207	19.89	8,148	21.00
Shares vested	—	—	—	—	(52,502)	20.10	(12,374)	20.81
Shares forfeited	(1,700)	20.00	—	—	(4,422)	19.31	—	—
End of the period balance	127,851	19.95	11,568	21.25	127,851	19.95	11,568	21.25

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

(in thousands)	September 30, 2021	December 31, 2020
Commercial lines of credit	$118,902	$107,231
Undisbursed construction loans	30,481	50,442
Undisbursed commercial real estate loans	40,653	39,946
Agricultural lines of credit	6,948	11,553
Undisbursed agricultural real estate loans	3,426	5,945
Other	3,214	920
Total commitments and standby letters of credit	$203,624	$216,037

The Company records an allowance for loan losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for loan losses on unfunded commitments totaled $0.1 million as of September 30, 2021 and December 31, 2020, which is recorded in interest payable and other liabilities in the consolidated balance sheets.

Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.

In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 86.04% of the Company’s loan portfolio at September 30, 2021 and 79.23% of the Company’s loan portfolio at December 31, 2020. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.

Deposit concentrations: At September 30, 2021, the Company had 64 deposit relationships that exceeded $5.0 million each, totaling $1.1 billion, or approximately 51.32% of total deposits. The Company’s largest single deposit relationship at September 30, 2021 totaled $190.2 million, or approximately 8.77% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.

Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $250.1 million and $118.0 million at September 30, 2021 and December 31, 2020, respectively.

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

The Company leases its Sacramento loan production office from a partnership comprised of some of the Company’s shareholders and certain members of the board of directors. The Sacramento loan production office lease extends through April 2023. Additionally, the Company leased its Natomas branch from the same partnership of related parties until July 13, 2021, at which time ownership of the property was transferred to an unrelated third-party landlord. Rent expense paid to the partnership was insignificant for the three months ended September 30, 2021, $0.1 million for the nine months ended September 30, 2021, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, under these leases.

The following table shows the future minimum lease payments and weighted average remaining lease terms under the Company’s operating lease arrangements as of September 30, 2021.

(in thousands)	September 30, 2021
2021	$261
2022	1,078
2023	1,009
2024	984
2025	768
Thereafter	1,755
Total	$5,855
Weighted average remaining term (in years)	4.90

Litigation Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Note 11: Derivative Financial Instruments and Hedging Activities

The Company has a lending arrangement with one of its borrowers that contains a structured prepayment provision and interest rate swap, which for accounting purposes is considered a derivative. The transaction between the Company and the borrower in effect is a floating rate loan combined with a pay floating/receive fixed interest rate swap. To offset the interest rate risk of this lending arrangement, management entered into a separate interest rate swap with a separate counterparty that mirrors the interest rate swap with the borrower. The net economic effect of the arrangement for the borrower is a fixed rate loan of 7.81%, and for the Company is a floating rate loan of LIBOR plus 2.35%, adjusting monthly. The loan balance as of September 30, 2021 and December 31, 2020 was $0.8 million, with monthly amortization through its maturity in April 2027. The notional amounts of the two interest rate swaps are the same as the loan balance, and they amortize and mature similarly. The notional amounts of the interest rate swap transactions do not represent amounts exchanged by the parties. The amounts exchanged are determined by reference to the notional amounts and the other terms of the individual interest rate swap agreements. The two derivatives are carried at fair value and $0.1 million and $0.1 million were reported in other assets at September 30, 2021 and December 31, 2020, respectively. The related liabilities of $0.1 million and $0.1 million were reported in other liabilities at September 30, 2021 and December 31, 2020, respectively.

Note 12: Subsequent Events

On October 5, 2021, the board of directors declared a $0.15 per common share dividend, totaling $2.6 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1 filed in connection with its IPO (the “Registration Statement”), which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 4, 2021. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Company Overview

Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and two loan production offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At September 30, 2021, we had total assets of $2.4 billion, total loans, net of allowance for loan losses, of $1.7 billion, and total deposits of $2.2 billion.

Factors Affecting Comparability of Financial Results

S Corporation Status

Beginning at our inception, we elected to be taxed for U.S. federal income tax purposes as an S Corporation. In conjunction with our initial public offering (“IPO”), we filed consents from the requisite amount of our shareholders to revoke our S Corporation election with the Internal Revenue Service (“IRS”), resulting in the commencement of our taxation as a C Corporation for U.S. federal and California state income tax purposes in the second quarter of fiscal year 2021. Prior to such revocation, our earnings were not subject to, and we did not pay, U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our consolidated financial statements. While we were not subject to, and did not pay, U.S. federal income tax, we were subject to, and paid, California S Corporation income tax at a current rate of 3.50%. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax and a higher California state income tax on our taxable earnings for each year (including the short year beginning on the date our status as an S Corporation terminated), and our consolidated financial statements reflect a provision for U.S. federal income tax and a higher California state income tax from that date forward. As a result of this change, the net income and earnings per share (“EPS”) data presented in our historical 2020 financial statements and the other related financial information set forth in this filing, which (unless otherwise specified) do not include any provision for U.S. federal income tax or the higher California state income tax rate, will not be comparable with our net income and EPS in periods after we commenced being taxed as a C Corporation. As a C Corporation, our net income is calculated by including a provision for U.S. federal income tax and a higher California state income tax rate at a combined statutory rate of 29.56%.

The termination of our status as an S Corporation may also affect our financial condition and cash flows. Historically, we made quarterly cash distributions to our shareholders in amounts estimated by us to be sufficient for them to pay estimated individual U.S. federal and California state income tax liabilities resulting from our taxable income that was “passed through” to them. However, these distributions were not consistent, as sometimes the distributions were less than or in excess of the shareholders’ estimated U.S. federal and California state income tax liabilities resulting from their ownership of our stock. In addition, these estimates were based on individual income tax rates, which may differ from the rates imposed on the income of C Corporations. As a C Corporation, no income is “passed through” to any shareholders, but, as noted above, we commenced paying U.S. federal income tax and a higher California state income tax. However, in the event of an adjustment to our reported taxable income for periods prior to the termination of our S Corporation status, it is possible that our pre-IPO shareholders would be liable for additional income taxes for those prior periods. Pursuant to the Tax Sharing Agreement we entered into with such shareholders, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, depending on the nature of the adjustment, we may be required to make a payment to such shareholders, who accepted distribution of the estimated balance of our federal accumulated adjustments account of $27.0 million under the Tax Sharing Agreement, in an amount equal to such shareholders’ incremental tax liability (including interest and penalties). In addition, the Tax Sharing Agreement provides that we will indemnify such shareholders with respect to unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminated. The amounts that we have historically distributed to our shareholders may not be indicative of the amount of U.S. federal and California state income tax that we will be required to pay going forward. Depending on our effective tax rate and our future dividend rate, our future cash flows and financial condition could be positively or adversely affected compared to our historical cash flows and financial condition.

Furthermore, deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized in net income in the three months ended June 30, 2021.

Refer to the highlights of the financial results table within the section entitled “—Executive Summary” below for the impact of being taxed as a C Corporation on our net income, EPS, and various other financial measures for the three and nine months ended September 30, 2021 and 2020.

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

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Regulation S-X. However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto.

Our most significant accounting policies are described in Note 1, Summary of Significant Accounting Policies, in our audited financial statements included in the Registration Statement. We have identified accounting policies and estimates, discussed below, that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, we may adopt the standard on the application date for private companies.

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

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

We consider an originated loan to be impaired when it is probable that the collection of all amounts due, according to the contractual terms, is unlikely. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest income is recognized on impaired loans in the same manner as non-accrual loans.

We consider a loan to be a troubled debt restructuring (“TDR”) when we have granted a concession and the borrower is experiencing financial difficulty. To determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy. A TDR loan generally is kept on non-accrual status until, among other criteria, the borrower has paid for six consecutive months with no payment defaults, at which time the TDR may be placed back on accrual status.

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

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2). Level 2 securities include U.S. agencies or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency issued bonds, privately issued collateralized mortgage obligations, and corporate bonds.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards (“RSAs”) issued to executives and directors based on the fair value of these awards at the date of grant. The fair value of RSAs is determined by considering projections of discounted cash flows available to shareholders (paid in the form of dividends) as well as comparable values for publicly traded banks of similar size and complexity. A Black-Scholes model is utilized to estimate the grant date fair value of stock options, while the estimated fair value of our common stock at the date of grant is used for RSAs. Compensation cost is recognized over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Securities Impairment

At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. Various factors are considered in the assessment, including the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third-party guarantees, and volatility of the security’s fair value. This assessment also includes a determination as to whether we intend to, or if it is more likely than not that we will be required to, sell the security before recovery of its amortized cost basis less any current-period credit losses. If we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery, an other-than-temporary impairment (“OTTI”) write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value.

Executive Summary

Net income for the three and nine months ended September 30, 2021 totaled $11.0 million and $31.1 million, respectively, compared to net income of $9.3 million and $26.5 million for the three and nine months ended September 30, 2020, respectively. Diluted EPS was $0.64 and $2.18 for the three and nine months ended September 30, 2021, compared to $0.94 and $2.72 for the corresponding periods in 2020.

The following are highlights of our operating and financial performance for the periods presented:

●	Assets. Total assets were $2.4 billion as of September 30, 2021, representing a $480.7 million, or 24.61%, increase compared to $2.0 billion as of December 31, 2020. The primary drivers of this increase are discussed below.

●	Loans. Total gross loans were $1.7 billion at September 30, 2021, compared to $1.5 billion at December 31, 2020, an increase of $202.0 million, or 13.40%. The increase was primarily attributed to a $275.4 million net increase in commercial real estate, commercial land and development, and commercial construction loans, partially offset by an $86.5 million net decrease in Paycheck Protection Program (“PPP”) loans, and an $11.6 million net increase in all other non-PPP, non-commercial real estate loans.

●	PPP Loans. As of September 30, 2021, there were 183 PPP loans outstanding totaling $61.5 million, which included 180 loans totaling $54.4 million funded during the first nine months of 2021 under the second round of the PPP stimulus plan. Approximately 72 of these PPP loans, or 39.34% of total PPP loans as of September 30, 2021, totaling $4.3 million were less than or equal to $0.15 million and had access to streamlined forgiveness processing. As of September 30, 2021, 1,258 PPP loan forgiveness applications had been submitted to the Small Business Administration (“SBA”) and forgiveness payments had been received on 1,245 of these PPP loans, totaling $292.7 million in principal and interest. We expect full forgiveness of the first round of PPP loans to be completed in the near future.

●	COVID-19 Deferments. As of September 30, 2021, eight borrowing relationships with eight loans totaling $12.2 million were on COVID-19 deferment. All loans that ended COVID-19 deferments in the quarter ended September 30, 2021 returned to their contractual payment structures prior to the COVID-19 pandemic with no risk rating downgrades to classified nor any TDR, and we anticipate that the remaining loans on COVID-19 deferment will return to their pre-COVID-19 contractual payment statuses after their COVID-19 deferments end.

●	Non-accrual Loans. Credit quality remains strong, with non-accrual loans representing $0.6 million, or 0.03% of total loans, at September 30, 2021, compared to $0.5 million, or 0.03% of total loans, at December 31, 2020. The ratio of allowance for loan losses to total loans was 1.28% at September 30, 2021 and 1.47% at December 31, 2020.

●	Return on Average Assets (“ROAA”) and Return on Average Equity (“ROAE”). ROAA and ROAE were 1.85% and 19.26%, respectively, for the quarter ended September 30, 2021, as compared to ROAA of 1.81% and ROAE of 32.33% for the quarter ended September 30, 2020. Pro forma ROAA and ROAE for the quarter ended September 30, 2021 were equal to actual ROAA and ROAE of 1.85% and 19.26%, respectively, as compared to pro forma ROAA of 1.32% and ROAE of 23.61% for the quarter ended September 30, 2020. ROAA and ROAE were 1.88% and 24.01%, respectively, for the nine months ended September 30, 2021, which decreased from ROAA of 1.97% and ROAE of 31.87% for the nine months ended September 30, 2020. Pro forma ROAA and ROAE were 1.60% and 20.43%, respectively, for the nine months ended September 30, 2021, as compared to pro forma ROAA of 1.44% and ROAE of 23.27% for the nine months ended September 30, 2020.

●	Net Interest Margin. Net interest margin was 3.60% and 3.30% in the three months ended September 30, 2021 and 2020, respectively, and 3.63% and 3.53% for the nine months ended September 30, 2021 and 2020, respectively. The fluctuations period-over-period were primarily attributed to increases in the Company’s interest-earning assets.
37

●	Efficiency Ratio. Efficiency ratio was 39.39% and 43.77% for the three and nine months ended September 30, 2021, respectively, up from 38.56% and 36.65% for the corresponding periods in 2020. The increase was primarily attributed to expenses incurred in the three and nine months ended September 30, 2021 to support organizational matters leading up to the IPO and an increase in salaries and employee benefits as a result of an increase in headcount period-over-period.

●	Deposits. Total deposits increased by $384.4 million from $1.8 billion at December 31, 2020 to $2.2 billion at September 30, 2021. Deposit increases were attributed to increases in PPP borrower-related balances and normal fluctuations in some of our large existing accounts. Non-interest-bearing deposits increased by $199.8 million in the first nine months of 2021 to $895.5 million, and represented 41.30% of total deposits at September 30, 2021, compared to 39.00% of total deposits at December 31, 2020. Our loan to deposit ratio was 78.86% at September 30, 2021, compared to 84.50% at December 31, 2020.

●	Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of September 30, 2021. The total risk-based capital ratio for the Company was 15.66% at September 30, 2021, compared to 12.18% at December 31, 2020. The ratio of tier 1 capital to average assets was 9.50% at September 30, 2021, compared to 6.58% at December 31, 2020. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.

●	Dividends. The board of directors declared a cash dividend of $0.15 per share on July 6, 2021.

Highlights of the financial results are presented in the following tables:

As of
(dollars in thousands)	September 30, 2021	December 31, 2020
Selected financial condition data:
Total assets	$2,434,493	$1,953,765
Total loans, net	1,688,135	1,485,790
Total deposits	2,168,394	1,784,001
Total subordinated notes, net	28,370	28,320
Total shareholders’ equity	226,638	133,775
Asset quality ratios:
Allowance for loan losses to total loans	1.28%	1.47%
Allowance for loan losses to total loans, excluding SBA PPP loans[1]	1.33%	1.63%
Allowance for loan losses to non-accrual loans	39.24	x	49.09	x
Non-accrual loans to total loans	0.03%	0.03%
Capital ratios:
Total capital (to risk-weighted assets)	15.66%	12.18%
Tier 1 capital (to risk-weighted assets)	12.79%	8.98%
Common equity Tier 1 capital (to risk-weighted assets)	12.79%	8.98%
Tier 1 capital (to average assets)	9.50%	6.58%
Total shareholders’ equity to total assets ratio	9.31%	6.85%
Tangible shareholders’ equity to tangible assets[2]	9.31%	6.85%
38

	For the three months ended		For the nine months ended
(dollars in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Selected operating data:
Net interest income	$19,909	$16,227	$56,253	$46,018
Provision for loan losses	—	1,850	200	6,000
Non-interest income	2,028	2,535	5,490	6,762
Non-interest expense	8,641	7,234	27,025	19,346
Net income	11,026	9,337	31,132	26,466
Net income per common share:
Basic	$0.64	$0.94	$2.18	$2.72
Diluted	$0.64	$0.94	$2.18	$2.72
Selected pro forma operating data:
Pro forma net income[3]	11,026	6,817	26,494	19,325
Pro forma provision for income taxes[3]	2,270	2,861	8,024	8,109
Pro forma net income per common share[3]:
Basic	$0.64	$0.69	$1.86	$1.98
Diluted	$0.64	$0.69	$1.86	$1.98
Performance and other financial ratios:
ROAA	1.85%	1.81%	1.88%	1.97%
ROAE	19.26%	32.33%	24.01%	31.87%
Net interest margin	3.60%	3.30%	3.63%	3.53%
Cost of funds	0.17%	0.46%	0.20%	0.61%
Efficiency ratio	39.39%	38.56%	43.77%	36.65%
Cash dividend payout ratio on common stock[4]	23.29%	79.55%	201.50%	71.82%
Selected pro forma ratios:
Pro forma ROAA[3,5]	1.85%	1.32%	1.60%	1.44%
Pro forma ROAE[3,5]	19.26%	23.61%	20.43%	23.27%

[1]	The allowance for loan losses to total loans, excluding SBA-guaranteed PPP loans, is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Allowance for loan losses to total loans, excluding SBA-guaranteed PPP loans, is defined as allowance for loan losses, divided by total loans less SBA-guaranteed PPP loans. The most directly comparable GAAP financial measure is allowance for loan losses to total loans.

[2]	Tangible shareholders’ equity to tangible assets is considered to be a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Tangible shareholders’ equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total shareholders’ equity to total assets. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible shareholders’ equity to tangible assets is the same as total shareholders’ equity to total assets as of each of the dates indicated.

[3]	For the three months ended September 30, 2020, we calculate our pro forma net income, provision for income taxes, net income per common share, ROAA, and ROAE by adding back our S Corporation tax to net income and applying a combined C Corporation effective tax rate for U.S. federal and California state income taxes of 29.56%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. For the three months ended September 30, 2021, our pro forma provision for income tax expense is the same as our actual C Corporation provision given that the Company was taxed as a C Corporation for the entirety of the three month period, and thus pro forma calculations for the three months ended September 30, 2021 are equal to actuals. For the nine months ended September 30, 2021, we calculate our pro forma net income, provision for income taxes, net income per common share, ROAA, and ROAE using an effective tax rate of 23.25%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4.6 million, discussed in the section entitled “Provision for Income Taxes” below.

[4]	Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic net income per common share.

[5]	Pro forma ROAA and ROAE are calculated using pro forma net income balances, with no adjustments to average assets and average equity balances.
39

RESULTS OF OPERATIONS

The following discussion of our results of operations compares the three months ended September 30, 2021 to the three months ended September 30, 2020 and the nine months ended September 30, 2021 to the nine months ended September 30, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Net interest income increased by $3.7 million, or 22.69%, to $19.9 million for the quarter ended September 30, 2021 from $16.2 million for the quarter ended September 30, 2020. Our net interest margin of 3.60% for the quarter ended September 30, 2021 increased from our net interest margin of 3.30% for the quarter ended September 30, 2020, primarily due to an increase in interest-earning assets, which increased from an average balance of $2.0 billion for the three months ended September 30, 2020 to an average balance of $2.2 billion for the three months ended September 30, 2021.

Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the three months ended			For the three months ended
	September 30, 2021			September 30, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks[1]	$412,953	$175	0.17%	$311,349	$199	0.25%
Investment securities[2]	157,305	571	1.44%	102,820	501	1.94%
Loans[1,3]	1,625,995	20,086	4.90%	1,539,239	17,734	4.58%
Total interest-earning assets[1]	2,196,253	20,832	3.76%	1,953,408	18,434	3.75%
Interest receivable and other assets, net	168,906			94,412
Total assets	$2,365,159			$2,047,820
Liabilities and shareholders’ equity
Interest-bearing transaction accounts	$149,479	$38	0.10%	$146,700	$98	0.27%
Savings accounts	76,669	19	0.10%	41,063	17	0.17%
Money market accounts	966,629	389	0.16%	1,018,594	1,476	0.58%
Time accounts	54,314	34	0.25%	94,896	173	0.73%
Subordinated debt[1]	28,359	443	6.20%	28,292	443	6.23%
Total interest-bearing liabilities	1,275,450	923	0.29%	1,329,545	2,207	0.67%
Demand accounts	853,017			597,097
Interest payable and other liabilities	9,537			6,289
Shareholders’ equity	227,155			114,889
Total liabilities & shareholders’ equity	$2,365,159			$2,047,820
Net interest spread[4]			3.48%			3.09%
Net interest income/margin[5]		$19,909	3.60%		$16,227	3.30%

[1]	Interest income/expense is divided by the actual number of days in the period multiplied by the actual number of days in the year to correspond to stated interest rate terms, where applicable.

[2]	Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity. Investment security interest is earned on 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.

[3]	Average loan balance includes both loans held for investment and loans held for sale. Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

[4]	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

[5]	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets, then annualized based on the number of days in the given period.
40

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

	For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$43	$(67)	$(24)
Investment securities	199	(128)	71
Loans	1,094	1,257	2,351
Total interest-earning assets	2,354	44	2,398
Interest-bearing transaction accounts	(1)	61	60
Savings accounts	(9)	7	(2)
Money market accounts	21	1,065	1,086
Time accounts	25	114	139
Subordinated debt	(1)	1	—
Total interest-bearing liabilities	39	1,245	1,284
Changes in net interest income/margin	$2,393	$1,289	$3,682

Total interest income increased by $2.4 million, or 13.01%, to $20.8 million for the three months ended September 30, 2021 as compared to $18.4 million for the corresponding period for 2020. For the three months ended September 30, 2021, interest income from loans increased by $2.4 million to $20.1 million, as the average daily balance of loans increased by $86.8 million, or 5.64%, compared to the same period of 2020. This increase in interest income from greater average loan balances was complemented by a 32 basis points increase in loan yield to 4.90% for the three months ended September 30, 2021 as compared to the same period of 2020. Additionally, $1.8 million of fee income from forgiven PPP loans was recognized in the three months ended September 30, 2021, compared to $1.0 million during the same period of 2020. Excluding PPP loans, average loan balances increased by $250.7 million to $1.5 billion, and the yield declined by 31 basis points for the three months ended September 30, 2021 compared to the same period of 2020. Average loan balance, excluding PPP loans, is considered to be a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Total interest expense decreased by $1.3 million to $0.9 million for the three months ended September 30, 2021 from $2.2 million for the same period of 2020. Interest expense on customer deposits decreased by $1.3 million to $0.5 million for the three months ended September 30, 2021 from $1.8 million for the same period of 2020. This decrease is due to the cost of interest-bearing liabilities declining by 38 basis points for the three months ended September 30, 2021 from 0.67% for the same period of 2020, reflecting the decline in overall interest rates during the period.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Net interest income increased by $10.2 million, or 22.24%, to $56.3 million for the nine months ended September 30, 2021 from $46.0 million for the nine months ended September 30, 2020. Our net interest margin of 3.63% for the nine months ended September 30, 2021 increased from our net interest margin of 3.53% for the nine months ended September 30, 2020, primarily due to an increase in interest-earning assets, which increased from an average balance of $1.7 billion for the nine months ended September 30, 2020 to an average balance of $2.1 billion for the nine months ended September 30, 2021.

Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the nine months ended			For the nine months ended
	September 30, 2021			September 30, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks[1]	$351,812	$404	0.15%	$245,565	$1,073	0.58%
Investment securities[2]	143,207	1,601	1.49%	86,343	1,347	2.08%
Loans[1,3]	1,577,177	57,325	4.86%	1,408,877	51,318	4.87%
Total interest-earning assets[1]	2,072,196	59,330	3.83%	1,740,785	53,738	4.12%
Interest receivable and other assets, net	145,362			58,008
Total assets	$2,217,558			$1,798,793
Liabilities and shareholders’ equity
Interest-bearing transaction accounts	$151,611	$113	0.10%	$141,281	$318	0.30%
Savings accounts	71,069	53	0.10%	36,994	79	0.28%
Money market accounts	928,170	1,447	0.21%	851,722	4,880	0.77%
Time accounts	45,772	134	0.39%	116,466	1,113	1.28%
Subordinated debt[1]	28,341	1,330	6.27%	28,275	1,330	6.28%
Total interest-bearing liabilities	1,224,963	3,077	0.34%	1,174,738	7,720	0.88%
Demand accounts	809,216			509,565
Interest payable and other liabilities	9,993			3,580
Shareholders’ equity	173,386			110,910
Total liabilities & shareholders’ equity	$2,217,558			$1,798,793
Net interest spread[4]			3.49%			3.24%
Net interest income/margin[5]		$56,253	3.63%		$46,018	3.53%

[1]	Interest income/expense is divided by the actual number of days in the period multiplied by the actual number of days in the year to correspond to stated interest rate terms, where applicable.

[2]	Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity. Investment security interest is earned on 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.

[3]	Average loan balance includes both loans held for investment and loans held for sale. Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

[4]	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

[5]	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets, then annualized based on the number of days in the given period.

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

	For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$122	$(791)	$(669)
Investment securities	635	(380)	255
Loans	6,074	(68)	6,006
Total interest-earning assets	9,446	(3,854)	5,592
Interest-bearing transaction accounts	(9)	214	205
Savings accounts	(26)	51	25
Money market accounts	(119)	3,554	3,435
Time accounts	208	770	978
Subordinated debt	(2)	2	—
Total interest-bearing liabilities	(125)	4,768	4,643
Changes in net interest income/margin	$9,321	$914	$10,235
42

Total interest income increased by $5.6 million, or 10.41%, to $59.3 million for the nine months ended September 30, 2021 as compared to $53.7 million for the same period for 2020. For the nine months ended September 30, 2021, interest income from loans increased by $6.0 million to $57.3 million, as the average daily balance of loans increased by $168.3 million, or 11.95%, compared to the same period of 2020. This increase in interest income increase from greater average loan balances was partially offset by a 43 basis points decrease yield on interest-earning deposits with banks for the nine months ended September 30, 2021 as compared to the same period of 2020. Additionally, $5.2 million of fee income from forgiven PPP loans was recognized in the nine months ended September 30, 2021, compared to $1.8 million during the same period of 2020. Excluding PPP loans, average loan balances increased by $180.8 million to $1.4 billion and the yield declined by 39 basis points for the nine months ended September 30, 2021 compared to the same period of 2020. Average loan balance excluding PPP loans is considered to be a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Total interest expense decreased by $4.6 million to $3.1 million for the nine months ended September 30, 2021 from $7.7 million for the same period of 2020. Interest expense on customer deposits decreased by $4.6 million to $1.7 million for the nine months ended September 30, 2021 from $6.4 million for the same period of 2020. This decrease is due to the cost of interest-bearing liabilities declining by 54 basis points for the nine months ended September 30, 2021 from 0.88% for the same period of 2020, reflecting the decline in overall interest rates as well as a shift from interest-bearing deposits to non-interest-bearing demand deposits during the period.

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

Three months ended September 30, 2021 compared to three months ended September 30, 2020

We recorded no a provision for loan losses in the third quarter of 2021, compared to a $1.9 million provision for loan losses for the same period of 2020. The decline of $1.9 million for the provision period-over-period was primarily due to improvements in the economy overall, as the impact of the COVID-19 pandemic began to decline in significance within California and other states where our collateral is located, resulting in favorable economic conditions for our borrowers.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

We recorded a $0.2 million provision for loan losses in the first nine months of 2021, compared to a $6.0 million provision for loan losses for the same period of 2020. The decline of $5.8 million for the provision, period-over-period, was primarily due to improvements in the economy overall, as the impact of the COVID-19 pandemic began to decline in significance within California and other states where our collateral is located, resulting in favorable economic conditions for our borrowers.

Non-interest Income

Non-interest income is a secondary contributor to our net income. Non-interest income consists primarily of net gain on sale of loans, net gain on the sale of securities, FHLB dividends, and other fee income, including loan-related fees and fees related to customer deposits.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Non-interest income decreased by $0.5 million, or 20.00%, during the three months ended September 30, 2021 to $2.0 million, compared to $2.5 million for the three months ended September 30, 2020.

The following table details the components of non-interest income for the periods indicated.

	For the three months ended		Amount	%
(dollars in thousands)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$112	$93	$19	20.43%
Net gain on sale of securities	435	275	160	58.18%
Gain on sale of loans	988	1,194	(206)	(17.25)%
Loan-related fees	87	710	(623)	(87.75)%
FHLB stock dividends	100	74	26	35.14%
Earnings on bank owned life insurance	68	59	9	15.25%
Other income	238	130	108	83.08%
Total non-interest income	$2,028	$2,535	$(507)	(20.00)%

Net gain on sale of securities. Gain on sale of securities increased by $0.2 million, or 58.18%, to $0.4 million for the three months ended September 30, 2021 compared to $0.3 million for the three months ended September 30, 2020. The increase is related to a higher volume of securities sold in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020. During the three months ended September 30, 2021, approximately $24.6 million of municipal securities, mortgage-backed securities, and U.S. government treasuries were sold, compared to approximately $7.7 million of municipal and mortgage-backed securities which were sold during the three months ended September 30, 2020.

Gain on sale of loans. Gain on sale of loans decreased by $0.2 million, or 17.25%, to $1.0 million for the three months ended September 30, 2021, as compared to $1.2 million for the three months ended September 30, 2020. The decline in gain on sale of loans is related to a change in the fiscal transfer agent in the SBA’s 7(a) loan guarantee program, effective August 30, 2021. The change in transfer agent slowed the Company’s ability to sell loans in September 2021, thus resulting in a decline in gain on sale of loans. Additionally, the decline in gain on sale of loans resulted from lower volumes period over period.

Loan-related fees. Loan-related fees are primarily comprised of appraisal fees, insurance and taxes, loan-related legal fees, Uniform Commercial Code (“UCC”) filing fees, credit report fees, inspection fees, and amortization of servicing assets. Loan-related fees declined by $0.6 million, or 87.75%, to $0.1 million for the three months ended September 30, 2021, compared to $0.7 million for the three months ended September 30, 2020. The decrease in loan-related fees resulted primarily from a $0.3 million decrease in swap referral fees recognized in the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020. Such fees are recognized when borrowers seeking fixed rate loans are referred to a counterparty who places the swap for the borrower. Additionally, $0.4 million of loan-related fees were earned during the quarter ended September 30, 2020 for processing micro-loans to businesses in the local area in response to COVID-19, which did not recur in the quarter ended September 30, 2021.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Non-interest income decreased by $1.3 million, or 18.81%, during the nine months ended September 30, 2021 to $5.5 million, compared to $6.8 million for the nine months ended September 30, 2020.

The following table details the components of non-interest income for the periods indicated.

	For the nine months ended		Amount	%
(dollars in thousands)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$308	$269	$39	14.50%
Net gain on sale of securities	709	1,241	(532)	(42.87)%
Gain on sale of loans	3,010	2,635	375	14.23%
Loan-related fees	420	1,875	(1,455)	(77.60)%
FHLB stock dividends	270	227	43	18.94%
Earnings on bank owned life insurance	180	174	6	3.45%
Other income	593	341	252	73.90%
Total non-interest income	$5,490	$6,762	$(1,272)	(18.81)%

Net gain on sale of securities. Gain on sale of securities declined during the nine months ended September 30, 2021 by $0.5 million, or 42.87%, to $0.7 million compared to $1.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, approximately $24.4 million of municipal securities and $10.2 million of U.S. government treasuries were sold for a net gain of $0.6 million compared to approximately $18.4 million of municipal securities and $13.5 million of corporate bonds which were sold for a net gain of $1.0 million during the nine months ended September 30, 2020.

Gain on sale of loans. Gain on sale of loans increased by $0.4 million, or 14.23%, to $3.0 million during the nine months ended September 30, 2021, as compared to $2.6 million for the nine months ended September 30, 2021. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the nine months ended September 30, 2021 was $31.7 million, compared to $49.0 million in the nine months ended September 30, 2020. The weighted average premium received was 9.49% during the nine months ended September 30, 2021 compared to 5.38% during the nine months ended September 30, 2020.

Loan-related fees. Loan-related fees decreased by $1.5 million, or 77.60%, to $0.4 million for the nine months ended September 30, 2021, compared to $1.9 million during the nine months ended September 30, 2020, of which $1.2 million of the decline related to a decrease in swap referral fees. Additionally, loan-related fees of $0.4 million were earned during the nine months ended September 30, 2020 for processing micro-loans to businesses in the local area in response to COVID-19 which did not recur during the nine months ended September 30, 2021.

Other income. Other income increased $0.3 million, or 73.90%, to $0.6 million for the nine months ended September 30, 2021, compared to $0.3 million during the nine months ended September 30, 2020, of which $0.2 million of the increase related to an increase in fee income earned on SBA loans for the nine months ended September 30, 2021 compared to September 30, 2020.

Non-interest Expense

Non-interest expense includes salaries and employee benefits, occupancy and equipment costs, data processing and software fees, FDIC insurance expense, professional services, advertising and promotional expense, loan-related fees, and other operating expenses. In evaluating our level of non-interest expense, we closely monitor our efficiency ratio. The efficiency ratio is calculated as non-interest expense divided by  the sum of net interest income and non-interest income. We constantly seek to identify ways to streamline our business and operate more efficiently, which has enabled us to reduce our non-interest expense in both absolute terms and as a percentage of our revenue while continuing to achieve growth in total loans and assets.

Over the past several years, we have invested significant resources in personnel and infrastructure. Additionally, to support corporate organizational matters leading up to the IPO, we experienced increased audit, consulting, and legal costs, particularly during the nine months ended September 30, 2021. As a result, non-interest expense is increasing  in the periods presented below; however, we do not anticipate incurring significant costs of this type in future periods, and we expect our efficiency ratio will improve  going forward due, in part, to our past investment in infrastructure.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Non-interest expense increased by $1.4 million, or 19.45%, to $8.6 million for the three months ended September 30, 2021, compared to $7.2 million for the three months ended September 30, 2020.

The following table details the components of non-interest expense for the periods indicated.

	For the three months ended		Amount	%
(dollars in thousands)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Salaries and employee benefits	$4,980	$3,969	$1,011	25.47%
Occupancy and equipment	502	447	55	12.30%
Data processing and software	611	529	82	15.50%
FDIC insurance	110	320	(210)	(65.63)%
Professional services	505	447	58	12.98%
Advertising and promotional	366	264	102	38.64%
Loan-related expenses	462	185	277	149.73%
Other operating expenses	1,105	1,073	32	2.98%
Total non-interest expense	$8,641	$7,234	$1,407	19.45%

Salaries and employee benefits. Salaries and employee benefits increased by $1.0 million, or 25.47%, to $5.0 million for the quarter ended September 30, 2021 from $4.0 million for the same period in 2020. The increase was primarily related to an increase in the number of employees from September 30, 2020 to September 30, 2021, increased commissions related to our loan and deposit growth for the quarter ended September 30, 2021  as compared to September 30, 2020, and restricted stock compensation expense recognized for employee grants of $0.2 million during the three months ended September 30, 2021  that did not occur in the corresponding period of 2020.

FDIC insurance. Our FDIC deposit insurance premium decreased by approximately $0.2 million, or 65.63%, for the quarter ended September 30, 2021 as compared to the same period in 2020. This decrease is primarily the result of an improved leverage ratio used in the FDIC assessment as a result of the Company’s IPO in May 2021.

Loan-related expenses. Loan-related expense increased by approximately $0.3 million, or 149.73%, period-over-period to $0.5 million for the quarter ended September 30, 2021, primarily as a result of a $0.2 million accrual for an SBA matter in the normal course of business.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Non-interest expense increased by $7.7 million to $27.0 million for the nine months ended September 30, 2021, compared to $19.3 million for the nine months ended September 30, 2020.

The following table details the components of non-interest expense for the periods indicated.

	For the nine months ended		Amount	%
(dollars in thousands)	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Salaries and employee benefits	$14,616	$10,444	$4,172	39.95%
Occupancy and equipment	1,394	1,239	155	12.51%
Data processing and software	1,838	1,433	405	28.26%
FDIC insurance	540	867	(327)	(37.72)%
Professional services	3,348	1,154	2,194	190.12%
Advertising and promotional	801	766	35	4.57%
Loan-related expenses	909	510	399	78.24%
Other operating expenses	3,579	2,933	646	22.03%
Total non-interest expense	$27,025	$19,346	$7,679	39.69%

Salaries and employee benefits. Salaries and employee benefits increased by $4.2 million, or 39.95%, to $14.6 million for the nine months ended September 30, 2021 from $10.4 million for the same period in 2020. The increase was primarily related to an increase in the number of employees from September 30, 2020 to September 30, 2021 and increased commissions related to our loan and deposit growth for the nine months ended September 30, 2021  as compared to the nine months ended September 30, 2020. These increases were partially offset by a $0.8 million increase in deferred loan origination costs from $2.4 million to $3.2 million for the nine months ended September 30, 2020 and 2021, respectively.

Occupancy and equipment. Occupancy and equipment increased  by $0.2 million, or 12.51% to $1.4 million for the nine months ended September 30, 2021 from $1.2 million for the same period in 2020, primarily related to an increase in depreciation expense as a result of an increase in fixed assets to support the increase in headcount and an increase in leasehold improvements completed during the nine months ended September 30, 2021.

Data processing and software. Data processing and software expenses increased by $0.4 million, or 28.26%, period-over-period to $1.8 million for the nine months ended September 30, 2021. The increase was primarily due to (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; (iii) increased costs related to improved collateral tracking, electronic statements, and mobile payment solutions; and (iv) increased number of licenses for new users on our loan origination and documentation system.

FDIC insurance. Our FDIC deposit insurance premium declined  by $0.3 million, or 37.72%, period-over-period to $0.5 million for the nine months ended September 30, 2021 as compared to the same period in 2020. This decrease is primarily the result of an improved leverage ratio.

Professional services. Professional services increased by approximately $2.2 million, or 190.12%, period-over-period to $3.3 million for the nine months ended September 30, 2021, which is due to increased audit, consulting, and legal costs incurred to support corporate organizational matters leading up to the IPO during the nine months ended September 30, 2021, which did not occur during the same period of the prior year.

Loan-related expenses. Loan-related expenses increased  by $0.4 million, or 78.24%, period-over-period to $0.9 million for the nine months ended September 30, 2021. The increase was primarily due to an overall increase in expenses to support our loan growth combined with a $0.2 million accrual for an SBA matter in the normal course of business.

Other operating expenses. Other operating expenses increased by approximately $0.6 million, or 22.03%, period-over-period to $3.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily a result of stock compensation expense recognized for director grants of $0.8 million, which were related to the IPO during the nine months ended September 30, 2021 and did not occur in the corresponding period of the 2020.

Provision for Income Taxes

The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with its IPO and became a C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. The provision recorded for the three and nine months ended September 30, 2021 was calculated using an effective tax rate of 20.77%, representing the weighted average rate between the S Corporation tax rate of 3.50% and the C Corporation tax rate of 29.56% based on the number of days as each type of corporation during 2021. As such, a $2.4 million adjustment to increase tax expense for the S Corporation period was required. Refer to the section entitled “Pro Forma C Corporation Income Tax Expense” below for a discussion on what the Company’s income tax expense and net income would have been had the Company been taxed as a C Corporation during the three and nine months ended September 30, 2020 and during the nine months ended September 30, 2021.

In conjunction with the termination of the Subchapter S corporation status as of May 5, 2021, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to differences between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a net deferred tax asset of $5.4 million and a reduction to the provision for income taxes of $4.6 million during the nine months ended September 30, 2021.

Three months ended September 30, 2021

The provision for income taxes for the quarter ended September 30, 2021 increased by $1.9 million, to $2.3 million as compared to $0.3 million during the quarter ended September 30, 2020. This increase is due to the change in the annual effective tax rate used from 3.50% to 20.77%, as noted above, as applied to estimated taxable income during the quarter ended September 30, 2021.

Nine months ended September 30, 2021

The provision for income taxes increased by $2.4 million to $3.4 million during the nine months ended September 30, 2021 as compared to $1.0 million for the nine months ended September 30, 2020. This increase is due to the change in the annual effective tax rate used from 3.50% to 20.77%, as noted above, which was partially offset by a $4.6 million reduction to the provision for income taxes relating to the adjustment of the net deferred tax assets due to the termination of the Company’s S Corporation status.

Pro Forma C Corporation Income Tax Expense

Because of the Company’s status as a Subchapter S Corporation, no U.S. federal income tax expense was recorded for a portion of the nine months ended September 30, 2021 and for the entirety of the three and nine months ended September 30, 2020. Had the Company been taxed as a C Corporation and paid U.S. federal income tax for such periods, the combined statutory income tax rate would have been 29.56% in each period. For the three and nine months ended September 30, 2020, these pro forma statutory rates reflect a U.S. federal income tax rate of 21.00% and a California state income tax rate of 8.56%, after adjustment for the federal tax benefit, on corporate taxable income. Had the Company been subject to U.S. federal income tax for each of these periods, on a statutory income tax rate pro forma basis, the provision for combined federal and state income tax would have been $2.9 million and $8.1 million for the three and nine months ended September 30, 2020, respectively. As a result of the foregoing factors, the Company’s pro forma net income (after U.S. federal and California state income tax) would have been $6.8 million and $19.3 million for the three and nine months ended September 30, 2020, respectively. The pro forma statutory rates for the nine months ended September 30, 2021 are calculated using an effective tax rate of 23.25%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4.6 million, discussed above. As a result, the Company’s pro forma provision for income taxes and pro forma net income for the nine months ended September 30, 2021 are $8.0 million and $26.5 million, respectively.

FINANCIAL CONDITION SUMMARY

The following discussion compares our financial condition as of September 30, 2021 to our financial condition as of December 31, 2020. The following table summarizes selected components of our balance sheet as of September 30, 2021 and December 31, 2020.

(dollars in thousands)	September 30, 2021	December 30, 2020
Total assets	$2,434,493	$1,953,765
Cash and cash equivalents	$530,832	$290,493
Total investments	$158,776	$122,928
Total loans, net	$1,688,135	$1,485,790
Total deposits	$2,168,394	$1,784,001
Total subordinated notes, net	$28,370	$28,320
Total shareholders’ equity	$226,638	$133,775

Total Assets

At September 30, 2021, total assets were $2.4 billion, an increase of $480.7 million, from $2.0 billion at December 31, 2020, primarily due to increases in cash and cash equivalents and the loan portfolio, as discussed below.

Cash and Cash Equivalents

Total cash and cash equivalents were $530.8 million at September 30, 2021, an increase of $240.3 million, as compared to $290.5 million at December 31, 2020. The increase in cash and cash equivalents was primarily a result of net income recognized of $31.1 million, an increase in deposits of $384.4 million, and net proceeds of $111.2 million from the issuance of 6,054,750 shares of common stock in our IPO. These increases were partially offset by purchases of securities of $92.1 million, loan originations and advances, net of principal collected, of $201.9 million, and cash distributions of $49.4 million during the nine months ended September 30, 2021.

Investment Portfolio

Our investment portfolio is primarily comprised of guaranteed U.S. government agency securities and obligations of states and political subdivisions, which are high-quality liquid investments. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk that is reflective of the yields obtained on those securities. Most of our securities are classified as available-for-sale, although we have one long-term, fixed rate municipal security classified as held-to-maturity.

Our total securities held for investment and available-for-sale amounted to $158.8 million at September 30, 2021 and $122.9 million at December 31, 2020, an increase of $35.9 million. The increase was primarily due to purchases of $92.1 million of mortgage-backed securities, obligations of states and political subdivisions, and U.S. government treasuries to deploy excess cash into interest-earning assets in a more favorable interest rate environment and was partially offset by the sale of $40.8 million of low-yielding obligations of states and political subdivisions, and paydowns, calls, and maturities of $13.6 million.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

	As of
(dollars in thousands)	September 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agencies	$21,654	13.64%	$31,828	25.89%
Mortgage-backed securities	77,927	49.08%	23,932	19.47%
Obligations of states and political subdivisions	51,653	32.53%	58,420	47.52%
Collateralized mortgage obligations	592	0.37%	769	0.63%
Corporate bonds	1,995	1.26%	—	—
Total available-for-sale	153,821	96.88%	114,949	93.51%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	4,955	3.12%	7,979	6.49%
	$158,776	100.00%	$122,928	100.00%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of September 30, 2021:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Available-for-sale:
U.S. government agencies	$—	—	$1,618	1.91%	$4,338	0.67%	$15,698	0.67%	$21,654	0.76%
Mortgage-backed securities	—	—	—	—	3	6.89%	77,924	1.43%	77,927	1.43%
Obligations of states and political subdivisions	—	—	528	2.80%	4,610	1.67%	46,515	1.66%	51,653	1.67%
Collateralized mortgage obligations	—	—	—	—	—	—	592	1.72%	592	1.72%
Corporate bonds	—	—	1,995	1.25%	—	—	—	—	1,995	1.25%
Total available-for-sale	—	—	4,141	1.71%	8,951	1.19%	140,729	1.42%	153,821	1.42%

Held-to-maturity:
Obligations of states and political subdivisions	—	—	—	—	4,955	6.00%	—	—	4,955	6.00%
	$—	—	$4,141	1.71%	$13,906	2.90%	$140,729	1.42%	$158,776	1.56%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of December 31, 2020:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Available-for-sale:
U.S. government agencies	$—	—	$—	—	$7,708	1.22%	$24,120	0.97%	$31,828	1.03%
Mortgage-backed securities	—	—	—	—	—	—	23,932	1.12%	23,932	1.12%
Obligations of states and political subdivisions	—	—	1,206	2.52%	8,599	1.57%	48,615	1.65%	58,420	1.66%
Collateralized mortgage obligations	—	—	—	—	—	—	769	1.70%	769	1.70%
Total available-for-sale	—	—	1,206	2.52%	16,307	1.40%	97,436	1.35%	114,949	1.37%

Held-to-maturity:
Obligations of states and political subdivisions	—	—	—	—	—	—	7,979	6.00%	7,979	6.00%
	$—	—	$1,206	2.52%	$16,307	1.40%	$105,415	1.70%	$122,928	1.67%

Weighted average yield for securities available-for-sale is the projected yield to maturity given current cash flow projections for U.S. government agencies, mortgage-backed securities, and collateralized mortgage obligations and is a yield to worst for callable municipal securities  and corporate bonds. Weighted average yield for securities held-to-maturity is the stated coupon of the bond.

A summary of the book value and fair value related to securities as of September 30, 2021 and December 31, 2020 is presented below.

		Gross Unrealized
(dollars in thousands)	Book Value	Gains	(Losses)	Fair Value
September 30, 2021
Available-for-sale:
U.S. government agencies	$21,780	$108	$(234)	$21,654
Mortgage-backed securities	78,301	198	(572)	77,927
Obligations of states and political subdivisions	51,189	661	(197)	51,653
Collateralized mortgage obligations	580	12	—	592
Corporate bonds	2,000	—	(5)	1,995
Total available-for-sale	$153,850	$979	$(1,008)	$153,821
Held-to-maturity:
Obligations of states and political subdivisions	$4,995	$256	$—	$5,211
December 31, 2020
Available-for-sale:
U.S. government agencies	$32,069	$111	$(352)	$31,828
Mortgage-backed securities	23,601	338	(7)	23,932
Obligations of states and political subdivisions	57,137	1,291	(8)	58,420
Collateralized mortgage obligations	748	21	—	769
Total available-for-sale	$113,555	$1,761	$(367)	$114,949
Held-to-maturity:
Obligations of states and political subdivisions	$7,979	$776	$—	$8,755

The unrealized losses on securities are attributed to interest rate changes rather than the marketability of the securities or the issuer’s ability to honor redemption of the obligations, as the securities with losses are all obligations of or guaranteed by agencies sponsored by the U.S. government. We have adequate liquidity and the ability and intent to hold these securities to maturity, resulting in full recovery of the indicated impairment. Accordingly, none of the unrealized losses on these securities have been determined to be other than temporary.

Loan Portfolio

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting. As of September 30, 2021 and December 31, 2020, our total loans amounted to $1.7 billion and $1.5 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$1,317,060	76.93%	$1,002,497	66.33%
Commercial land and development	15,726	0.92%	10,600	0.70%
Commercial construction	47,511	2.77%	91,760	6.07%
Residential construction	8,438	0.49%	11,914	0.79%
Residential	29,354	1.71%	30,431	2.01%
Farmland	55,077	3.22%	50,164	3.32%
Commercial:
Secured	137,165	8.01%	138,676	9.18%
Unsecured	21,655	1.26%	17,526	1.16%
PPP	61,499	3.59%	147,965	9.79%
Consumer and other	13,528	0.79%	4,921	0.33%
Total loans held for investment	1,707,013	99.69%	1,506,454	99.68%

Loans held for sale:
Commercial	5,267	0.31%	4,820	0.32%
Total loans before deferred fees	1,712,280	100.00%	1,511,274	100.00%
Net deferred loan fees	(2,297)		(3,295)
Total loans	$1,709,983		$1,507,979
51

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

Commercial loans consist of financing for commercial purposes in various lines of business, including manufacturing, service industry, and professional service areas. Commercial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guaranty of the business owners.

Residential real estate and construction real estate loans consist of loans secured by single-family and multifamily residential properties, which are both owner-occupied and investor owned.

The following tables present the commercial real estate loan balance, associated percentage of commercial real estate concentrations by collateral type, estimated collateral values, and related loan-to-value (“LTV”) ranges as of the dates indicated. Revolving lines of credit with zero balance and 0.00% LTV are excluded from this table. Collateral values are determined at origination using third party real estate appraisals or evaluations. Updated appraisals, which are included in the table below, are obtained for loans that are downgraded to watch or substandard. Loans over $1.0 million are reviewed annually, at which time an internal assessment of collateral values is completed.

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
September 30, 2021
Manufactured home community	$390,662	29.67%	$645,009	14.29%	78.33%
Office	114,077	8.66%	241,077	2.27%	75.00%
Multifamily	143,064	10.86%	326,793	5.13%	75.00%
Retail	117,518	8.92%	221,076	7.75%	74.94%
Faith-based	98,929	7.51%	246,843	4.87%	80.62%
Industrial	91,982	6.98%	227,263	1.56%	94.30%
Mixed use	77,743	5.90%	144,016	1.29%	72.82%
Mini storage	82,000	6.23%	152,950	20.88%	69.34%
All other types[1]	201,085	15.27%	452,883	8.49%	95.18%
Total	$1,317,060	100.00%	$2,657,910	1.29%	95.18%

December 31, 2020
Manufactured home community	$244,156	24.35%	$421,048	12.12%	73.64%
Office	115,913	11.56%	237,837	4.05%	75.00%
Retail	104,878	10.46%	208,632	4.52%	76.14%
Faith-based	92,885	9.27%	242,148	3.23%	73.18%
Mini storage	69,973	6.98%	120,010	21.19%	70.00%
Industrial	69,153	6.90%	174,140	1.93%	75.55%
Multifamily	66,113	6.59%	171,411	0.33%	75.00%
Mixed use	62,531	6.24%	119,333	2.87%	75.00%
All other types[1]	176,895	17.65%	413,381	6.89%	84.89%
Total	$1,002,497	100.00%	$2,107,940	0.33%	84.89%

[1]	Types of collateral in the “all other types” category are those that individually make up less than 5.00% commercial real estate concentration and include hospitality, auto dealerships, car washes, assisted living communities, country clubs, gas stations/convenience stores, medical offices, special purpose property, mortuaries, restaurants, and schools.
52

Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly (when PPP loans are excluded). Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 80.61% of our portfolio at September 30, 2021. Commercial secured lending (consisting primarily of SBA 7(a) loans under $350,000) represents 8.01% of our portfolio at September 30, 2021. We sell the guaranteed portion of all SBA 7(a) loans, excluding PPP loans, in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 500.53% and 624.70% as of September 30, 2021 and December 31, 2020, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (i.e., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of September 30, 2021. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.

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

The following table sets forth the contractual maturities of our loan portfolio as of September 30, 2021:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$40,822	$138,762	$1,100,706	$36,675	$1,316,965
Commercial land and development	7,207	8,094	425	—	15,726
Commercial construction	2,910	5,869	38,732	—	47,511
Residential construction	6,919	1,519	—	—	8,438
Residential	2,793	6,105	18,728	1,728	29,354
Farmland	4,278	6,100	44,699	—	55,077
Commercial:
Secured	42,368	28,754	66,200	5,087	142,409
Unsecured	418	2,441	18,914	—	21,773
PPP	7,067	54,432	—	—	61,499
Consumer and other	66	3,724	9,738	—	13,528
Total loans	$114,848	$255,800	$1,298,142	$43,490	$1,712,280

The following table sets forth the contractual maturities of our loan portfolio as of December 31, 2020:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$46,579	$100,882	$821,130	$33,906	$1,002,497
Commercial land and development	7,248	2,672	680	—	10,600
Commercial construction	12,358	15,883	63,519	—	91,760
Residential construction	5,754	6,160	—	—	11,914
Residential	1,462	4,905	22,205	1,859	30,431
Farmland	410	13,060	36,694	—	50,164
Commercial:
Secured	44,230	36,055	63,211	—	143,496
Unsecured	1,580	1,692	14,254	—	17,526
PPP	—	147,965	—	—	147,965
Consumer and other	51	3,835	1,035	—	4,921
Total loans	$119,672	$333,109	$1,022,728	$35,765	$1,511,274
53

The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of September 30, 2021:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$219,208	$1,097,757	$1,316,965
Commercial land and development	727	14,999	15,726
Commercial construction	1,490	46,021	47,511
Residential construction	—	8,438	8,438
Residential	2,265	27,089	29,354
Farmland	4,256	50,821	55,077
Commercial:
Secured	29,607	112,802	142,409
Unsecured	19,767	2,006	21,773
PPP	61,499	—	61,499
Consumer and other	13,528	—	13,528
Total loans	$352,347	$1,359,933	$1,712,280

The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of December 31, 2020:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$134,029	$868,468	$1,002,497
Commercial land and development	743	9,857	10,600
Commercial construction	15,527	76,233	91,760
Residential construction	—	11,914	11,914
Residential	2,737	27,694	30,431
Farmland	4,464	45,700	50,164
Commercial:
Secured	28,241	115,255	143,496
Unsecured	14,882	2,644	17,526
PPP	147,965	—	147,965
Consumer and other	4,921	—	4,921
Total loans	$353,509	$1,157,765	$1,511,274

Asset Quality

We manage the quality of our loans based upon trends at the overall loan portfolio level as well as within each product type. We measure and monitor key factors that include the level and trend of classified, delinquent, non-accrual, and nonperforming assets, collateral coverage, credit scores, and debt service coverage, where applicable. The metrics directly impact our evaluation of the adequacy of our allowance for loan losses.

Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction, such as collateral cash flow, collateral coverage, and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after the origination process. Particular emphasis is placed on our commercial portfolio, where risk assessments are reevaluated as a result of reviewing commercial property operating statements and borrower financials. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance. We design our practices to facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk classifications are an integral part of management assessing the adequacy of our allowance for loan losses. We periodically employ the use of an independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions.

Nonperforming assets: Our nonperforming assets consist of nonperforming loans and foreclosed real estate, if any. Nonperforming loans consist of non-accrual loans and loans contractually past due by 90 days or more and still accruing. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Troubled debt restructurings: We consider a loan to be in a TDR when we have granted a concession and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy. A TDR loan generally is kept on non-accrual status until, among other criteria, the borrower has paid for six consecutive months with no payment defaults, at which time the TDR may be placed back on accrual status.

COVID-19 deferments: The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term  modifications (e.g., up to six months) such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We elected to apply these temporary accounting provisions to payment relief loans beginning in March 2020. As of September 30, 2021, eight borrowing relationships with eight loans totaling $12.2 million, or 0.72% of the loan portfolio, were in a COVID-19 deferment period and six loans totaling $0.7 million had been in a COVID-19 deferment  period in the second quarter of 2021 but were not in such deferment as of September 30, 2021. None of the loans that received COVID-19 deferments in the third quarter of 2021 had the principal portion deferred to the respective maturity of the loan. Some of the borrowers that received interest-only deferments received a PPP loan that included loan funds to make their interest-only payments. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

SBA 7(a) payments made under the CARES Act: Section 1112 of the CARES Act required the SBA to make payments on new and existing 7(a) loans for up to six months. The Consolidated Appropriations Act amended this section of the CARES Act to extend the payment on 7(a) loans in existence on March 27, 2020, beginning on February 1, 2021 for up to eight or eleven months, depending on the borrower’s industry code, and to require the SBA to make up to three months of payments on new 7(a) loans approved between February 1, 2021 and September 30, 2021. These payments are not deferments but rather full payments of principal and interest that the borrower will not be responsible for in the future. In the first nine months of 2021, the SBA made payments under this program on 1,061 of our SBA 7(a) loans, totaling $7.2 million in principal and interest, of which approximately $0.3 million was paid during the three months ended September 30, 2021. As of September 30, 2021, the principal outstanding on loans that received one or more of these payments under the CARES Act was $46.7 million, representing a majority of our SBA 7(a) loans as of September 30, 2021.

The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

	As of
(dollars in thousands)	September 30, 2021	December 31, 2020
Non-accrual loans
Real estate:
Commercial	$126	$137
Commercial land and development	—	—
Commercial construction	—	—
Residential construction	—	—
Residential	179	183
Farmland	—	—
Commercial:
Secured	252	132
Unsecured	—	—
PPP	—	—
Consumer and other	—	—
Total non-accrual loans	557	452

Loans past due 90 days or more and still accruing
Real estate:
Commercial	—	—
Commercial land and development	—	—
Commercial construction	—	—
Residential construction	—	—
Residential	—	—
Farmland	—	—
Commercial:
Secured	—	—
Unsecured	—	—
PPP	—	—
Consumer and other	—	—
Total loans past due and still accruing	—	—
Total nonperforming loans	557	452

Real estate owned	—	—
Total nonperforming assets	$557	$452
COVID-19 deferments	$12,249	$41,439

Performing TDRs (not included above)	$—	$—

Allowance for loan losses to period end nonperforming loans	3,923.67%	4,909.07%
Nonperforming loans to period end loans	0.03%	0.03%
Nonperforming assets to total assets	0.02%	0.02%
Nonperforming loans plus performing TDRs to period end loans	0.03%	0.03%
COVID-19 deferments to period end loans	0.72%	2.75%

The ratio of nonperforming loans to period end loans was unchanged at 0.03% as of December 31, 2020 and September 30, 2021.

The ratio of the allowance for loan losses to nonperforming loans decreased from 4,909.07% as of December 31, 2020 to 3,923.67% as of September 30, 2021. The decrease was primarily due to a relatively flat allowance for loan losses from December 31, 2020 to September 30, 2021 while commercial secured non-accrual loans increased by $0.1 million from December 31, 2020 to September 30, 2021.

Potential problem loans: We utilize a risk grading system for our loans to aid us in evaluating the overall credit quality of our real estate loan portfolio and assessing the adequacy of our allowance for loan losses. All loans are grouped into a risk category at the time of origination. Commercial real estate loans over $1.0 million are reevaluated at least annually for proper classification in conjunction with our review of property and borrower financial information. All loans are reevaluated for proper risk grading as new information such as payment patterns, collateral condition, and other relevant information comes to our attention.

The banking industry defines loans graded substandard or doubtful as “classified” loans. The following table shows our levels of classified loans as of the periods indicated:

(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
September 30, 2021
Real estate:
Commercial	$1,266,349	$15,223	$35,488	$—	$1,317,060
Commercial land and development	15,726	—	—	—	15,726
Commercial construction	41,611	5,900	—	—	47,511
Residential construction	8,438	—	—	—	8,438
Residential	29,175	—	179	—	29,354
Farmland	55,077	—	—	—	55,077

Commercial:
Secured	136,011	—	1,154	—	137,165
Unsecured	21,655	—	—	—	21,655
PPP	61,499	—	—	—	61,499

Consumer	13,528	—	—	—	13,528
Total loans	$1,649,069	$21,123	$36,821	$—	$1,707,013

December 31, 2020
Real estate:
Commercial	$950,118	$16,836	$35,543	$—	$1,002,497
Commercial land and development	10,600	—	—	—	10,600
Commercial construction	85,860	5,900	—	—	91,760
Residential construction	11,914	—	—	—	11,914
Residential	30,248	—	183	—	30,431
Farmland	50,164	—	—	—	50,164

Commercial:
Secured	136,992	1,552	132	—	138,676
Unsecured	17,526	—	—	—	17,526
PPP	147,965	—	—	—	147,965

Consumer	4,921	—	—	—	4,921
Total loans	$1,446,308	$24,288	$35,858	$—	$1,506,454

Loans designated as watch and substandard, which are not considered adversely classified, decreased slightly to $57.9 million at September 30, 2021 from $60.1 million at December 31, 2020, which did not have an impact on the reserve overall. There were no loans with doubtful risk grades at September 30, 2021 or December 31, 2020.

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

In the third quarter of 2021, our methodology for evaluating allowance for loan losses continued to be affected by the COVID-19 pandemic, resulting in sustained higher reserve levels, primarily related to our commercial real estate portfolio, but lower than levels for the corresponding period of 2020. Reserves on the commercial real estate portfolio were increased due to higher uncertainty related to the COVID-19 pandemic and related economic effects.

While the entire allowance for loan losses is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses by loan category, and the percentage of  the allowance for loan losses in each category, for the periods indicated.

	As of
	September 30, 2021		December 31, 2020
(dollars in thousands)	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment:
Real estate:
Commercial	$11,695	53.53%	$9,358	42.17%
Commercial land and development	112	0.51%	77	0.35%
Commercial construction	343	1.57%	821	3.70%
Residential construction	60	0.27%	87	0.39%
Residential	207	0.95%	220	0.99%
Farmland	666	3.05%	615	2.77%
Commercial:
Secured	7,260	33.23%	9,476	42.71%
Unsecured	218	1.00%	179	0.81%
PPP	—	0.00%	—	0.00%
Consumer and other	638	2.92%	632	2.85%
Unallocated	515	2.36%	724	3.26%
	21,714	99.39%	22,189	100.00%
Individually evaluated for impairment	134	0.61%	—	0.00%
	134	0.61%	—	0.00%
Total allowance for loan losses	$21,848	100.00%	$22,189	100.00%

The ratio of allowance for loan losses to total loans was 1.28% at September 30, 2021, compared to 1.47% at December 31, 2020. Excluding SBA-guaranteed PPP loans, the ratio of the allowance for loan losses to total loans was 1.33% and 1.63% at September 30, 2021 and December 31, 2020, respectively. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Non-accrual loans totaled $0.6 million, or 0.03% of total loans, at September 30, 2021, remaining largely unchanged from $0.5 million, or 0.03% of total loans, at December 31, 2020.

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	As of and for the three months ended
	September 30, 2021		September 30, 2020
(dollars in thousands)	Activity	% of Period End Loans	Activity	% of Period End Loans
Loans held for investment	$1,707,013		$1,557,904

Allowance for loan losses (beginning of period)	$22,153		$17,905

Net (charge-offs) recoveries:
Real estate:
Commercial	—	0.00%	—	0.00%
Commercial land and development	—	0.00%	—	0.00%
Commercial construction	—	0.00%	—	0.00%
Residential construction	—	0.00%	—	0.00%
Residential	—	0.00%	—	0.00%
Farmland	—	0.00%	—	0.00%
Commercial:
Secured	(263)	(0.19)%	(249)	(0.20)%
Unsecured	—	0.00%	—	0.00%
PPP	—	0.00%	—	0.00%
Consumer and other	(42)	(0.31)%	46	0.79%
Net charge-offs	(305)	(0.02)%	(203)	(0.01)%

Provision for loan losses	—		1,850

Allowance for loan losses (end of period)	$21,848		$19,552

Allowance for loan losses to period end loans held for investment	1.28%		1.26%

	As of and for the nine months ended
	September 30, 2021		September 30, 2020
(dollars in thousands)	Activity	% of Period End Loans	Activity	% of Period End Loans
Loans held for investment	$1,707,013		$1,557,904

Allowance for loan losses (beginning of period)	$22,189		$14,915

Net (charge-offs) recoveries:
Real estate:
Commercial	—	0.00%	—	0.00%
Commercial land and development	—	0.00%	—	0.00%
Commercial construction	—	0.00%	—	0.00%
Residential construction	—	0.00%	—	0.00%
Residential	—	0.00%	90	0.31%
Farmland	—	0.00%	—	0.00%
Commercial:
Secured	(569)	(0.41)%	(1,070)	(0.84)%
Unsecured	—	0.00%	—	0.00%
PPP	—	0.00%	—	0.00%
Consumer and other	27	0.20%	(383)	(6.63)%
Net charge-offs	(542)	(0.03)%	(1,363)	(0.09)%

Provision for loan losses	200		6,000

Allowance for loan losses (end of period)	$21,847		$19,552

Allowance for loan losses to period end loans held for investment	1.28%		1.26%

The allowance for loan losses to period end loans held for investment increased from 1.26% as of September 30, 2020 to 1.28% as of September 30, 2021. The increase was primarily due to higher reserves related to our commercial real estate portfolio which increased by $3.6 million, or 45.29%, from September 30, 2020 to September 30, 2021. Reserves on these portfolios were increased due to higher uncertainty related to the COVID-19 pandemic and related economic effects.

Net charge-offs as a percent of period end loans increased slightly from 0.01% for the three months ended September 30, 2020 to 0.02% for the three months ended September 30, 2021 but improved from 0.09% for the nine months ended September 30, 2020 to 0.03% for the nine months ended September 30, 2021. The net recovery rate related to the residential real estate portfolio was 0.00% for both the three months ended September 30, 2020 and three months ended September 30, 2021, but went from 0.31% in the nine months ended September 30, 2020 to 0.00% in the nine months ended September 30, 2021. The net charge-off rate related to the commercial secured portfolio improved from 0.20% in the three months ended September 30, 2020 to 0.19% in the three months ended September 30, 2021 and improved from 0.84% in the nine months ended September 30, 2020 to 0.41% in the nine months ended September 30, 2021. The net recovery rate related to the consumer portfolio reversed from 0.79% in the three months ended September 30, 2020 to a net charge-off rate of 0.31% in the three months ended September 30, 2021 and also reversed from a 6.63% net charge-off rate in the nine months ended September 30, 2020 to a net recovery rate of 0.20% in the nine months ended September 30, 2021.

Liabilities

During the first nine months of 2021, total liabilities increased by $387.9 million from $1.8 billion as of December 31, 2020 to $2.2 billion as of September 30, 2021. This increase was primarily due to an increase in total deposits of $384.4 million, comprised of increases of $199.8 million in non-interest-bearing deposits and $184.6 million in interest-bearing deposits.

Deposits

Representing 98.21% of our total liabilities as of September 30, 2021, deposits are our primary source of funding for our business operations.

Total deposits increased by $384.4 million, or 21.55%, to $2.2 billion at September 30, 2021 from $1.8 billion as of December 31, 2020. Deposit increases were attributed to an increase in the number of new relationships and normal fluctuations in some of our large accounts. Non-interest-bearing deposits increased by $199.8 million in the first nine months of 2021 to $895.5 million, and represented 41.30% of total deposits at September 30, 2021, compared to 39.00% of total deposits at December 31, 2020. Our loan to deposit ratio was 78.86% at September 30, 2021 compared to 84.50% at December 31, 2020. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	For the three months ended
	September 30, 2021			September 30, 2020
(dollars in thousands)	Average Amount	Weighted Average Rate Paid	% of Total Deposits	Average Amount	Weighted Average Rate Paid	% of Total Deposits
Transaction accounts	$150,536	0.10%	12.32%	$143,406	0.27%	11.72%
Money market and savings	1,021,388	0.16%	83.58%	975,124	0.61%	79.66%
Time	50,066	0.27%	4.10%	105,562	0.65%	8.62%
Total deposits	$1,221,990	0.16%	100.00%	$1,224,092	0.57%	100.00%

	For the nine months ended
	September 30, 2021			September 30, 2020
(dollars in thousands)	Average Amount	Weighted Average Rate Paid	% of Total Deposits	Average Amount	Weighted Average Rate Paid	% of Total Deposits
Transaction accounts	$151,609	0.10%	12.67%	$140,040	0.30%	12.23%
Money market and savings	999,239	0.20%	83.50%	888,715	0.75%	77.60%
Time	45,772	0.39%	3.83%	116,466	1.28%	10.17%
Total deposits	$1,196,620	0.20%	100.00%	$1,145,221	0.74%	100.00%

Uninsured non-time deposits totaled $1.1 billion at September 30, 2021 and December 31, 2020.

As of September 30, 2021, our 23 largest deposit relationships, each accounting for more than $10.0 million, accounted for $832.6 million, or 38.40%, of our total deposits. As of December 31, 2020, our 18 largest deposit relationships, each accounting for more than $10.0 million, accounted for $641.2 million, or 35.90%, of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

	As of
(dollars in thousands)	September 30, 2021	December 31, 2020
Municipalities	$392,642	$318,357
Non-Profit	202,101	165,046
Business	237,827	157,757
Total	$832,570	$641,160

Our largest single deposit relationship relates to a non-profit association that supports hospitals and health systems. The balances for this customer were $190.2 million, or 8.77% of total deposits, at September 30, 2021 and $133.3 million, or 7.50%, of total deposits at December 31, 2020.

The following tables set forth the maturity of time deposits as of September 30, 2021:

(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$27,565	$25,404	$52,969	$25,315
Over three through six months	305	268	573	109
Over six through twelve months	—	393	393	—
Over twelve months	—	—	—	—
Total	$27,870	$26,065	$53,935	$25,424

FHLB Advances and Other Borrowings

From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of September 30, 2021 and December 31, 2020.

In 2017  and 2019, we issued subordinated notes of $25.0 million and $3.75 million, respectively. This debt was issued to investors in private placement transactions. See Note 7, Long Term Debt and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding these subordinated notes. The proceeds of the notes qualify as Tier 2 capital under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of September 30, 2021:

(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	September 2017	$25,000	September 15, 2022	September 15, 2027

Fixed at 6.00% through September 15, 2022, then three-month London Inter-bank Offered Rate (“LIBOR”) plus 404.4 basis points (4.16% as of September 30, 2021) through maturity

Subordinated notes	November 2019	$3,750	September 15, 2022	September 15, 2027

Fixed at 5.50% through September 15, 2022, then three-month LIBOR plus 354.4 basis points (3.66% as of September 30, 2021) through maturity

Shareholders’ Equity

Shareholders’ equity totaled $226.6 million at September 30, 2021 and $133.8 million at December 31, 2020. The increase in shareholders’ equity was primarily attributable to net proceeds of $111.2 million from the issuance of 6,054,750 shares of common stock in our IPO and net income recognized of $31.1 million, offset by $49.4 million in cash distributions paid during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The following is a summary of our off-balance sheet commitments outstanding as of the dates presented.

	As of
(dollars in thousands)	September 30, 2021	December 31, 2020
Commitments to fund loans held for investment	$203,624	$216,037

With the exception of the items detailed above, we have no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect material to investors with respect to our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents, as of September 30, 2021, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Note 7, Long Term Debt and Other Borrowings, and Note 10, Commitments and Contingencies, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(dollars in thousands)	Total	Due in one year or less	Due after one year through two years	Due after two years through five years	Due after five years
Time deposits[1]	$53,935	$52,970	$574	$391	$—
Subordinated notes[1]	28,353	—	—	—	28,353
Operating leases, net	5,855	261	1,078	2,761	1,755
Significant contracts[2]	1,472	883	589	—	—
	$89,632	$54,114	$2,241	$3,152	$30,125

[1]	Amounts exclude interest.

[2]	We have one significant, long-term contract for core processing services. Actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using 2021 average monthly expense extrapolated over the remaining life of the contract.

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

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our unaudited consolidated financial statements. We operate under the Small Bank Holding Company Policy Statement, and accordingly are exempt from the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) generally applicable risk-based capital ratio and leverage ratio requirements. The Bank is subject to minimum risk-based and leverage capital requirements under federal regulations implementing the Basel III framework, and to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Bancorp’s and the Bank’s capital amounts, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of September 30, 2021, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.

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

The capital adequacy ratios as of September 30, 2021 and December 31, 2020 for Bancorp and the Bank are presented in the following tables. As of September 30, 2021 and December 31, 2020, Bancorp’s Tier 2 capital included subordinated debt, which was not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital (to risk-weighted assets)	$274,796	15.66%	$140,391	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$224,476	12.79%	$105,294	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$224,476	12.79%	$78,970	≥ 4.50%	N/A	N/A
Tier 1 capital (to average assets)	$224,476	9.50%	$94,539	≥ 4.00%	N/A	N/A
December 31, 2020
Total capital (to risk-weighted assets)	$176,861	12.18%	$116,138	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$130,347	8.98%	$87,103	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$130,347	8.98%	$65,327	≥ 4.50%	N/A	N/A
Tier 1 capital (to average assets)	$130,347	6.58%	$79,204	≥ 4.00%	N/A	N/A

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital (to risk-weighted assets)	$269,015	15.34%	$140,304	≥ 8.00%	$175,380	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$247,065	14.09%	$105,228	≥ 6.00%	$140,304	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$247,065	14.09%	$78,921	≥ 4.50%	$113,997	≥ 6.50%
Tier 1 capital (to average assets)	$247,065	10.46%	$94,497	≥ 4.00%	$118,121	≥ 5.00%
December 31, 2020
Total capital (to risk-weighted assets)	$174,002	11.99%	$116,114	≥ 8.00%	$145,143	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$155,808	10.73%	$87,086	≥ 6.00%	$116,114	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$155,808	10.73%	$65,314	≥ 4.50%	$94,343	≥ 6.50%
Tier 1 capital (to average assets)	$155,808	7.87%	$79,199	≥ 4.00%	$98,998	≥ 5.00%

[1]	Presented as if Bancorp were subject to Basel III capital requirements. The Company operates under the Small Bank Holding Company Policy Statement and therefore is not currently subject to generally applicable capital adequacy requirements.
64

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

Liquidity Management

We manage liquidity based upon factors that include the level of diversification of our funding sources, the composition of our deposit types, the availability of unused funding sources, our off-balance sheet obligations, the amount of cash and liquid securities we hold, and the availability of assets to be readily converted into cash without undue loss. As the primary federal regulator of the Bank, the FDIC evaluates the liquidity of the Bank on a stand-alone basis pursuant to applicable guidance and policies.

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities, and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds, and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, operational, legal, and reputational risks could also affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management.

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its senior notes and junior subordinated debt. The Company’s main source of cash flow is dividends declared and paid to it by the Bank. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company, including various legal and regulatory provisions that limit the amount of dividends the Bank can pay to the Company without regulatory approval. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net income from the previous three fiscal years less the amount of dividends paid during that period. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs plus two years’ subordinated notes debt service. We continually monitor our liquidity position to ensure that our assets and liabilities are managed in order to meet all reasonably foreseeable short-term, long-term, and strategic liquidity demands. Management has established a comprehensive process for identifying, measuring, monitoring, and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems including stress tests that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stress situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances, and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale, and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB, and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve Bank of San Francisco (“FRBSF”) discount window, draws on established federal funds lines from unaffiliated commercial banks, and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.

The most significant source of liquidity during the first nine months of 2021 was an increase in deposits of $384.4 million and an increase in cash and cash equivalents as a result of net proceeds of $111.2 million from the IPO. The increase in deposits was primarily due to increases in PPP borrower-related balances and normal fluctuations in some of our large accounts. Other sources of liquidity during the first nine months of 2021 included proceeds from sales, maturities, and/or prepayments of securities of $54.4 million, and $24.7 million in net cash provided by operating activities.

Significant uses of liquidity during the first nine months of 2021 were $92.1 million in investment securities purchased, $196.3 million in loan originations and advances, net of principal collected, $28.9 million in loans originated for sale, and $49.4 million in cash distributions paid on common stock to our shareholders. Refer to the Consolidated Statement of Cash Flows included in our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are sufficient to fund our operations.

Total commitments and standby letters of credit, as discussed in Note 10, Commitments and Contingencies, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, totaled $203.6 million at September 30, 2021. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets. Over the next twelve months, $53.9 million of time deposits are expected to mature. As these time deposits mature, some of these deposits may not renew due to the competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, combined with our liquid investment portfolio, provides a stable funding base.

An additional source of our liquidity is the sale of liquid assets, which consists of loans held for sale and securities available-for-sale. At September 30, 2021, loans held for sale totaled $5.3 million and securities available-for-sale totaled $153.8 million, of which $68.0 million has been pledged as collateral for borrowings and other commitments.

Further, the Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2021, the Bank had a total financing availability of $203.8 million, net of letters of credit issued of $319.5 million.

As of September 30, 2021, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

The significant uses of liquidity for Bancorp are shareholder dividends and ordinary operating expenses. The Bank paid dividends to Bancorp totaling $22.4 million during the first nine months of 2021. Bancorp paid dividends to its shareholders totaling $49.4 million during the first nine months of 2021, including a cash distribution in the amount of $27.0 million  paid on May 21, 2021 to shareholders of record as of May 3, 2021, for the accumulated adjustments account payout, which is described in further detail in the Company’s Registration Statement. Bancorp held $5.3 million of cash and cash equivalents as of September 30, 2021. Management anticipates that there will be sufficient earnings at the Bank  level to provide dividends to Bancorp which enable it to meet its funding requirements for the foreseeable future.

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

Allowance for loan losses to total loans, excluding SBA-guaranteed PPP loans, average loan balance, excluding PPP loans, and tangible shareholders’ equity to tangible assets are non-GAAP financial measures. Allowance for loan losses to total loans, excluding SBA-guaranteed PPP loans, is defined as allowance for loan losses, divided by total loans less SBA-guaranteed PPP loans. The most directly comparable GAAP financial measure is allowance for loan losses to total loans. Average loan balance, excluding PPP loans, is defined as the daily average loan balance, excluding PPP loans, and includes both performing and nonperforming loans. The most directly comparable GAAP financial measure is average loan balance. Tangible shareholders’ equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total shareholders’ equity to total assets. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible shareholders’ equity to tangible assets is the same as total shareholders’ equity to total assets as of each of the dates indicated.

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

(dollars in thousands)	September 30, 2021	December 31, 2020
Allowance for loan losses to total loans, excluding SBA PPP loans
Allowance for loan losses (numerator)	$21,848	$22,189
Total loans	1,709,983	1,507,979
Less: SBA PPP loans	61,499	147,965
Total loans, excluding SBA PPP loans (denominator)	$1,648,484	$1,360,014
Allowance for loan losses to total loans, excluding SBA PPP loans	1.33%	1.63%

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Average loan balance, excluding SBA PPP loans
Average total loans	$1,625,995	$1,539,239	$1,577,177	$1,408,877
Less: Average SBA PPP loans	89,436	253,366	141,101	153,619
Average loan balance, excluding SBA PPP loans	$1,536,559	$1,285,873	$1,436,076	$1,255,258

(dollars in thousands)	September 30, 2021	December 31, 2020
Tangible shareholders’ equity to tangible assets
Tangible shareholders’ equity (numerator)	$226,638	$133,775
Tangible assets (denominator)	2,434,493	1,953,765
Tangible shareholders’ equity to tangible assets	9.31%	6.85%

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2021 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, such controls.

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
68

Risks Related to Our Business

Our business and operations are concentrated in California, specifically Northern California, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Unlike many of our larger competitors that maintain significant operations located outside our market, substantially all of our customers are individuals and businesses located and doing business in the state of California. As of September 30, 2021, approximately 74.04% of our real estate loans measured by dollar amount were secured by collateral located in California, substantially all of which is in Northern California. Therefore, our success will depend upon the general economic conditions and real estate activity in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans, may lead to loan losses that are not offset by operations in other markets, and may also reduce the ability of depositors to make or maintain deposits with us. In addition, businesses operating in Northern California, and Sacramento in particular, depend on California state government employees for business, and reduced spending activity by such employees in the event of furloughing or termination of such employees could have an adverse impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank. For these reasons, any regional or local economic downturn could have an adverse effect on our business, financial condition, and results of operations.

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

As of September 30, 2021, approximately 86.04% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, with substantially all of these real estate loans concentrated in Northern California. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults, and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk, and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition, and results of operations.

We are subject to interest rate risk, which could adversely affect our profitability.

Our profitability, like that of most financial institutions of our type, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have an adverse effect on our business, financial condition, and results of operations. As of September 30, 2021, 78.17% of our earning assets and 95.86% of our interest-bearing liabilities were variable rate, where our variable rate liabilities reprice at a slower rate than our variable rate assets.

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

Additionally, like many of our competitors, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek and compete for customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of September 30, 2021, we had $2.2 billion in deposits and a loan to deposit ratio of 78.86%. As of the same date, using deposit account related information such as tax identification numbers, account vesting, and account size, we estimated that $1.1 billion of our deposits exceeded the FDIC deposit insurance limits. Additionally, we have $334.7 million of governmental deposits secured by collateral. Although we have historically maintained a high deposit customer retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, or a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have an adverse effect on our business, financial condition, and results of operations. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have an adverse effect on our business, financial condition, and results of operations.

Failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to keep pace successfully with technological change affecting the financial services industry could harm our ability to compete effectively and could have an adverse effect on our business, financial condition, and results of operations. As these technologies improve in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have an adverse effect on our business, financial condition, and results of operations.

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

Commercial real estate, commercial land and construction, commercial construction, and farmland-based lending usually involve higher credit risks than other types of mortgage loans. As of September 30, 2021, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner-occupied)—76.92%; and commercial land and construction—3.69%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.

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

As of September 30, 2021, real estate construction loans comprised 3.27% of our total loan portfolio and such lending involves additional risks because funds are advanced based on the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

As of September 30, 2021, our total commercial SBA loan portfolio held for investment, excluding PPP loans, was $51.6 million, representing 3.02% of total loans held for investment. As of September 30, 2021, we sold 130 SBA loans with government-guaranteed portions totaling $28.9 million. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loan portions make up a substantial majority of our remaining SBA loans.

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

A significant segment of our business consists of originating and periodically selling U.S. government-guaranteed loans, in particular those guaranteed by the SBA. Pursuant to the Consolidated Appropriations Act, the SBA guaranteed 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program (excluding PPP loans) through October 1, 2021. The SBA presently guarantees 75% to 85% of the principal amount of qualifying loans originated under the 7(a) loan program (excluding PPP loans). The U.S. government may not maintain the SBA 7(a) loan program, and even if it does, the guaranteed portion may not remain at its current or anticipated level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government-guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our non-interest income, any significant changes to the SBA 7(a) loan program, such as its funding or eligibility requirements, may have an unfavorable impact on our prospects, future performance, and results of operations. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the quarter ended September 30, 2021 was $7.5 million compared to $21.8 million for the same quarter in 2020.

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

As a participant in the PPP, we face increased risks, particularly in terms of credit, fraud, and litigation. The PPP opened to borrower applications shortly after the enactment of its authorizing legislation, and, as a result, there is some ambiguity in the laws, rules, and guidance regarding the program’s operation. Subsequent rounds of legislation and associated agency guidance have not provided needed clarity in all instances and in certain other instances have potentially created additional inconsistencies and ambiguities. Accordingly, we are exposed to risks relating to compliance with PPP requirements, including the risk of becoming the subject of governmental investigations, enforcement actions, private litigation, and negative publicity.

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

As of September 30, 2021, farmland loans were $55.1 million, or 3.22% of our total loan portfolio. Farmland lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of crops or limit crop yields (such as hail, drought, fires, and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally), and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and, as a result, a severe and prolonged decline in commodity prices may have an adverse effect on our business, financial condition, and results of operations. It is also difficult to project future commodity prices, as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, farmland real estate loans may involve a greater degree of risk than other types of loans.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business, and we monitor our liquidity and manage our liquidity risk at the holding company and bank levels. We require sufficient liquidity to fund asset growth, meet customer loan requests, facilitate customer deposit maturities and withdrawals, make payments on our debt obligations as they come due, and fulfill other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, which include, but are not limited to, an over-reliance on a particular source of funding, changes in the liquidity needs of our depositors, adverse regulatory actions against us, or a downturn in the markets in which our loans are concentrated.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from issuance and sale of our equity and debt securities. Additional liquidity is provided by the ability to borrow from the FHLB and the FRBSF to fund our operations. We may also borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market or by one or more adverse regulatory actions against us.

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

The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios and may be required to maintain higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. From September 30, 2020 through September 30, 2021, our commercial real estate loan balances have increased by $317.9 million. As of September 30, 2021, commercial real estate loans represent 500.53% of our total risk-based capital. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition, and results of operations.

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

Our current business strategy includes an emphasis on commercial real estate lending. Although we sold $28.9 million of loans in the nine months ended September 30, 2021, none of which were commercial real estate loans, we may decide to sell more loans in the future. A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.

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

Our largest loan relationships make up a material percentage of our total loan portfolio, and credit risks relating to these would have a disproportionate impact.

As of September 30, 2021, our 30 largest borrowing relationships ranged from approximately $12.0 million to $47.3 million (including unfunded commitments) and totaled approximately $637.1 million in total commitments (representing, in the aggregate, 37.32% of our total loans held for investment as of September 30, 2021). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At September 30, 2021, our 23 largest deposit relationships, each accounting for more than $10.0 million, accounted for $832.6 million, or 38.40%, of our total deposits. This includes $392.6 million of our total deposits from municipalities, of which we conduct a monthly review. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable, funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations, and/or to raise funding through brokered deposits. Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

Our allowance for loan losses may be inadequate to absorb losses inherent in the loan portfolio.

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio that considers historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, economic conditions, and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of loan losses are necessarily subjective, and their accuracy depends on the outcome of future events. At September 30, 2021, the allowance for loan losses was $21.8 million.

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

Finally, the FASB has issued a new accounting standard for establishing allowances for loan and lease losses that will replace the current approach under GAAP, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. As an emerging growth company relying on the extended transition period for new accounting standards, this standard, referred to as Current Expected Credit Loss (“CECL”), will be effective for us on January 1, 2023. The CECL standard will require us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We are currently evaluating the impact the CECL standard will have on our accounting and regulatory capital position. The adoption of the CECL standard will materially affect how we determine allowance for loan losses and could require us to significantly increase the allowance. Moreover, the CECL standard may create more volatility in the level of allowance for loan losses. If we are required to materially increase the level of our allowance for loan losses for any reason, such increase could have an adverse effect on our business, financial condition, and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of September 30, 2021, the book value of our investment securities portfolio was approximately $158.8 million. As of the same date, 13.64% of our investments were U.S. government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause OTTIs, realized and/or unrealized losses in future periods, and declines in other comprehensive income, which could have an adverse effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security, and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have an adverse effect on our business, financial condition, and results of operations.

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

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole, or the FDIC Deposit Insurance Fund (“DIF”), not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC and the DFPI. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposed significant regulatory and compliance changes on financial institutions, is an example of this type of federal law. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends, and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have an adverse effect on our business, financial condition, and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Compliance with current and potential regulation, as well as supervisory scrutiny by our regulators, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort, and resources to ensure compliance and respond to any regulatory inquiries or investigations. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, and/or damage to our reputation, all of which could have an adverse effect on our business, financial condition, and results of operations.

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

We are subject to laws regarding the privacy, information security, and protection of personal information, and any violation of these laws or other incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

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

The administrator of the LIBOR will publish most tenors of LIBOR for U.S. dollars (“USD”) through June 30, 2023 and permanently cease publication of the 1-week and 2-month USD LIBOR settings following December 31, 2021. The Federal Reserve and other federal banking agencies have encouraged banks to transition away from LIBOR as soon as practicable but no later than December 31, 2021 and have emphasized the expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future, we cannot predict what impact such a transition may have on our business, financial condition, and results of operations.

The Federal Reserve, based on the recommendations of the Federal Reserve Bank of New York’s Alternative Reference Rate Committee, has begun publishing the Secured Overnight Financing Rate (“SOFR”) which is intended to replace LIBOR. Additionally, on April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of SOFR in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued. Although SOFR appears to be the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark. Markets are slowly developing in response to these new rates, and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern. We cannot predict whether the SOFR or another alternative rate will become the market benchmark in place of LIBOR.

Certain of our financial products are tied to LIBOR. We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR to determine any potential impact on our financial products and our subordinated notes. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection, and by creating the possibility of disagreements with counterparties.

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
85

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

In particular, the realization of any of the risks described in this section could have an adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock over the short, medium, or long term, regardless of our actual performance.

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

In any liquidation, dissolution, or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of September 30, 2021, we had outstanding an aggregate of $28.4 million of subordinated notes, net of debt issuance costs, and we did not have any outstanding preferred stock or trust preferred securities. We could incur such debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution, or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated debt and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we will be required to pay interest on the subordinated notes and dividends on the trust preferred securities and preferred stock before we will be able to pay any dividends on our common stock.

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

Our amended bylaws have an exclusive forum provision providing that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Northern District of California (or, in the event that the United States District Court for the Northern District of California does not have jurisdiction, any federal or state court of California) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any director, officer, or other employee to us or to our shareholders, (iii) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the General Corporation Law of California or the amended articles of incorporation or the amended bylaws or (iv) any action asserting a claim against us or any of our directors, officers, or other employees that is governed by the internal affairs doctrine. Our amended bylaws will further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by applicable law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws, including the applicable rules and regulations promulgated thereunder. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have notice of and to have consented to this provision of our amended bylaws. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

We historically were treated as an S Corporation for U.S. federal income tax purposes, and our shareholders prior to our IPO were taxed on our net income. Therefore, such shareholders received distributions, referred to as tax distributions, from us that were generally intended to equal the amount of tax the existing shareholders were required to pay with respect to our income. In connection with our IPO, our S Corporation status terminated, and we are now subject to federal and increased California state income taxes. In the event of an adjustment to our reported taxable income for periods prior to termination of our S Corporation status, it is possible that our shareholders who owned our common stock prior to our IPO would be liable for additional income taxes for those prior periods. Pursuant to the Tax Sharing Agreement, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, depending on the nature of the adjustment, we may be required to make a payment to our shareholders who owned our common stock prior to our IPO, who accepted distribution of the estimated balance of our federal accumulated adjustments account under the Tax Sharing Agreement, in an amount equal to such shareholders’ incremental tax liability (including interest and penalties), which amount may be material. In addition, the Tax Sharing Agreement provides that we will indemnify such shareholders with respect to unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminated. In both cases the amount of the payment will be based on the assumption that our shareholders are taxed at the highest federal and state income tax rates applicable to married individuals filing jointly and residing in California for the relevant periods. Our shareholders who owned our common stock prior to our IPO and accepted distribution of the estimated balance of our federal accumulated adjustments account under the Tax Sharing Agreement will, severally and not jointly, indemnify us with respect to our unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to a decrease in any such shareholder’s taxable income for any tax period and a corresponding increase in our taxable income for any period (but only to the extent of the amount by which the shareholder’s tax liability is reduced).

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

Federal, state, and local governments enacted various restrictions in an attempt to limit the spread of COVID-19. Such measures disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve sharply reduced interest rates (which we expect will likely remain low in the near term) and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the current and prior presidential administrations, Congress, various federal agencies, and state governments took measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act, which was enacted on March 27, 2020, the Consolidated Appropriations Act, which was enacted on December 27, 2020, and the American Rescue Plan Act of 2021 (“American Rescue Plan Act”), which was enacted on March 11, 2021. The CARES Act provided wide-ranging economic relief for individuals and businesses impacted by COVID-19, and the Consolidated Appropriations Act and American Rescue Plan Act extended some of these relief provisions in certain respects as well as provided other forms of relief.

The CARES Act established and provided $349 billion in funding for the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors, and self-employed individuals were able to apply for forgivable loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Congress appropriated additional funding to the PPP on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. The Consolidated Appropriations Act provided additional funding for the PPP and allowed eligible borrowers, including certain borrowers who had already received a PPP loan, to apply for PPP loans through March 31, 2021. The American Rescue Plan Act expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. On March 30, 2021, the PPP Extension Act, which extended the deadline to apply for a PPP loan through May 31, 2021, was signed into law. In April 2020, we began processing loan applications under the PPP.

In addition, the CARES Act and related guidance from the federal banking agencies provided financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs to account for the effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We made a high level of loan modifications under our deferred payment program. Further, our loan portfolio includes loans that are in forbearance but which are not classified as TDRs because they were current at the time forbearance began. When the forbearance periods end, we may be required to classify a substantial portion of these COVID-19 deferments as TDRs.

The CARES Act and the Consolidated Appropriations Act also included a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Federal Reserve, and other federal agencies may be or are required to implement. Among other provisions, sections 4022 and 4023 of the CARES Act provide mortgage loan forbearance relief to certain borrowers experiencing financial hardship during the COVID-19 emergency. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.

While the impact of the COVID19 pandemic has begun to decrease in significance, its economic effects on financial markets and key market indices continue to impact overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption caused increased market volatility and led to an economic recession and a significant decrease in consumer confidence and business generally, the long-term effects of which remain uncertain. The continuation of these conditions (including whether due to a resurgence or additional waves or variants of COVID-19 infections, particularly as the geographic areas in which we operate determine whether and when to re-open, and how quickly and to what extent normal economic and operating conditions can resume, especially as a vaccine is now widely available), as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our business, financial condition, and results of operations, and has and can be expected to further adversely impact our business, financial condition, and results of operations and the operations of our borrowers, customers, and business partners. In particular, these events have had, and/or can be expected to continue to have, the following effects, among others:

●	impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies and modifications to loans;

●	impair the value of collateral securing loans (particularly with respect to real estate);

●	impair the value of our assets, including our securities portfolio, goodwill, and intangible assets;

●	require an increase in our allowance for credit losses;

●	adversely affect the stability of our deposit base or otherwise impair our liquidity;

●	reduce our revenues from fee-based services;

●	negatively impact our self-insurance healthcare costs;

●	result in increased compliance risk as we become subject to new regulatory and other requirements, including new and changing guidance, associated with the PPP and other new programs in which we have participated;

●	impair the ability of loan guarantors to honor commitments;

●	negatively impact our regulatory capital ratios;

●	negatively impact the productivity and availability of key personnel necessary to conduct our business and third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions;

●	changes in local, regional, and global business, including employment levels and supply chain shortages; and

●	increase cyber and payment fraud risk and other operational risks, given increased online and remote activity.
92

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

While the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole, nor the pace of continued economic recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally, and a prolonged negative impact on small to medium-sized businesses in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition, and results of operations in future periods, and may heighten many of our known risks.

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

Our ability to conduct our business could be disrupted by natural or man-made disasters or the effects of climate change.

All of our offices, a significant portion of the real estate securing loans we make, and many of our borrowers’ business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated. California is also prone to fires, mudslides, floods, and other natural disasters, such as the recent fires that impacted several counties in California, including Orange and Napa. Additionally, acts of terrorism, war, civil unrest, violence, other man-made disasters, or the effects of climate change could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters or the effects of climate change could destroy, or cause a decline in the value of, mortgaged properties or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in loan demand and loan originations, result in drawdowns of deposits by customers impacted by disasters and negatively impact the implementation of our growth strategy. Natural or man-made disasters or the effects of climate change could also disrupt our business operations more generally. We have implemented a business continuity program that allows us to move critical functions to a backup data center in the event of a catastrophe. Although this program has been tested, we cannot guarantee its effectiveness in any disaster scenarios. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster or the effects of climate change could have an adverse effect on our business, financial condition, and results of operations.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments, or other requirements resulting in increased expenses or restrictions on our business activities.

From time to time, in the normal course of business, we have in the past been and may in the future be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, in the future our regulators may impose consent orders, civil money penalties, matters requiring attention, or similar types of supervisory criticism. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations, and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices, or other requirements resulting in increased expenses, diminished income, and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order, or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations, or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have an adverse effect on our business, financial condition, and results of operations.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items.

The nature of our business makes us sensitive to the large body of accounting rules in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our consolidated financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for loan losses on the basis of the current expected loan losses over the lifetime of our loans, which is expected to be applicable to us beginning in 2023, and may result in increases in our allowance for loan losses and future provisions for loan losses; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which is expected to be applicable to us beginning in 2022. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings, and performance metrics. Any such changes could have an adverse effect on our business, financial condition, and results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

On May 7, 2021 we completed our IPO of 6,054,750 shares of our common stock at an IPO price of $20.00 per share, including 789,750 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our common stock. We raised approximately $111.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.5 million and certain estimated offering expenses payable by us of approximately of $1.3 million. The net proceeds less $2.1 million in other related expenses, including audit fees, legal fees, listing fees, and other expenses totaled $109.1 million. Keefe, Bruyette & Woods, Inc. acted as bookrunner for the IPO, and Stephens Inc. and D.A. Davidson acted as co-managers. None of the expenses associated with the IPO were paid to directors, officers, affiliates, persons owning 10% or more of any class of equity securities, or their associates.

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
99

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Star Bancorp
(registrant)

November 10, 2021	/s/ James Beckwith
Date	James Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

November 10, 2021	/s/ Heather Luck
Date	Heather Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)
100