Form 10-K
period 2021-12-31
FIVE STAR BANCORP
filed 2022-02-25
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____

Commission file number: 001-40379

FIVE STAR BANCORP

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 3100 Zinfandel Drive, Suite 100 Rancho Cordova, California (Address of principal executive offices)	75-3100966 (I.R.S. Employer Identification No.) 95670 (Zip Code)

(916) 626-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, no par value per share	FSBC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of, “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2021 was $300.6 million. As of February 22, 2022, the number of shares outstanding of the registrant’s common stock was 17,246,549.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

•	uncertain market conditions and economic trends nationally, regionally, and particularly in Northern California and California, including as a result of the coronavirus, and variants thereof, including the Delta and Omicron variants (“COVID-19”), pandemic;

•	risks related to the concentration of our business in California, and specifically within Northern California, including risks associated with any downturn in the real estate sector;

•	the occurrence or impact of climate change, natural or man-made disasters or calamities, such as wildfires, droughts, and earthquakes;

•	risks related to the impact of the COVID-19 pandemic on our business and operations;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	risks related to our strategic focus on lending to small to medium-sized businesses;

•	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and the value of loan collateral and securities;

•	our ability to attract and retain executive officers and key employees and their customer and community relationships;

•	the risks associated with our loan portfolios, and specifically with our commercial real estate loans;

•	our level of nonperforming assets and the costs associated with resolving problem loans, if any, and complying with government-imposed foreclosure moratoriums;

•	our ability to maintain adequate liquidity and to maintain capital necessary to fund our growth strategy and operations and to satisfy minimum regulatory capital levels;

•	the effects of increased competition from a wide variety of local, regional, national, and other providers of financial and investment services;

•	risks associated with unauthorized access, cyber-crime, and other threats to data security;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including supervisory actions by federal and state banking agencies;

•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by our regulators, and economic stimulus programs;

•	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	changes in the U.S. economy, including an economic slowdown, inflation, deflation, housing prices, employment levels, rate of growth, and general business conditions;

•	our ability to implement, maintain, and improve effective internal controls; and

•	other factors that are discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Annual Report on Form 10-K, including those discussed in the section entitled “Risk Factors.” Additional factors that could cause results or performance to materially differ from those expressed in our forward-looking statements are detailed in other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Annual Report on Form 10-K. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.

PART I

Item 1.	Business

Our Company

Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp (“Bancorp” or the “Company”) is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank (“Five Star” or the “Bank”), a California state-chartered non-member bank. The Bank began operations on December 20, 1999. Bancorp was incorporated on September 16, 2002 and became the sole shareholder of the Bank on June 2, 2003. Our executive offices are located at 3100 Zinfandel Drive, Suite 100, Rancho Cordova, California 95670 and our telephone number is (916) 626-5000. Our website address is www.fivestarbank.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

The Company provides a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices, two loan production offices, the Internet, and its mobile banking application. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s loans and deposits are primarily within Northern California, and the Bank’s primary funding source is deposits from customers. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” As of December 31, 2021, we had total assets of $2.6 billion, total loans, net of allowance for loan losses, of $1.9 billion, and total deposits of $2.3 billion.

In May 2021, the Company completed its initial public offering (“IPO”), in which the Company issued 6,054,750 shares of common stock, no par value, including 789,750 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold to the public at a price of $20.00 per share and began trading on the Nasdaq Global Select Market on May 5, 2021 resulting in total net proceeds less other related expenses, including audit fees, legal fees, listing fees, and other expenses, of $109.1 million.

In connection with the IPO, the Company also terminated its status as a Subchapter S corporation as of May 5, 2021 and became a taxable C Corporation.

Unless otherwise indicated, references in this report to “we,” “our,” “us,” “the Company,” or “Bancorp” refer to Five Star Bancorp and our consolidated subsidiary. All references to “the Bank” or “Five Star” refer to Five Star Bank, our wholly owned subsidiary.

Our Market

The Company, through the Bank, provides financial services to customers who are predominately small and middle-market businesses, professionals, and individuals primarily in the Northern California region. Our primary loan products are commercial real estate loans, commercial loans, commercial land and construction loans, and farmland loans. Our primary deposit products are money market accounts, non-interest-bearing accounts, and interest checking accounts.

Our principal geographic market is the Roseville/Sacramento/Rancho Cordova/Elk Grove area (the “Greater Sacramento Area”). The Greater Sacramento Area has a profitable and productive economy driven by the governmental, education, technology, health care, agricultural, and manufacturing sectors. Since 2016, our market share of the total deposits in the Sacramento Area has increased significantly, according to the FDIC Deposit Market Share Reports. We believe that our market growth confirms the quality of the purpose-driven and integrity-centered banking that we strive to deliver to our customers.

Our Products and Services

Lending Activities

We focus primarily on commercial lending, with an emphasis on commercial real estate. We offer a variety of loans to small and medium-sized businesses, professionals, and individuals, including commercial real estate, commercial, commercial land and construction, and farmland loans. Although a substantial portion of our loan portfolio consists of commercial real estate loans within our market, our portfolio is diverse and includes a significant amount of Small Business Administration (“SBA”) loans to customers nationwide. To a lesser extent, we also offer residential real estate and construction loans and consumer loans.

Commercial real estate loans: As of December 31, 2021, we had $1.6 billion in total commercial real estate loans, representing 81.48% of total loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. These loans are generally collateralized by first liens on real estate and amortized over a period of years. We monitor and evaluate commercial real estate loans based on collateral, geography, and risk grade criteria. Our commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and industry. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry.

Commercial loans: As of December 31, 2021, we had $180.3 million in commercial loans, representing 9.26% of total loans. Commercial loans are underwritten after evaluating the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

SBA loans: As of December 31, 2021, our total commercial SBA portfolio held for investment, excluding Paycheck Protection Program (“PPP”) loans, was $48.0 million, representing 2.48% of total loans held for investment. In 2021, we sold 169 SBA loans, excluding PPP loans, with government guaranteed portions totaling $41.4 million. We participate in the SBA 7(a) program in order to meet the needs of our small business community as well as customers nationwide. As an approved participant in the SBA Preferred Lender Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. Pursuant to the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act”), the SBA guaranteed 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program (excluding PPP loans) through October 1, 2021. The SBA presently guarantees 75% to 90% of the principal amount of qualifying loans originated under the 7(a) loan program (excluding PPP loans). The guarantee is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion of the SBA loans we originate.

PPP loans: Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed in March 2020, we funded over 1,500 loans to eligible small businesses and non-profit organizations nationwide who participated in the PPP administered by the SBA as of December 31, 2021. The balance of PPP loans at December 31, 2021 was $22.1 million, or 1.14% of total loans. PPP loans have terms of two to five years and earn interest at 1.00%. In addition, we received a fee of 1.00% to 5.00% from the SBA depending on the loan amount. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if borrowers meet the requirements of the program. The PPP Flexibility Act, signed into law on June 5, 2020, modified, among other things, rules governing the PPP payment deferral period. We ended our origination of new PPP loans under the first round of the PPP on June 30, 2020. In October 2020, due to updated guidance from the SBA that PPP loan payments were to be deferred until the SBA had remitted forgiveness funds to the lender if the borrower had applied during the ten months after the end of its covered period, we modified the first payment due dates for PPP loans that originated prior to June 5, 2020 and extended the payment deferral period from six months to a minimum of 16 months. The Consolidated Appropriations Act provided additional funding for the PPP and allowed eligible borrowers, including certain borrowers that had already received a PPP loan, to apply for PPP loans through March 31, 2021. In January 2021, we restarted our PPP loan origination efforts. The American Rescue Plan Act of 2021 (the “American Rescue Plan Act”), which was enacted on March 11, 2021, expanded the eligibility criteria for PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021 (the “PPP Extension Act”), which became law on March 30, 2021, extended the deadline to apply for a PPP loan through May 31, 2021.

Commercial land and construction loans: As of December 31, 2021, we had $61.6 million in commercial land and construction loans, representing 3.16% of total loans. We make loans to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes in our market. On rare occasions, we also make loans for the acquisition of undeveloped land subject to heightened underwriting requirements. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates generally based on the borrowers’ ability to repay the loans from the cash flow of their business(es). The terms of our commercial land and construction loans vary depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest-only construction period and mature at the completion of construction.

Farmland loans: As of December 31, 2021, we had $54.8 million in farmland loans, representing 2.82% of total loans. We are a strong agricultural lender, with both lines of credit and term loans. Farmland loans are generally made to producers and processors of crops and livestock. Repayment is primarily from the sale of an agricultural product or service. Farmland loans are secured by real property and are susceptible to changes in market demand for specific commodities. This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions, and changes in business cycles, as well as adverse weather conditions.

Residential real estate and construction loans: As of December 31, 2021, we had $36.0 million in residential real estate and construction loans, representing 1.85% of total loans. Residential real estate loans are underwritten based upon income, credit history, and collateral. To monitor and manage residential loan risk, policies and procedures are developed and modified, as needed. We believe that this activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.

Consumer and other loans: As of December 31, 2021, we had $17.2 million in consumer and other loans, representing 0.88% of total loans. We make a variety of loans in relatively small amounts to individuals for personal purposes, primarily for home repairs and improvements. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history, and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral, and size of the loan. The performance of consumer loans is affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce, and other individual-specific characteristics. We do not expect these consumer and other loans to make up a significant portion of our lending activity.

Lending Philosophy

In keeping with our mission of purpose-driven and integrity-centered banking, we seek credit arrangements that serve our local community and provide attractive risk-adjusted returns to us. We pursue our objectives and are mindful of liquidity, flexibility, and risk considerations by exercising controls on non-interest expenses and close management of our assets and liabilities. We periodically set guidelines aimed to maintain stability of our loan-to-deposit ratio, minimize past-due and non-accrual loans, and achieve an optimal loan mix and concentration. We seek well-margined and collateralized loan opportunities to borrowers with extensive professional asset operating experience.

Lending Policy and Procedures

We have established common documentation, policies, and standards for lending based on the type of loan. A thorough credit analysis precedes commercial and real estate loan decisions, and we follow well-established and proven procedures when approving consumer loans.

We have established a Management Loan Committee and a Director Loan Committee. Our Management Loan Committee is comprised of our Chief Executive Officer, our Chief Credit Officer, certain other members of management, and select senior loan officers and is primarily responsible for day-to-day implementation and oversight of our loan approval procedures. Our board of directors approves, from time to time, a delegated lending authority to members of the Management Loan Committee. The amount of authority delegated to each member of the committee varies based on years of direct lending experience, responsibility, and performance, and the authority limits also vary by collateral type.

Concentrations of Credit Risk

Although we have a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate located in Northern California. As of December 31, 2021, approximately 69.13% of our real estate loans measured by dollar amount were secured by collateral located in California, a majority of which is in Northern California. Additionally, we have a high concentration of real estate related loans, which represented approximately 89.31% of our loan portfolio at December 31, 2021. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in our primary market in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.

Deposit Products

Representing 98.46% of our total liabilities as of December 31, 2021, deposits are our primary source of funding for our business operations. As of December 31, 2021, we held $2.3 billion of total deposits, including $902.1 million in non-interest-bearing deposits.

We offer a complete array of deposit products for small and medium-sized businesses, professionals, and individuals, including a variety of checking and savings accounts, time deposits, and money market accounts. We also provide a wide range of deposit services, including debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services.

We obtain most of our deposits from individuals, small and medium-sized businesses, and municipalities in our market. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. We provide a high level of customer service to our depositors. We have invested in personnel, business and compliance processes, and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known.

As of December 31, 2021, our 26 largest deposit relationships, each accounting for more than $10 million, totaled $912.7 million, or 39.93% of our total deposits. This includes $424.5 million of our total deposits held by municipalities, of which we conduct a monthly review. Our management maintains our liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.

Investment Securities

As of December 31, 2021, the carrying value of our investment portfolio, which represented 6.01% of total assets, totaled $153.8 million and had an average effective yield of 1.71% and an estimated modified duration of approximately 5.4 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2021, 53.02% and 32.57% of our investment portfolio consisted of mortgage-backed securities and obligations of states and political subdivisions, respectively. The remainder of our securities portfolio is invested in U.S. government agencies, collateralized mortgage obligations, and corporate bonds. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Due to the low interest rate environment, we are primarily holding the majority of our on-balance sheet liquidity in interest-bearing bank deposits to limit our exposure to interest rate and price risk and to provide readily available funds for loan growth.

Competition

The banking business is highly competitive, and we face strong competition from many other financial institutions and financial services providers. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders, and commercial and consumer finance companies, including large national financial institutions that operate in our market. Our profitability depends in large part upon our continued ability to successfully compete with these institutions for lending opportunities, deposit funds, financial products, bankers, and potential acquisition targets.

We conduct business through nine banking centers in our key market of Northern California. Many other commercial and community banks, savings institutions, credit unions, and other financial institutions maintain a physical presence in our primary market area, and some maintain only a virtual presence. Many of these competitors are larger than we are, have significantly more resources, greater brand recognition, and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing than we can and may better afford and make broader use of media advertising, support services, and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. To offset these competitive disadvantages, we concentrate marketing efforts in the local markets we service with local advertisements and personal contacts. We depend on our reputation of having greater personal service than our competitors, as well as consistency, flexibility, the ability to make credit and other business decisions quickly, and our deep knowledge of competitor strengths and weaknesses.

Based on the FDIC Summary of Deposits as of June 30, 2021, Five Star ranks eighth in the Sacramento metropolitan statistical area (“MSA”) by deposit market share with deposits of $1.8 billion and four branches. As of June 30, 2021, total market deposits in the Sacramento MSA is $73.2 billion of which $58.8 billion, or approximately 80.23%, is held by seven money center banks across 220 branches. We are the 57th largest insured depository institution in California by deposits as of June 30, 2021.

Information Technology Systems

We have made, and continue to make, significant investments in our information technology systems and staff for our banking and lending operations and treasury management activities. We believe this investment will support our continued growth and enable us to enhance our capabilities to offer new products, improve overall customer experience, improve profitability through efficiencies, and provide scalability for future growth. We utilize nationally recognized software vendors and their cloud/hosted models, which allow us to outsource the processing of our data. Our internal network and e-mail systems are administered by a managed service provider specializing in financial institutions, and we maintain our production infrastructure in a data center facility near Reno, Nevada. This site provides for power and connectivity redundancy, and we maintain a disaster recovery program, including a cloud-based recovery environment.

The majority of our other systems, including our electronic funds transfer, transaction processing, and our online banking services are hosted by third-party service providers. The scalability of this infrastructure will support our growth strategy. In addition, the tested capability of these vendors to automatically switch over to standby systems should allow us to recover our systems and provide business continuity quickly in case of a disaster.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Among other factors, as an emerging growth company:

•	we may present only two years of audited financial statements and discuss only our results of operations for two years in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•	we are exempt from the requirement to provide an opinion from our auditors on the design and operating effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
•	we may choose not to comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our audited financial statements;
•	we are permitted to provide less extensive disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we are not required to include a compensation discussion and analysis and other disclosure regarding our executive compensation in this Annual Report on Form 10-K; and
•	we are not required to hold nonbinding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions for up to five years unless we earlier cease to qualify as an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the U.S. Securities and Exchange Commission (“SEC”). We have elected to adopt the reduced disclosure requirements described above regarding the number of periods for which we are providing audited financial statements and selected financial data, and our executive compensation arrangements. In addition, we take advantage of the reduced reporting and other requirements under the JOBS Act with respect to the periodic reports we file with the SEC and proxy statements that we use to solicit proxies from our shareholders. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you invest.

The JOBS Act exempts emerging growth companies from compliance with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of this extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. As such, our consolidated financial statements may not be comparable with those of a public company that is not an emerging growth company, or those of a public company that is an emerging growth company that has opted out of using the extended transition period, because of the potential differences in accounting standards used.

Risk Management

We believe that effective risk management and control processes are critical to our safety and soundness, our ability to predict and manage the challenges that we face, and, ultimately, our long-term corporate success. Risk management refers to the activities by which we identify, measure, monitor, evaluate, and manage the risks we face in the course of our banking activities. These include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial, and reputational risk exposures. Our board of directors, both directly and through its committees, is responsible for overseeing our risk management processes, including quarterly enterprise risk management assessments and annual assessments in the following areas: (i) cyber; (ii) Bank Secrecy Act of 1970 (“Bank Secrecy Act”)/anti-money laundering; and (iii) third-party risk, with each of the committees of our board of directors assuming a different and important role in overseeing the management of the risks we face.

The Audit Committee of our board of directors is responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures, and internal control over financial reporting). The Compensation Committee of our board of directors has primary responsibility for risks and exposures associated with our compensation policies, plans, and practices regarding both executive compensation, board compensation, and our compensation structure generally. Our Compensation Committee, in conjunction with our President and Chief Executive Officer and other members of our management, as appropriate, reviews our incentive compensation arrangements to ensure these programs are consistent with applicable laws and regulations, including safety and soundness requirements, and do not encourage imprudent or excessive risk-taking by our employees. The Governance and Nominating Committee of our board of directors oversees risks associated with the independence of our board of directors and potential conflicts of interest.

Our senior management is responsible for implementing our risk management processes by assessing and managing the risks we face, including strategic, operational, regulatory, investment, and execution risks, on a day-to-day basis, and reporting to our board of directors regarding our risk management processes. Our senior management is also responsible for creating and recommending to our board of directors for approval of appropriate risk appetite metrics reflecting the aggregate levels and types of risk we are willing to accept in connection with the operation of our business and pursuit of our business objectives.

The role of our board of directors in our risk oversight is consistent with our leadership structure, with our President and Chief Executive Officer and the other members of senior management having responsibility for assessing and managing our risk exposure, and our board of directors and its committees providing oversight in connection with those efforts. We believe this division of risk management responsibilities presents a consistent, systemic, and effective approach for identifying, managing, and mitigating risks throughout our operations.

Human Capital

To facilitate talent attraction and retention, we strive to create an inclusive, safe, and healthy workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and welfare programs.

Employee Profile

As of December 31, 2021, we had 163 full-time employees and five part-time employees. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Compensation and Benefits

We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, this program includes annual bonus opportunities, a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, flexible spending accounts, paid time off and family leave, and an employee assistance program.

Learning and Development

We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues under the leadership of a Training and Development Manager. We facilitate the educational and professional development of our employees through support to attend conferences and obtain degrees, licenses, and certifications while employed by us.

Commitment to Environmental, Social, and Governance

We are executing, and plan to scale-up, an Environmental, Social, and Governance strategy to drive positive change that focuses on environmental impacts of our business, social factors in the communities we serve, and the governance of our board of directors.

Environmental: Climate change impacts our customers, communities, employees, and shareholders. We are committed to developing policies and procedures that can contribute to reducing the effects of climate change, including funding customer business ventures that create positive environmental impact through agriculture or technology. Beginning in June 2021, we onboarded over 2,000 loans in a micro-loan program funding residential energy efficiency equipment. Additionally, we equip customers with technology tools designed to reduce their carbon footprint by reducing in-branch customer visits.

We have taken steps designed to help reduce our own carbon footprint by utilizing e-signatures to conduct business to reduce paper consumption and encouraging our employees to work remotely, where possible. We recognize that reducing the effects of climate change and helping to drive the transformation of a lower carbon environment are ongoing, and plan to continually seek out opportunities that can positively impact the effect that climate change has on the environment.

Social: We work to create positive social impacts in the communities in which our business operates, including by addressing food deserts, supporting affordable housing projects, and encouraging nonprofit donations. As the effects of the COVID-19 pandemic continue, including the emergence of new variants, we remain committed to employee and customer safety through robust alternative working arrangements and extensive safety measures.

Governance: The Governance and Nominating Committee of our board of directors is committed to diversity on our board of directors and compliance with applicable rules, regulations, and guidance regarding the composition of our leadership. During the course of 2021, we added members to our board of directors that represented diverse backgrounds, including those attributed to race, ethnicity, gender, and other demographics. We are committed to ethical business practices and accounting transparency, as evidenced through our involvement in the community and results of examinations by regulators.

Dedication to Diversity, Equity, and Inclusion

Diversity, Equity, and Inclusion (“DE&I”) is essential in our workplace. We have a fully engaged Senior Vice President, Chief Operations Officer and Chief DE&I Officer who leads our DE&I efforts. Our Human Resources department is demonstrating a commitment to DE&I through hiring practices and employee training. We are committed to ensuring that all employees feel a sense of belonging in the workplace and that processes and programs are impartial, fair, and provide equal opportunity for every individual. We also have a history of serving customers in the nonprofit community who assist our region’s most vulnerable, underserved, and underrepresented populations.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available free of charge at http://investors.fivestarbank.com under the heading “Financials & Filings,” as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC’s website at https://www.sec.gov. The information contained on the Company’s website as referenced in this Annual Report on Form 10-K should not be considered a part of this report.

Supervision and Regulation

General

Federal and state banking laws impose a comprehensive system of supervision, examination, regulation, and enforcement on the operations of insured banks and their holding companies. As a result, our growth, earnings performance, and operations may be affected by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation (the “DFPI”), the FDIC, the Federal Reserve, and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (the “IRS”), and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury Department”), and SBA regulations with respect to small business loans, have an impact on our business. These statutes, regulations, and policies are continually under the review of the United States Congress and state legislatures, as well as federal and state regulatory agencies, and the nature and extent of future legislative, regulatory, or other developments affecting financial institutions are impossible to predict with any certainty. Supervision and regulation of banks, their holding companies, and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (the “DIF”) of the FDIC, and the U.S. banking and financial system, rather than holders of our capital stock.

The following is a summary of material elements of the regulatory and supervisory framework applicable to us and the Bank. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it provide complete summaries of the statutes, regulations, and policies referenced therein.

Supervision and Regulation of the Company

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are primarily subject to the supervision, examination, and reporting requirements of the BHC Act, Federal Deposit Insurance Act (the “FDI Act”), the regulations of the Federal Reserve and FDIC, and certain of the requirements imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

Federal law subjects bank holding companies, such as the Company, to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines, penalties, or cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company.

Federal Oversight Over Mergers and Acquisitions, Investments, and Activities

The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control 5.00% or more of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

Before approving any such transaction, the Federal Reserve is required by the BHC Act to consider a number of factors, including the transaction’s competitive impact, the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, and the effectiveness of the parties in combatting money laundering activities. Provisions of the FDI Act known as the Bank Merger Act impose similar approval standards for an insured depository institution to merge with another insured depository institution or a non-insured institution.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), permits us to acquire a bank located in any other state, regardless of state law to the contrary, subject to certain deposit percentage, aging requirements, and other restrictions. The Riegle-Neal Act also generally permits national- and state-chartered banks to branch interstate through acquisitions of banks in other states. Bank holding companies must be “well-capitalized” and “well-managed” to obtain federal bank regulatory approval of an interstate acquisition without regard to state law prohibiting the transaction.

The BHC Act also generally requires Federal Reserve approval for a bank holding company’s acquisition of a company that is not an insured depository institution. Bank holding companies generally may engage, directly or indirectly, only in managing or controlling banks, and such other activities as are determined by the Federal Reserve to be closely related to banking, and certain other permissible nonbanking activities. Bank holding companies generally must notify the Federal Reserve before acquiring a company that is not an insured depository institution or engaging in a permissible nonbanking activity, and the Federal Reserve considers several factors in reviewing such a notice. The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity, or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

The Gramm-Leach-Bliley Act (the “GLB Act”) allows a bank holding company that satisfies certain criteria to elect to become a financial holding company, which would allow such company to engage in activities that are financial in nature, incidental to such activities, or complementary to such activities. We have not elected financial holding company status.

The FDIC has the authority to approve applications by state non-member banks to establish de novo branches, including, under the Riegle-Neal Act, in states other than the bank’s home state if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a state bank chartered by that state.

Certain acquisitions of our voting stock may be subject to regulatory approval or notice under federal law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the Change in Bank Control Act and the BHC Act, which prohibit any person or company from acquiring control of the Company without, in most cases, the prior written approval of the Federal Reserve.

Source of Strength

The FDI Act and Federal Reserve regulations require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. As a result, a bank holding company may be expected to commit resources to support its bank subsidiary, including at times when the holding company may not be inclined or in a financial position to provide it.

Capital Adequacy

Bank holding companies and banks are subject to various regulatory capital requirements administered by federal and state bank regulatory agencies. Capital adequacy regulations and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices, as well as qualitative judgments by the regulators about components of capital, risk-weightings, and other factors. United States capital regulations were substantially revised in 2013 as a result of changes in the Dodd-Frank Act and Basel III capital rules. The Federal Reserve and the FDIC, the primary federal regulators of the Company and Bank, respectively, have substantially similar generally applicable risk-based capital ratio and leverage ratio requirements.

We operate under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities registered with the SEC from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements. Historically, the Federal Reserve has not usually deemed a bank holding company ineligible for application of this policy statement solely because its common stock is registered under the Exchange Act. However, there can be no assurance that the Federal Reserve will continue this practice, and changes to this practice may result in the loss of our status as a small bank holding company for these purposes.

If the Company no longer were subject to the Small Bank Holding Company Policy Statement, the following generally applicable capital requirements that apply to the Bank also would apply to the Company. The Bank is required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00% (a minimum of 4.50% plus a capital conservation buffer of 2.50%), a Tier 1 capital to risk-weighted assets ratio of at least 8.50% (a minimum of 6.00% plus a capital conservation buffer of 2.50%), a total capital to risk-weighted assets ratio of at least 10.50% (a minimum of 8.00% plus a capital conservation buffer of 2.50%), and a Tier 1 leverage ratio of at least 4.00%. In addition, insured depository institutions such as the Bank, unlike bank holding companies, are subject to further capital requirements to be deemed “well-capitalized” under the prompt corrective action provisions of the FDI Act and implementing regulations of the federal banking agencies, as described in the section entitled “—Supervision and Regulation of the Bank—Prompt Corrective Action” below.

For purposes of calculating the denominator of the risk-based capital ratios, a banking institution’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. For purposes of calculating the numerator of the capital ratios, capital, at both the holding company and bank levels, is classified in one of three tiers depending on the “quality” and loss-absorbing features of the capital instrument. Common equity Tier 1 capital is predominantly comprised of common stock instruments (including related surplus) and retained earnings, net of treasury stock, and after making necessary capital deductions and adjustments. Tier 1 capital is comprised of common equity Tier 1 capital and additional Tier 1 capital, which includes non-cumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria (including related surplus). Total capital is comprised of Tier 1 capital and Tier 2 capital, which includes certain subordinated debt with a minimum original maturity of five years (including related surplus) and a limited amount of allowance for loan losses. Newly issued trust preferred securities and cumulative perpetual preferred stock may not be included in Tier 1 capital, but generally may be included in Tier 2 capital, provided they do not include features that are disallowed by the capital rules, such as the acceleration of principal other than in the event of a bankruptcy, insolvency, or receivership of the issuer.

Failure to meet minimum capital requirements could subject a banking organization to a variety of enforcement remedies. A banking organization’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on the banking organization’s ability to make capital distributions and discretionary bonus payments.

At December 31, 2021, common equity Tier 1 capital, Tier 1 capital, and total capital of the Company on a consolidated basis equaled 11.44%, 11.44%, and 13.98% of its total risk-weighted assets, respectively, and its Tier 1 leverage ratio on a consolidated basis was 9.47%. At December 31, 2021, the Bank exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital, and total capital equal to 12.55%, 12.55%, and 13.69% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 10.38%. As a result, the Bank was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described below.

Payment of Dividends and Stock Repurchases

The Company is limited in its ability to pay dividends or repurchase its stock by the Federal Reserve, including if doing so would be an unsafe or unsound banking practice. When a bank holding company intends to declare or pay a dividend that could raise safety and soundness concerns, it generally will be required to inform and consult with the Federal Reserve in advance. It is the policy of the Federal Reserve that a bank holding company should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the company’s capital needs and overall current and prospective financial condition. Additionally, bank holding companies should inform and consult with the Federal Reserve in advance of declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. We consulted the Federal Reserve in advance of our distribution of $27.0 million to our S Corporation shareholders, which exceeded earnings for the period for which the dividend was paid, from our federal accumulated adjustments account in 2021.

Because the Company operates under the Small Bank Holding Company Policy Statement, the Federal Reserve will generally expect the Company not to pay dividends unless its debt to equity ratio is 1:1 or lower, the Company meets certain other criteria under the Federal Reserve’s Regulation Y, and the dividends are reasonable in amount, do not adversely affect the ability of the Company to service its debt in an orderly manner, and do not adversely affect the ability of the Bank to be well-capitalized. Although the Company currently meets these requirements, the Company cannot be sure that it will continue to meet those requirements or that even if it does, it will be able to pay dividends.

If a bank holding company does not operate under the Small Bank Holding Company Policy Statement, according to guidance from the Federal Reserve, the bank holding company’s dividend policies will be assessed against, among other things, its ability to achieve applicable capital ratio requirements. If a bank holding company does not achieve applicable capital ratio requirements, it may not be able to pay dividends. The Company cannot be sure that it would meet those requirements or that even if it does, it would be able to pay dividends.

A bank holding company is required to give the Federal Reserve prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding 12 months, is equal to 10.00% or more of the Company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by or written agreement with the Federal Reserve. This prior notice requirement does not apply to any bank holding company that meets certain “well-capitalized” and “well-managed” standards and is not the subject of any unresolved supervisory issues.

In addition, a bank holding company is required to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity if such redemption could have a material effect on the level or composition of the organization’s capital base. For bank holding companies subject to the Small Bank Holding Company Policy Statement, such consultation is only required for the redemption of instruments included in equity as defined under accounting principles generally accepted in the United States of America (“GAAP”), such as common and perpetual preferred stock, and not for certain other instruments included as regulatory capital.

Examinations

Bank holding companies and banks are subject to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can impact the conduct and growth of their businesses. These examinations may consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, sensitivity to market risk, and various other factors. The regulatory agencies generally have broad authority to impose restrictions and limitations on the operations of a regulated entity when an agency determines, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

Anti-Money Laundering Initiatives and Sanctions Compliance

The Company and Bank are subject to extensive regulations aimed at combatting money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant compliance and due diligence obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. Treasury Department regulations implementing the Patriot Act impose obligations on financial institutions to maintain appropriate policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. In addition, the Anti-Money Laundering Act of 2020 (the “AML Act”), enacted in January 2021, includes the most substantial changes to U.S. anti-money laundering law since the Patriot Act. Among other things, the AML Act creates new beneficial ownership reporting requirements for certain entities doing business in the United States, requires the Treasury Department’s Financial Crimes Enforcement Network to establish national anti-money laundering priorities and combating the financing of terrorism priorities, increases anti-money laundering whistleblower awards and expands whistleblower protections, and enhances penalties for Bank Secrecy Act and anti-money laundering violations. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.

The Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. OFAC administers and enforces applicable economic and trade sanctions programs. These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers, and those believed to be involved in the proliferation of weapons of mass destruction. These regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals. The Company maintains policies, procedures, and other internal controls designed to comply with anti-money laundering requirements and sanctions programs.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Exchange Act. In particular, the act established: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their publicly traded company audit clients.

Supervision and Regulation of the Bank

The Bank is a commercial bank chartered under the laws of the state of California and is primarily subject to the supervision, examination, and reporting requirements of the FDIC and the DFPI. Almost every area of the operations and financial condition of the Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law, including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices, and the provision of services. The FDIC and the DFPI regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies have the power to take enforcement action to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. The Bank is subject to supervision, examination, enforcement, and reporting requirements under the FDI Act, the California Financial Code, regulations of the FDIC and DFPI, and certain of the requirements imposed by the Dodd-Frank Act. The Company and the Bank are also subject to a wide range of consumer protection laws and regulations.

California Law

California law governs the chartering and regulation of California commercial banks like ours, including organizational and capital requirements, fiduciary powers, investment authority, banking offices and electronic terminals, declaration of dividends, changes of control and mergers, out of state activities, interstate branching and banking, debt offerings, borrowing limits, and limits on loans to one borrower. The DFPI is charged with the Bank’s supervision and regulation. The DFPI may take possession of a bank if certain conditions exist, such as insufficient shareholders’ equity, unsafe or unauthorized operations, or violations of law.

Under California law, we may engage in the general business of banking, including, but not limited to, accepting deposits, making secured and unsecured loans, purchasing and holding real property for our own use, and issuing, advising, and confirming letters of credit. The amount a bank generally may borrow may not exceed the amount of its shareholders’ equity without the consent of the DFPI.

Restrictions on Lending, Insider Transactions, and Affiliate Transactions

California law limits California banks in the amount they may lend to one borrower and the amount they may lend to insiders. Under California law, with limited exceptions, unsecured loans to one person may not exceed 15.00% of the sum of a bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. Additionally, both secured and unsecured loans to one person (excluding certain secured lending and letters of credit) at any given time generally may not exceed 25.00% of the sum of a bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures.

Section 22(g) of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation O, governs and restricts extensions of credit by a member bank to an executive officer, director, or principal shareholder of the bank and its affiliates. By making these provisions applicable to state non-member banks, the FDI Act and FDIC regulations impose these restrictions on the Bank’s purchases or sales of assets from insiders of the Bank and the Company. Additionally, California law imposes insider lending limits that are similar to the restrictions of the Federal Reserve’s Regulation O.

Sections 23A and 23B of the Federal Reserve Act, which the FDI Act makes applicable to a state non-member bank like ours in the same manner and to the same extent as if it were a member bank, establish parameters for an insured bank to conduct “covered transactions” with its affiliates, generally: (i) limiting the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount not greater than 10.00% of the bank’s capital stock and surplus, and limiting the aggregate of all such transactions with all affiliates to an amount not greater than 20.00% of the bank’s capital stock and surplus; and (ii) requiring that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. In addition, an insured bank’s loans to affiliates generally must be fully collateralized. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, and several other types of transactions.

Concentrations in Lending

In 2006, the federal bank regulatory agencies released guidance advising financial institutions of the risks posed by commercial real estate lending concentrations and reinforcing that financial institutions should implement sound risk management processes to identify, monitor, and control risks associated with commercial real estate concentrations. Higher allowances for loan losses and capital levels may also be required. The commercial real estate guidance provides that further supervisory analysis of an institution’s commercial real estate loan concentrations is warranted when its concentrations exceed either: (i) total reported loans for construction, land development, and other land of 100.00% or more of a bank’s total risk-based capital; or (ii) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development, and other land of 300.00% or more of a bank’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate portfolio has also increased by 50.00% or more during the prior 36 months. We have exposures to loans secured by commercial real estate due to the nature of our market and the loan needs of both our retail and commercial customers. We believe that our long-term experience in commercial real estate lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the commercial real estate guidance.

Prompt Corrective Action

The FDI Act identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the banking agencies’ prompt corrective action framework, an insured depository institution is subject to differential regulation corresponding to the capital category within which the institution falls. For an insured depository institution to be “well-capitalized” under this framework, it must have a common equity Tier 1 capital ratio of at least 6.50%, a Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal or state banking regulator to meet and maintain a specific capital level for any capital measure. These limitations apply to the Bank, and not to the Company on a standalone basis.

The FDI Act requires the federal banking agencies to take prompt corrective action whenever an insured depository institution does not meet minimum capital requirements. Failure to meet the capital guidelines could also subject an insured depository institution to capital raising requirements. In addition, an insured depository institution is generally prohibited from making capital distributions, including paying dividends or paying management fees to a holding company, if the institution would thereafter be undercapitalized. Finally, failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for an insured depository institution could subject the institution to a variety of enforcement remedies available to federal regulatory authorities, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.

The FDI Act also requires the federal banking agencies to prescribe certain noncapital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation, and permits regulatory action against an insured depository institution that does not meet such standards.

Payment of Dividends

The principal source of the Company’s cash flow is dividends from the Bank. There are various legal and regulatory provisions that limit the amount of dividends the Bank can pay to the Company without regulatory approval. Under the California Financial Code, the Bank may not make any distribution to shareholders that exceeds the lesser of its retained earnings or its net income for the last three fiscal years, less the amount of any distributions made by the Bank to shareholders of the Bank during such period. However, with prior approval of the DFPI, the Bank may make a distribution to shareholders that exceeds such amounts, subject to limits set forth in the California Financial Code. Moreover, an institution’s failure to exceed the capital conservation buffer set forth in the federal banking agencies’ capital rules with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments. In addition, an insured depository institution is generally prohibited from making capital distributions, including paying dividends or paying management fees to a holding company, if the institution would thereafter be undercapitalized. Finally, the FDI Act prohibits an insured depository institution from paying dividends on its capital stock if it is in default of its payment of deposit insurance assessments to the FDIC.

Reserve Requirements

Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to 0.00% effective March 26, 2020. Increases to the reserve requirement would decrease the amount of the Bank’s assets that it may make available for lending and investment activities. Currently, the Federal Reserve has no plans to re-impose reserve requirements. However, the Federal Reserve may adjust reserve requirement ratios in the future if conditions warrant. Balances maintained by or on behalf of depository institutions in accounts at Reserve Banks continue to receive interest when reserve requirement ratios are set to zero percent. All balances earned the interest on excess reserves rate through July 28, 2021. Thereafter, all balances earn the Interest on Reserve Balances (the “IORB”) rate.  The IORB rate is the rate of interest paid by the Federal Reserve Bank on balances maintained by or on behalf of an eligible institution in an account at a Federal Reserve Bank. The Board of Governors votes on the level of the IORB rate at each Federal Open Market Committee meeting that is consistent with the announced monetary policy stance.  The amount of interest on reserve balances is calculated by multiplying the IORB rate on a day by the end of day balance maintained in an account on that day.

Consumer Protection Laws

While consumer lending is not currently a significant focus of our business, we are subject to numerous laws and regulations intended to protect consumers, in addition to those discussed above, when lending or offering deposit products to consumers. These laws include, among others: the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair Debt Collection Act, the GLB Act, the Home Mortgage Disclosure Act, the Right to Financial Privacy Act, the Real Estate Settlement Procedures Act, laws regarding unfair and deceptive acts, and practices and usury laws. Additionally, the Dodd-Frank Act created the CFPB, which has authority to issue regulations prohibiting unfair, deceptive, or abusive acts or practices.

Many states and local jurisdictions have consumer protection laws analogous, and in addition to, those listed above. These include, for instance, the California Unfair Competition Law, which broadly prohibits any unlawful, unfair, or fraudulent business act or practice, and false, deceptive, or misleading advertising. Violations of applicable consumer protection laws can result in significant potential liability, including actual damages, restitution, and injunctive relief, from litigation brought by customers, state attorneys general, and other plaintiffs, as well as enforcement actions by banking regulators.

Financial Privacy Laws

The GLB Act and California Consumer Privacy Act impose requirements related to the privacy of customer financial information. Among other things, these laws require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The California Consumer Privacy Act grants California residents the rights to know about personal information collected about them, to delete certain of this personal information, to opt out of the sale of personal information, and to non-discrimination for exercising these rights. The privacy provisions of these laws may affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Branching

Under California law, the Bank may open branch offices throughout California with the prior approval of the DFPI. In addition, with prior DFPI approval, the Bank may acquire branches of existing banks located in California. Under federal law, the Bank may establish branch offices with the prior approval of the FDIC. Federal law allows a bank to branch into a new state through the establishment of a new branch if, among other factors, the bank is “well-managed” and “well-capitalized” and, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch.

FDIC Deposit Insurance Assessments

The deposits of the Bank are insured by the DIF as administered by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the DIF at minimum levels required by statute. The Dodd-Frank Act increased the minimum reserve ratio requirement for the DIF to 1.35% of total estimated insured deposits or the comparable percentage of the deposit assessment base. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the DIF grew at a normal rate. As a result, the DIF reserve ratio fell to below the statutory minimum of 1.35%. The FDIC adopted a restoration plan on September 15, 2020, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. Under the restoration plan, the FDIC will continue to closely monitor the factors that affect the DIF reserve ratio and maintain its current schedule of assessment rates. The FDIC expects the surge of insured deposits resulting from the COVID-19 pandemic to eventually recede and insured deposit growth rates to normalize in the medium- to long-term.

The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. For a depository institution that has been insured for more than five years and that has total consolidated assets of less than $10.0 billion, such as the Bank, the FDIC determines the assessment rate within a range of base assessment rates based on the bank’s CAMELS composite rating, considering other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by considering capital adequacy, assets, management capability, earnings, liquidity, and sensitivity to market and interest rate risk.

Insurance of deposits may be terminated by the FDIC upon a finding that a bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the bank’s federal regulatory agency. In addition, the FDI Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of its parent bank holding company.

Community Reinvestment Act (“CRA”)

The CRA requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies must evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities, and a CRA rating of less than “Satisfactory” may adversely affect the ability of a bank or its parent company to engage in such transactions. The FDIC’s evaluation of the Bank’s record of performance under the CRA is publicly available. The FDIC’s CRA regulations provide that a bank may elect to have its CRA performance evaluated under a strategic plan. This option enables a bank to structure its CRA goals and objectives to address the needs of its community consistent with its business strategy, operational focus, capacity, and constraints. The Bank is operating under a CRA Strategic Plan approved by the FDIC for the years 2019-2021 and has received a rating of “Satisfactory” at its most recent CRA evaluation, dated as of May 3, 2021.

Federal Home Loan Bank of San Francisco (“FHLB”) Membership

The Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of banking institutions. Each Federal Home Loan Bank is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank system and makes advances to members in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank and subject to the oversight of the Federal Housing Finance Agency. All advances from a Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

Cybersecurity

Federal banking agencies pay close attention to the cybersecurity practices of banks and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council (the “FFIEC”), has issued several policy statements and other guidance for banks as new cybersecurity threats arise. The FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyberattacks.

A final rule that the federal banking agencies issued in November 2021 requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. The compliance date of this rule is May 1, 2022.

Limitations on Incentive Compensation

In April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1.0 billion or more in total consolidated assets. For institutions with at least $1.0 billion but less than $50.0 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution: (i) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits; or (ii) that could lead to material financial loss to the institution. The proposal would also impose certain governance and recordkeeping requirements on institutions covered by the rule. Whether or when the agencies will finalize the proposal is uncertain.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the CARES Act was enacted, providing wide-ranging economic relief for individuals and businesses impacted by COVID-19. Among other things, the statute created the PPP and funded it with $349.0 billion. On April 16, 2020, the SBA announced that it had exhausted the $349.0 billion appropriated to it in the CARES Act. On April 24, 2020, the PPP and Health Care Enhancement Act was signed into law, which supplemented certain programs established by the CARES Act and provided additional funding for the PPP. The PPP expired on August 8, 2020. The Consolidated Appropriations Act, which was signed into law on December 27, 2020, provided additional funding for the PPP of approximately $284.0 billion. The act also permitted eligible borrowers, including certain borrowers who had already received a PPP loan, to apply for PPP loans through March 31, 2021. The American Rescue Plan Act, which was enacted on March 11, 2021, expanded the eligibility criteria for PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act, which became law on March 30, 2021, extended the deadline to apply for a PPP loan through May 31, 2021.

The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19-related loan modifications executed between March 1, 2020 and the earlier of: (i) 60 days after the date of termination of the national emergency declared by the President; and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not troubled debt restructurings (“TDRs”). Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under Accounting Standards Codification (“ASC”) Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.

The PPP was a stimulus response to the economic impacts of COVID-19, and its purpose was to provide forgivable loans to smaller businesses, non-profit organizations, and other eligible borrowers that use the proceeds of the loans for payroll and certain other qualifying expenses. The SBA manages the PPP and guarantees PPP loans. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA.

As of December 31, 2021, we had provided approximately $377.4 million in PPP loans for more than 1,500 new and existing customers and we were processing loan forgiveness applications.

Item 1A.	Risk Factors

Certain factors may have an adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto. Any of the following risks could have an adverse effect on our business, financial condition, and results of operations and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risk Factor Summary

The most significant risks that may have an adverse effect on our business, financial condition, and results of operations are summarized below.

•	Our business and operations are concentrated in Northern California, and we are sensitive to adverse changes in the local economy.

•	We operate in a highly competitive market and face increasing competition from traditional and new financial services providers.

•	We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate, and compliance risks, which may have an adverse effect on our business, financial condition, and results of operations if we are unable to manage such risks.

•	We may be unable to effectively manage our growth, which could have an adverse effect on our business, financial condition, and results of operations.

•	We operate in a highly regulated industry, and the current regulatory framework and any future legislative and regulatory changes may have an adverse effect on our business, financial condition, and results of operations.

•	We are subject to regulatory requirements, including stringent capital requirements, consumer protection laws, and anti-money laundering laws, and failure to comply with these requirements could have an adverse effect on our business, financial condition, and results of operations.

•	We are subject to laws regarding privacy, information security, and protection of personal information, and any violation of these laws or incidents involving personal, confidential, or proprietary information of individuals, including, among others, system failures or cybersecurity breaches of our network security, could damage our reputation and otherwise adversely affect our business, financial condition, and results of operations.

•	We recently terminated our status as an S Corporation for federal income tax purposes in connection with our IPO and may be subject to claims from taxing authorities related to our prior S Corporation status.

•	Our charter documents contain certain provisions, including anti-takeover and exclusive forum provisions, that limit the ability of our shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.

•	We are subject to risks associated with the COVID-19 pandemic, which could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business

Our business and operations are concentrated in California, specifically Northern California, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Unlike many of our larger competitors that maintain significant operations located outside our market, substantially all of our customers are individuals and businesses located and doing business in the state of California. As of December 31, 2021, approximately 69.13% of our real estate loans measured by dollar amount were secured by collateral located in California, substantially all of which is in Northern California. Therefore, our success will depend upon the general economic conditions and real estate activity in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans, may lead to loan losses that are not offset by operations in other markets, and may also reduce the ability of depositors to make or maintain deposits with us. In addition, businesses operating in Northern California, and Sacramento in particular, depend on California state government employees for business, and reduced spending activity by such employees in the event of furloughing or termination of such employees could have an adverse impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank. For these reasons, any regional or local economic downturn could have an adverse effect on our business, financial condition, and results of operations.

The small to medium-sized businesses to which we lend may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair their ability as a borrower to repay a loan. These factors may be especially true given the effects of the COVID-19 pandemic. In addition, the success of small and medium-sized businesses often depends on the management skills, talents, and efforts of one or two people or a small group of people, and the death, disability, or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate or any of our borrowers are otherwise affected by adverse business developments, our small to medium-sized borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our business, financial condition, and results of operations.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

As of December 31, 2021, approximately 89.31% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, with a majority of these real estate loans concentrated in Northern California. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults, and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk, and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then-fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition, and results of operations.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve, which has suggested that it may take steps to raise interest rates in 2022. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have an adverse effect on our business, financial condition, and results of operations. As of December 31, 2021, 73.13% of our interest-earning assets and 92.62% of our interest-bearing liabilities were variable rate, where our variable rate liabilities reprice at a slower rate than our variable rate assets.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the demand for loans, decreasing the ability of borrowers to repay their current loan obligations, and increasing early withdrawals on term deposits. These circumstances could not only result in increased loan defaults, foreclosures, and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for loan losses, which could have an adverse effect on our business, financial condition, and results of operations. The Federal Reserve has indicated that it expects it will soon be appropriate to raise the target range for the federal funds rate. In contrast, a decrease in the general level of interest rates, such as the Federal Reserve’s sharp reduction in interest rates in response to the economic and financial effects of the COVID-19 pandemic, may affect us through, among other things, increased prepayments on our loan portfolio, and our cost of funds may not fall as quickly as yields on interest-earning assets. Our asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers.

We have many competitors. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders, and commercial and consumer finance companies, including large national financial institutions that operate in our market. Many of these competitors are larger than we are, have significantly more resources, greater brand recognition, and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing than we can and may better afford and make broader use of media advertising, support services, and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We compete with these other financial institutions both in attracting deposits and making loans. We expect competition to continue to increase as a result of legislative, regulatory, and technological changes, the continuing trend of consolidation in the financial services industry, and the emergence of alternative banking sources. Our profitability in large part depends upon our continued ability to compete successfully with traditional and new financial services providers, some of which maintain a physical presence in our market and others of which maintain only a virtual presence. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability.

Additionally, like many of our competitors, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek and compete for customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2021, we had $2.3 billion in deposits and a loan to deposit ratio of 85.09%. As of the same date, using deposit account related information such as tax identification numbers, account vesting, and account size, we estimated that $1.3 billion of our deposits exceeded the FDIC deposit insurance limits. Additionally, we have $366.9 million of governmental deposits secured by collateral. Although we have historically maintained a high deposit customer retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, and a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have an adverse effect on our business, financial condition, and results of operations. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have an adverse effect on our business, financial condition, and results of operations.

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

We are exposed to higher credit risk by our commercial real estate, commercial land and construction, commercial construction, and farmland loans.

Commercial real estate, commercial land and construction, commercial construction, and farmland-based lending usually involve higher credit risks than other types of mortgage loans. As of December 31, 2021, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner-occupied)—81.48%; and commercial land and construction—3.16%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.

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

Commercial land development loans and owner-occupied commercial real estate loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (i) they depreciate over time; (ii) they are difficult to appraise and liquidate; and (iii) they fluctuate in value based on the success of the business.

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

As of December 31, 2021, real estate construction loans comprised 3.16% of our total loan portfolio and such lending involves additional risks because funds are advanced based on the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

At December 31, 2021, our total commercial SBA loan portfolio held for investment, excluding PPP loans, was $48.0 million, representing 2.48% of total loans held for investment. During the year ended December 31, 2021, we sold 169 SBA loans with government-guaranteed portions totaling $41.4 million. The non-guaranteed portion of SBA loans have a higher degree of risk of loss as compared to the guaranteed portion of such loans, and these non-guaranteed loan portions make up a substantial majority of our remaining SBA loans.

When we sell the guaranteed portion of an SBA loan in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which it was originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations, and financial condition could be adversely affected. Further, we generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations could be adversely impacted.

Curtailment of government-guaranteed loan programs could affect a segment of our business.

One component of our business consists of originating and periodically selling U.S. government-guaranteed loans, in particular those guaranteed by the SBA. Pursuant to the Consolidated Appropriations Act, the SBA guaranteed 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program (excluding PPP loans) through October 1, 2021. The SBA presently guarantees 75% to 90% of the principal amount of qualifying loans originated under the 7(a) loan program (excluding PPP loans). The U.S. government may not maintain the SBA 7(a) loan program, and even if it does, the guaranteed portion may not remain at its current or anticipated level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government-guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our non-interest income, any significant changes to the SBA 7(a) loan program, such as its funding or eligibility requirements, may have an unfavorable impact on our prospects, future performance, and results of operations. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the year ended December 31, 2021 was $41.4 million, as compared to $71.3 million for the year ended December 31, 2020.

As a participating lender in the SBA’s PPP, we are subject to added risks, including credit, fraud, and litigation risks.

In April 2020, we began processing loan applications under the PPP as an eligible lender with the benefit of a government guarantee of loans to small business clients, many of whom have faced, or continue to face, difficulties even after being granted such a loan. PPP loans have contributed to our loan growth since March 31, 2020. The PPP Extension Act, which became law on March 31, 2021, extended the deadline to apply for a PPP loan through May 31, 2021.

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

At December 31, 2021, farmland loans totaled $54.8 million, or 2.82% of our total loan portfolio. Farmland lending involves a greater degree of risk and typically involves higher principal amounts than many other types of loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions that prevent the planting of crops or limit crop yields (such as hail, drought, fires, and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally), and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us, and, as a result, a severe and prolonged decline in commodity prices may have an adverse effect on our business, financial condition, and results of operations. It is also difficult to project future commodity prices, as they are dependent upon many different factors beyond our control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. Consequently, farmland real estate loans may involve a greater degree of risk than other types of loans.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from issuance and sale of our equity and debt securities. Additional liquidity is provided by the ability to borrow from the FHLB and the Federal Reserve Bank of San Francisco to fund our operations. We may also borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market or by one or more adverse regulatory actions against us.

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

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. Additionally, federal and state regulators and state attorneys general have prosecuted or pursued enforcement action against a number of mortgage servicing companies for alleged consumer protection law violations. If new federal or state laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, they could have an adverse effect on our business, financial condition, and results of operations.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has: (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios and may be required to maintain higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. From December 31, 2020 through December 31, 2021, our commercial real estate loan balances have increased by $543.0 million. As of December 31, 2021, commercial real estate loans represent 577.92% of our total risk-based capital. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition, and results of operations.

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

Our current business strategy includes an emphasis on commercial real estate lending. Although we sold $41.4 million of loans in the year ended December 31, 2021, one of which was a commercial real estate loan, we may decide to sell more loans in the future. A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.

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

Additionally, consumer protection initiatives or changes in state or federal law, including the CARES Act and its automatic loan forbearance provisions, may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that the state in which we operate will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted or pursued enforcement actions against a number of mortgage servicing companies for alleged consumer protection law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, such laws or regulations could have an adverse effect on our business, financial condition, and results of operations.

Our largest loan relationships make up a material percentage of our total loan portfolio, and credit risks relating to these would have a disproportionate impact.

As of December 31, 2021, our 30 largest borrowing relationships ranged from approximately $14.7 million to $58.9 million (including unfunded commitments) and totaled approximately $784.6 million in total commitments (representing, in the aggregate, 40.53% of our total loans held for investment as of December 31, 2021). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

At December 31, 2021, our 26 largest deposit relationships, each accounting for more than $10.0 million, amounted to $912.7 million, or 39.93%, of our total deposits. This includes $424.5 million in deposits from municipalities, of which we conduct a monthly review. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable, funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations, and/or to raise funding through brokered deposits. Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

Our allowance for loan losses may be inadequate to absorb losses inherent in the loan portfolio.

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio that considers historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, economic conditions, and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of loan losses are necessarily subjective, and their accuracy depends on the outcome of future events. At December 31, 2021, the allowance for loan losses was $23.2 million.

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

Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require us to increase our allowance for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-offs for which we have not established adequate reserves, our business, financial condition, and results of operations could be adversely affected at that time.

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

As of December 31, 2021, the carrying value of our investment securities portfolio was approximately $153.8 million. As of the same date, 12.80% of our investments were U.S. government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments (“OTTIs”), realized and/or unrealized losses in future periods, and declines in other comprehensive income, which could have an adverse effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security, and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have an adverse effect on our business, financial condition, and results of operations.

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

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole, or the FDIC DIF, not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC and the DFPI. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposed significant regulatory and compliance changes on financial institutions, is an example of this type of federal law. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends, and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have an adverse effect on our business, financial condition, and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Compliance with current and potential regulation, as well as supervisory scrutiny by our regulators, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort, and resources to ensure compliance and respond to any regulatory inquiries or investigations. Our failure to comply with any applicable laws or regulations, interpretations of such laws and regulations, or regulatory policies could result in sanctions by regulatory agencies, civil money penalties, and/or damage to our reputation, all of which could have an adverse effect on our business, financial condition, and results of operations.

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

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management, or other operational practices for financial service companies. This could impact our ability to implement our strategy, could affect us in substantial and unpredictable ways, and could have an adverse effect on our business, financial condition, and results of operations. Furthermore, the regulatory agencies have broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio, and other assets. Based on our regulators’ assessment of the quality of our assets, operations, lending practices, investment practices, capital structure, or other aspects of our business, we may be required to take additional charges or undertake, or refrain from taking, actions that could have an adverse effect on our business, financial condition, and results of operations.

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

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define different forms of capital for calculating these ratios. The capital rules generally require bank holding companies and banks to maintain a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00% (a minimum of 4.50% plus a capital conservation buffer of 2.50%), a Tier 1 capital to risk-weighted assets ratio of at least 8.50% (a minimum of 6.00% plus a capital conservation buffer of 2.50%), a total capital to risk-weighted assets ratio of at least 10.50% (a minimum of 8.00% plus a capital conservation buffer of 2.50%), and a Tier 1 leverage ratio of at least 4.00%. An institution’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments. In addition, for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of at least 6.50%, a Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, and a Tier 1 leverage ratio of at least 5.00%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal or state banking regulator to meet and maintain a specific capital level for any capital measure.

We operate under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts from the Federal Reserve’s risk-based capital and leverage rules bank holding companies with total consolidated assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities registered with the SEC. Historically, the Federal Reserve has not usually deemed a bank holding company ineligible for application of this policy statement solely because its common stock is registered under the Exchange Act. However, there can be no assurance that the Federal Reserve will continue this practice, and changes to this practice may result in the loss of our status as a small bank holding company for these purposes. Additionally, we will be ineligible to operate under the Small Bank Holding Company Policy Statement if we grow to $3.0 billion or more in total consolidated assets.

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

The Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act prohibits unfair or deceptive acts or practices, and the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice, federal and state banking agencies, and other federal and state agencies, including the CFPB, are responsible for enforcing these fair and responsible banking laws and regulations. Banks with no more than $10.0 billion in total consolidated assets, including the Bank, are subject to rules promulgated by the CFPB but are examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. Accordingly, CFPB rulemaking has the potential to have a significant impact on the operations of the Bank.

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

We are subject to laws regarding the privacy, information security, and protection of personal information, and any violation of these laws or other incidents involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”), in various information systems that we maintain and in those maintained by third-party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees, and other third parties). For example, our business is subject to the GLB Act, which, among other things: (i) imposes certain limitations on our ability to share nonpublic PII about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing, and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement, and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in the event of a security breach. The California Consumer Privacy Act grants California residents the rights to know about personal information collected about them, to delete certain of this personal information, to opt out of the sale of personal information, and to non-discrimination for exercising these rights.

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

The Bank Secrecy Act, the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Treasury Department’s Financial Crimes Enforcement Network, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the Treasury Department’s OFAC, which is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties, and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have an adverse effect on our business, financial condition, and results of operations.

Our Bank’s FDIC deposit insurance premiums and assessments may increase.

Our Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our Bank is subject to insurance assessments based on our Bank’s average consolidated total assets less its average tangible equity. Our Bank’s regular assessments are determined by its CAMELS composite rating (a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity, and sensitivity to market and interest rate risk), taking into account other factors and adjustments. In order to maintain a strong funding position and the reserve ratios of the DIF required by statute and FDIC estimates of projected requirements, the FDIC has the power to increase deposit insurance assessment rates and impose special assessments on all FDIC-insured financial institutions. Any future increases or special assessments, including as part of the FDIC’s plan to restore the DIF reserve ratio to at least 1.35% by September 30, 2028, could reduce our profitability and could have an adverse effect on our business, financial condition, and results of operations.

The planned discontinuation of the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark interest rate and a transition to an alternative reference interest rate could present operational problems and result in market disruption.

The administrator of LIBOR will publish most tenors of LIBOR for U.S. dollars (“USD”) through June 30, 2023 and permanently cease publication of the 1-week and 2-month USD LIBOR settings following December 31, 2021. The Federal Reserve and other federal banking agencies have encouraged banks to transition away from LIBOR in new contracts by no later than December 31, 2021, to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate, and have emphasized the expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future, we cannot predict what impact such a transition may have on our business, financial condition, and results of operations.

The Federal Reserve, based on the recommendations of the Federal Reserve Bank of New York’s Alternative Reference Rate Committee, has begun publishing the Secured Overnight Financing Rate (“SOFR”), which is intended to replace LIBOR. Additionally, on April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of SOFR in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued. Although SOFR appears to be the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark. Markets are slowly developing in response to these new rates, and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern. We cannot predict whether the SOFR or another alternative rate will become the market benchmark in place of LIBOR.

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

Stock price volatility may negatively impact the price at which our common stock may be sold and may also negatively impact the timing of any sale. We cannot assure you that the market price of our shares on the Nasdaq Stock Market LLC (“Nasdaq”) will equal or exceed prices in privately negotiated transactions of our shares that have occurred from time to time before our IPO. Our stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

•	actual or anticipated variations in quarterly or annual operating results, financial conditions, or credit quality;

•	changes in business or economic conditions;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	changes in recommendations or research reports about us or the financial services industry in general published by securities analysts;

•	the failure of securities analysts to cover, or to continue to cover, us;

•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•	news reports relating to trends, concerns, and other issues in the financial services industry;

•	reports related to the impact of natural or man-made disasters in our market;

•	perceptions in the marketplace regarding us and or our competitors;

•	sudden increases in the demand for our common stock, including as a result of any “short squeezes”;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

•	additional investments from third parties;

•	additions or departures of key personnel;

•	future sales or issuance of additional shares of common stock;

•	fluctuations in the stock price and operating results of our competitors;

•	changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws or regulations;

•	new technology used, or services offered, by competitors;

•	additional investments from third parties; or

•	geopolitical conditions such as acts or threats of terrorism, pandemics, or military conflicts.

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

We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our significant shareholders have the ability to control significant corporate activities, and our significant shareholders’ interests may not coincide with yours.

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

Our management had broad discretion in allocating the net proceeds of our IPO. Our failure to effectively utilize such net proceeds may have an adverse effect on our financial performance and the value of our common stock.

Following the distributions to certain of our shareholders in May 2021, we used the net proceeds of our IPO to increase the capital of the Bank in order to support our organic growth strategies, including expanding our overall market share, to strengthen our regulatory capital, and for working capital and other general corporate purposes. However, we were not required to apply any portion of the net proceeds of our IPO for any particular purpose, and our management could have used them for purposes other than those contemplated at the time of the IPO. Accordingly, our management had broad discretion in the application of the net proceeds from the IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. You did not have the opportunity to assess whether we used the proceeds appropriately. Our management might not have applied our net proceeds in ways that would have ultimately increased the value of your investment. If we did not invest or apply the net proceeds from our IPO in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

The holders of our debt obligations and preferred stock, if any, have priority over the holders of our common stock with respect to payment in the event of liquidation, dissolution, or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution, or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of December 31, 2021, we had an aggregate of $28.4 million of subordinated notes, net of debt issuance costs, outstanding, and we did not have any outstanding preferred stock or trust preferred securities. We could incur such debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution, or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated debt and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we will be required to pay interest on the subordinated notes and dividends on the trust preferred securities and preferred stock before we will be able to pay any dividends on our common stock.

California law and the provisions of our amended and restated articles of incorporation and amended and restated bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

California corporate law and provisions of our amended and restated articles of incorporation (“articles of incorporation”) and our amended and restated bylaws (“bylaws”) could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% or more if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors must comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Collectively, provisions of our articles of incorporation and bylaws and other statutory and regulatory provisions may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest, or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. Moreover, the combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our common stock.

Our bylaws have an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our bylaws have an exclusive forum provision providing that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Northern District of California (or, in the event that the United States District Court for the Northern District of California does not have jurisdiction, any federal or state court of California) shall be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any duty owed by any director, officer, or other employee to us or to our shareholders; (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the General Corporation Law of California or the articles of incorporation or the bylaws; or (iv) any action asserting a claim against us or any of our directors, officers, or other employees that is governed by the internal affairs doctrine. Our bylaws will further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by applicable law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws, including the applicable rules and regulations promulgated thereunder. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have notice of and to have consented to this provision of our bylaws. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we incur significant legal, accounting, insurance, and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and applicable securities rules and regulations. These laws and regulations increase the scope, complexity, and cost of corporate governance, reporting, and disclosure practices over those of non-public or non-reporting companies. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we experienced prior to becoming a public company. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. As a Nasdaq-listed company, we are required to prepare and file proxy materials which meet the requirements of the Exchange Act and the SEC’s proxy rules. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, will make some activities more difficult, time-consuming, or costly, and will increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. In order to maintain, appropriately document and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet the standards required by the Sarbanes-Oxley Act, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Additionally, any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause our investors and potential investors to lose confidence in us, and restrict trading in, and reduce the market price of, our common stock, and potentially impact our ability to access the capital markets.

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

In the normal course of our operations, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the PCAOB as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and, when we cease to be an emerging growth company under the JOBS Act, preclude our independent registered public accounting firm from rendering their report addressing an assessment of the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, may negatively affect the market price of our common stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, such deficiencies may adversely affect us.

General Risk Factors

The COVID-19 pandemic and the impact of actions to mitigate the spread of the virus could adversely affect our business, financial condition, and results of operations.

Federal, state, and local governments enacted various restrictions and policies in an attempt to limit the spread of COVID-19. Such measures disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the current and prior presidential administrations, Congress, various federal agencies, and state and local governments took measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act, which was enacted on March 27, 2020, the Consolidated Appropriations Act, which was enacted on December 27, 2020, and the American Rescue Plan Act, which was enacted on March 11, 2021. The CARES Act provided wide-ranging economic relief for individuals and businesses impacted by COVID-19, and the Consolidated Appropriations Act and American Rescue Plan Act extended some of these relief provisions in certain respects as well as provided other forms of relief.

The CARES Act established and provided $349.0 billion in funding for the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors, and self-employed individuals were able to apply for forgivable loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Congress appropriated additional funding to the PPP on April 24, 2020 and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. The Consolidated Appropriations Act provided additional funding for the PPP and allowed eligible borrowers, including certain borrowers who had already received a PPP loan, to apply for PPP loans through March 31, 2021. The American Rescue Plan Act expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act, which became law on March 30, 2021, extended the deadline to apply for a PPP loan through May 31, 2021. In April 2020, we began processing loan applications under the PPP.

In addition, the CARES Act and related guidance from the federal banking agencies provided financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs to account for the effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of: (i) 60 days after the date of termination of the national emergency declared by the President; and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We made a high level of loan modifications under our deferred payment program. Further, our loan portfolio includes loans that are in forbearance, but which are not classified as TDRs because they were current at the time forbearance began. When the forbearance periods end, we may be required to classify a substantial portion of these COVID-19 deferments as TDRs.

The CARES Act and the Consolidated Appropriations Act also included a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the Treasury Department, the Federal Reserve, and other federal agencies may be or are required to implement. Among other provisions, sections 4022 and 4023 of the CARES Act provide mortgage loan forbearance relief to certain borrowers experiencing financial hardship during the COVID-19 emergency. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs, and guidelines, as well as regulators’ reaction to such activities, remains uncertain.

While the impact of the COVID-19 pandemic has begun to decrease in significance, its economic effects on financial markets and key market indices continue to impact overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption caused increased market volatility and led to an economic recession and a significant decrease in consumer confidence and business generally, the long-term effects of which remain uncertain. The continuation of these conditions (including whether due to a resurgence or additional waves or variants of COVID-19 infections, particularly as the geographic areas in which we operate determine whether and when to re-open, and how quickly and to what extent normal economic and operating conditions can resume, especially as a vaccine is now widely available), as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our business, financial condition, and results of operations, and has and can be expected to further adversely impact our business, financial condition, and results of operations and the operations of our borrowers, customers, and business partners. In particular, these events have had, and/or can be expected to continue to have, the following effects, among others:

•	impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies and modifications to loans;

•	impair the value of collateral securing loans (particularly with respect to real estate);

•	impair the value of our assets, including our securities portfolio, goodwill, and intangible assets;

•	require an increase in our allowance for credit losses;

•	adversely affect the stability of our deposit base or otherwise impair our liquidity;

•	reduce our revenues from fee-based services;

•	negatively impact our self-insurance healthcare costs;

•	result in increased compliance risk as we become subject to new regulatory and other requirements, including new and changing guidance, associated with the PPP and other new programs in which we have participated;

•	impair the ability of loan guarantors to honor commitments;

•	negatively impact our regulatory capital ratios;

•	negatively impact the productivity and availability of key personnel necessary to conduct our business and third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions;

•	changes in local, regional, and global business, including employment levels and supply chain shortages; and

•	increase cyber and payment fraud risk and other operational risks, given increased online and remote activity.

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

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations or increase in the future. A downturn in economic conditions in our market, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, managing a growing number of customer relationships, scaling technology platforms, hiring and retaining qualified employees, and successfully implementing our strategic initiatives. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures, and processes in an efficient and timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking franchise, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth. We may not have, or may not be able to develop, the knowledge or relationships necessary to be successful in new markets. Our failure to sustain our historical rate of growth, adequately manage the factors that have contributed to our growth, or successfully enter new markets could have an adverse effect on our earnings and profitability and, therefore, on our business, financial condition, and results of operations.

We may pursue strategic acquisitions in the future, and we may not be able to overcome risks associated with such transactions.

Although we plan to continue to grow our business organically, we may explore opportunities to invest in, or to acquire, other financial institutions and businesses that we believe would complement our existing business.

Our investment or acquisition activities could be material to our business and involve a number of risks including the following:

•	investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	the lack of history among our management team in working together on acquisitions and related integration activities;

•	the time, expense, and difficulty of integrating the operations and personnel of the combined businesses;

•	unexpected asset quality problems with acquired companies;

•	inaccurate estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•	risks of impairment to goodwill or OTTI of investment securities;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business; and

•	loss of key employees or key customers following our investment or acquisition.

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

A key differentiating factor for our business is the strong reputation we are building in our market. Maintaining a positive reputation is critical to attracting and retaining customers and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, errors or misconduct by our third-party vendors or other counterparties, litigation or regulatory actions, our failure to meet our high customer service and quality standards, and compliance failures.

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

Negative publicity about us, whether accurate or not, may also damage our reputation, which could have an adverse effect on our business, financial condition, and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services, or fail to comply with banking regulations.

We outsource some of our operational activities and, accordingly, depend on relationships with third-party providers for services such as core systems support, informational website hosting, internet services, online account opening, and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems, many of which also depend on third-party providers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers, or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense, and disruption of service.

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

Furthermore, third-party service providers, and banking organizations’ relationships with those providers, are subject to demanding regulatory requirements and attention by bank regulators. These regulatory expectations may change, and potentially become more rigorous in certain ways, due to an interagency effort to replace existing guidance on the risk management of third-party relationships with new guidance. Our regulators may hold us responsible for any deficiencies in our oversight or control of our third-party service providers and in the performance of the parties with which we have these relationships. As a result, if our regulators assess that we have not exercised adequate oversight and control over our third-party service providers or that such providers have not performed adequately, we could be subject to administrative penalties, fines, or other forms of regulatory enforcement action as well as requirements for consumer remediation, any of which could have an adverse effect on our business, financial condition, and results of operations.

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

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. Our early detection and response mechanisms may be thwarted by sophisticated attacks and malware designed to avoid detection.

The federal banking agencies issued a final rule in November 2021 that requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. The compliance date of this rule is May 1, 2022. Failure to comply with this rule in the event of such an incident could result in sanctions by regulatory agencies, civil money penalties, and/or damage to our reputation, all of which could have an adverse effect on our business, financial condition, and results of operations.

Our ability to conduct our business could be disrupted by natural or man-made disasters or the effects of climate change.

All of our offices, a significant portion of the real estate securing loans we make, and many of our borrowers’ business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated. California is also prone to fires, mudslides, floods, and other natural disasters, such as the recent fires that impacted several counties in California, including Orange and Napa. Additionally, acts of terrorism, war, civil unrest, violence, other man-made disasters, or the effects of climate change could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters or the effects of climate change could destroy, or cause a decline in the value of, mortgaged properties or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in loan demand and loan originations, result in drawdowns of deposits by customers impacted by disasters and negatively impact the implementation of our growth strategy. Natural or man-made disasters or the effects of climate change could also disrupt our business operations more generally. We have implemented a business continuity program that allows us to move critical functions to a backup data center in the event of a catastrophe. Although this program has been tested, we cannot guarantee its effectiveness in any disaster scenarios. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster or the effects of climate change could have an adverse effect on our business, financial condition, and results of operations. Climate change also could present financial risks to us as a result of transition risks, such as societal and/or technological responses to climate change, which could include changes in climate policy or in the regulation of financial institutions with respect to risks posed by climate change.

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

The nature of our business makes us sensitive to the large body of accounting rules in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our consolidated financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for loan losses on the basis of the current expected loan losses over the lifetime of our loans, which is expected to be applicable to us beginning in 2023, and may result in increases in our allowance for loan losses and future provisions for loan losses; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which became applicable to us beginning in 2022. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings, and performance metrics. Any such changes could have an adverse effect on our business, financial condition, and results of operations.

The accuracy of our consolidated financial statements and related disclosures could be affected if the judgments, assumptions, or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions, and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions, and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our possible need to revise or, if in error, restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition, and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located at 3100 Zinfandel Drive, Suite 100, Rancho Cordova, CA 95670. As of December 31, 2021, in addition to our corporate headquarters, which includes our Rancho Cordova branch, we operated six other branch offices in Roseville, Natomas, Redding, Elk Grove, Chico, and Yuba City and two commercial loan production offices in Santa Rosa and Sacramento. We lease our corporate headquarters and all of our other offices. The lease on our corporate headquarters expires in 2026, and the leases on our branch offices and commercial loan production offices expire in 2022 through 2032. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Common Stock, and Dividends

The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “FSBC.” On December 31, 2021, there were 240 holders of record of the Company’s common stock.

The Company has paid cash dividends on its common stock in every quarter since January 2002, with the exception of the third and fourth quarters of 2009 and all quarters of 2010. Historically, we had been treated as an S Corporation for U.S. federal income tax purposes, and as such, we had paid distributions to our existing shareholders to assist them in paying the U.S. federal income taxes on our taxable income that was “passed through” to them, as well as additional amounts for returns on capital. Following the completion of our IPO, our dividend policy and practice has changed, as we are now taxed as a C Corporation and, therefore, no longer pay distributions to provide our shareholders with funds to pay U.S. federal income tax on their pro rata portion of our taxable income.

It is currently the intention of the board of directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax, and regulatory restrictions, and limitations on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant. As of December 31, 2021, there was $15.5 million available for payment of dividends by the Bank to the Company, under applicable laws and regulations. For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company’s subsidiaries to the Company, see the sections entitled “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Company—Payment of Dividends and Stock Repurchases” and “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Bank—Payment of Dividends.”

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

On May 7, 2021, we completed our IPO of 6,054,750 shares of our common stock at an IPO price of $20.00 per share, including 789,750 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our common stock. We raised approximately $111.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.5 million and certain estimated offering expenses payable by us of approximately of $1.3 million. The net proceeds less $2.1 million in other related expenses, including audit fees, legal fees, listing fees, and other expenses, totaled $109.1 million. Keefe, Bruyette & Woods, Inc. acted as bookrunner for the IPO, and Stephens Inc. and D.A. Davidson acted as co-managers. None of the expenses associated with the IPO were paid to directors, officers, affiliates, persons owning 10% or more of any class of equity securities, or their associates.

All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-255143) (the “Registration Statement”), which was declared effective by the SEC on May 4, 2021. We have used the proceeds from our IPO as disclosed in our final prospectus dated as of May 4, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on May 6, 2021, including a cash distribution in the amount of $27.0 million to our shareholders of record as of May 3, 2021, paid on May 21, 2021, and there has been no material change in the planned use of proceeds. No proceeds currently remain from the IPO.

Issuer Purchases of Equity Securities

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents management’s perspective on our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relate to activities primarily conducted by the Bank. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to containing historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements, except to the extent required by law.

Company Overview

Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and two loan production offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At December 31, 2021, we had total assets of $2.6 billion, total loans, net of allowance for loan losses, of $1.9 billion, and total deposits of $2.3 billion.

Key Factors Affecting our Business

COVID-19

The COVID-19 pandemic and the impact of actions to mitigate the spread of the virus affected our business, financial condition, and results of operations in the year ended December 31, 2021. During the year, we maintained our focus on relationship-based banking and made the health and safety of our customers and employees our priority. To help protect our customers and their finances during the pandemic, while all of our branches were open, we took into account guidelines from public health officials, and encouraged our customers to conduct business with us via phone, online banking, and mobile apps.

Our financial results for the year ended December 31, 2021 were also impacted by the COVID-19 pandemic. On March 27, 2020, the CARES Act was enacted, providing wide ranging economic relief for individuals and businesses impacted by COVID-19, including the Paycheck Protection Program (“PPP”), a loan program administered by the SBA. The Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act”) enacted on December 27, 2020, extended some of these relief provisions in certain respects, and the PPP Extension Act of 2021, enacted on March 30, 2021, extended the deadline to apply for a PPP loan through May 31, 2021. Under the PPP if a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a lender must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, in part or in full, the loan is guaranteed by the SBA.

Our responsiveness and certainty of execution resulted in our ability to quickly provide 1,602 PPP loans to 1,239 customers nationwide, approximately 39% of which were new customers as of December 31, 2021. Because of our relationship-based banking approach, the influx of new customers contributed to a corresponding increase in deposits in the year ended December 31, 2020, which continued into the year ended December 31, 2021. Our balance of PPP loans at December 31, 2021 was $22.1 million, or 1.14% of total loans.

Additionally, the uncertainty and economic downturn caused by the COVID-19 pandemic affected our overall existing loan portfolio. In 2020, our methodology for evaluating the allowance for loan losses was affected by the COVID-19 pandemic, resulting in higher reserve levels primarily related to our commercial secured portfolio. In 2021, we continued to monitor higher risk concentrations identified in the loan portfolio for ongoing effects from COVID-19 and the impact on the economy. During 2021, reserve amounts were positively impacted by improved economic conditions and reductions to reserves required for classified and watch loans, which was offset by additional provisions required for loan growth during the year. We also recognized COVID-19 deferments and related modifications on our loan portfolio more generally. The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of: (i) 60 days after the date of termination of the national emergency declared by the President; and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not troubled debt restructurings (“TDRs”) under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We elected to apply these temporary accounting provisions to loans under payment relief beginning in March 2020. As of December 31, 2021, six loans totaling $12.2 million, or 0.63% of the loan portfolio, were in a COVID-19 deferment period and three loans totaling $0.1 million had been in a COVID-19 deferment in the third quarter of 2021 but were not in such deferment as of December 31, 2021. None of the loans that received COVID-19 deferments in the fourth quarter of 2021 had the principal portion deferred to the respective maturity of the loan. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

Interest Rates

Net interest income is the most significant contributor to our net income and is the difference between the interest and fees earned on interest-earning assets and the interest expense incurred in connection with interest-bearing liabilities. Net interest income is primarily a function of the average balances and yields of these interest-earning assets and interest-bearing liabilities. These factors are influenced by internal considerations such as product mix and risk appetite as well as external influences such as economic conditions, competition for loans and deposits and market interest rates.

The cost of our deposits and short-term borrowings is primarily based on short-term interest rates, which are largely driven by the Federal Reserve’s actions and market competition. The yields generated by our loans and securities are typically affected by short-term and long-term interest rates, which are driven by market competition and market rates often impacted by the Federal Reserve’s actions. The level of net interest income is influenced by movements in such interest rates and the pace at which such movements occur.

We anticipate that interest rates may rise over the next few years. Based on our asset sensitivity, a steepened yield curve could have a beneficial impact on our net interest income. Additionally, a continued flat yield curve would be expected to maintain our net interest income.

Factors Affecting Comparability of Financial Results

S Corporation Status

Beginning at our inception, we elected to be taxed for U.S. federal income tax purposes as an S Corporation. In conjunction with our IPO, we filed consents from the requisite amount of our shareholders to revoke our S Corporation election with the Internal Revenue Service (the “IRS”), resulting in the commencement of our taxation as a C Corporation for U.S. federal and California state income tax purposes in the second quarter of fiscal year 2021. Prior to such revocation, our earnings were not subject to, and we did not pay, U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our consolidated financial statements. While we were not subject to, and did not pay, U.S. federal income tax, we were subject to, and paid, California S Corporation income tax at a current rate of 3.50%. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax and a higher California state income tax on our taxable earnings for each year (including the short year beginning on the date our status as an S Corporation terminated), and our consolidated financial statements reflect a provision for U.S. federal income tax and a higher California state income tax from that date forward. As a result of this change, the net income and earnings per share (“EPS”) data presented in our historical 2020 financial statements and the other related financial information set forth in this Annual Report on Form 10-K, which (unless otherwise specified) do not include any provision for U.S. federal income tax or the higher California state income tax rate, will not be comparable with our net income and EPS in periods after we commenced being taxed as a C Corporation. As a C Corporation, our net income is calculated by including a provision for U.S. federal income tax and a higher California state income tax rate at a combined statutory rate of 29.56%.

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

Furthermore, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized in net income in the year ended December 31, 2021.

Refer to the highlights of the financial results table within the section entitled “—Executive Summary” below for the impact of being taxed as a C Corporation on our net income, EPS, and various other financial measures for the years ended December 31, 2021 and 2020.

Public Company Costs

Following the completion of our IPO, we began to, and will continue to, incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company.

The Sarbanes-Oxley Act, as well as rules adopted by the SEC, the FDIC, and national securities exchanges, require public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations have increased, and are expected to continue to increase, our legal, regulatory, and financial compliance costs and will make some activities more time-consuming and costly.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present consolidated financial condition and results of operations. These policies and estimates are considered critical because they have a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions, or estimates. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

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

Provision and Allowance for Loan Losses

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

The allowance for loan losses is evaluated on a regular basis by management in consideration of optimistic, moderate, and pessimistic current conditions, and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions specifically impacting each loan type by purpose and by geography, and concentrations within the loan portfolio. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A significant amount of the allowance for loan losses is measured on a collective (pool) basis by loan type when similar risk characteristics exist. For loans evaluated collectively, the allowance for loan losses is determined using historical losses adjusted for qualitative and environmental factors to reflect current conditions. The most significant components of qualitative and environmental factors used to estimate the allowance for loan losses are adjustments relating to prevailing economic conditions and volume of the loan portfolio. The prevailing economic conditions factor is estimated based on a range of potential economic conditions and is applied at both the portfolio and individual concentration level based on various factors. This estimate is subject to significant judgment and could potentially add $7.5 million based on existing loan balances, if not more, to the allowance for loan losses in pessimistic economic conditions. The volume of the loan portfolio is estimated based on growth rates in the prior year combined with an assessment of underwriting and credit standards. This estimate is subject to significant judgment and could potentially add $2.9 million based on existing loan balances, if not more, to the allowance for loan losses based on growth due to significant changes to underwriting standards. The concentrations estimate of qualitative and environmental factors is determined by the overall market outlook and is focused on significant concentrations within the loan portfolio. This estimate is subject to significant judgment and could potentially add $5.3 million based on existing loan balances, if not more, to the allowance for loan losses based on a pessimistic market outlook for the specifically identified concentration.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. These estimates are determined using information available in the current year and are subject to change. As of December 31, 2021, the estimated net deferred tax asset was approximately $4.9 million and was estimated using an estimated blended statutory tax rate of 29.56%. Actual enacted tax rates upon recognition of the tax asset could vary significantly from our initial estimate.

Uncertain tax positions are recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood greater than 50% of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2021, the Company did not recognize any uncertain tax positions.

Executive Summary

Our strategic focus is to continue to grow organically by leveraging our existing core competencies and positioning our business for success in the evolving banking landscape. In leveraging our core competencies, we intend to:

•	continue our organic lending growth in our market through our “purpose-driven and integrity-centered” approach to banking;
•	continue to focus and grow each of the diverse industry clusters throughout our market areas;
•	build upon the strength of our brand to deepen and broaden client relationships and grow our deposit base;
•	attract additional banking professionals with track records of driving revenue growth;
•	maintain our disciplined credit underwriting and robust risk management;
•	enhance our disciplined cost management culture;
•	leverage our technology platforms to improve our efficiency; and
•	further engage in the economic development of our communities and market areas.

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	December 31, 2021	December 31, 2020
Selected financial condition data:
Total assets	$2,556,761	$1,953,765
Total loans, net	1,921,888	1,485,790
Total deposits	2,285,890	1,784,001
Total subordinated notes, net	28,386	28,320
Total shareholders’ equity	235,046	133,775
Asset quality ratios:
Allowance for loan losses to total loans	1.20%	1.47%
Allowance for loan losses to total loans, excluding PPP loans[1]	1.21%	1.63%
Allowance for loan losses to period end nonperforming loans	39.54	x	49.09	x
Non-accrual loans to period end loans	0.03%	0.03%
Capital ratios:
Total capital (to risk-weighted assets)	13.98%	12.18%
Tier 1 capital (to risk-weighted assets)	11.44%	8.98%
Common equity Tier 1 capital (to risk-weighted assets)	11.44%	8.98%
Tier 1 leverage ratio	9.47%	6.58%
Total shareholders’ equity to total assets ratio	9.19%	6.85%
Tangible shareholders’ equity to tangible assets[2]	9.19%	6.85%
50

	For the year ended
(dollars in thousands, except share and per share data)	December 31, 2021	December 31, 2020
Selected operating data:
Net interest income	$77,611	$65,210
Provision for loan losses	1,700	9,000
Non-interest income	7,280	9,302
Non-interest expense	36,043	28,257
Net income	42,441	35,928
Earnings per common share:
Basic	$2.83	$3.57
Diluted	$2.83	$3.57
Book value per share	$13.65	$12.16
Tangible book value per share[3]	$13.65	$12.16
Weighted average basic common shares outstanding	14,972,637	10,063,183
Weighted average diluted common shares outstanding	14,995,213	10,063,183
Shares outstanding at end of period	17,224,848	11,000,273
Selected pro forma operating data:
Pro forma net income[4]	37,813	26,242
Pro forma provision for income taxes[4]	9,335	11,013
Pro forma earnings per common share[4]:
Basic	$2.53	$2.61
Diluted	$2.52	$2.61
Performance and other financial ratios:
Return on average assets (“ROAA”)	1.86%	1.95%
Return on average equity (“ROAE”)	22.49%	31.16%
Net interest margin	3.64%	3.68%
Cost of funds	0.19%	0.54%
Efficiency ratio	42.46%	37.92%
Average equity to average assets	8.28%	6.25%
Cash dividend payout ratio on common stock[5]	160.52%	73.66%
Selected pro forma ratios:
Pro forma ROAA[4,6]	1.66%	1.42%
Pro forma ROAE[4,6]	20.03%	22.75%

[1]	The allowance for loan losses to total loans, excluding PPP loans, is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Allowance for loan losses to total loans, excluding PPP loans, is defined as allowance for loan losses, divided by total loans less PPP loans. The most directly comparable GAAP financial measure is allowance for loan losses to total loans.

[2]	Tangible shareholders’ equity to tangible assets is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Tangible shareholders’ equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total shareholders’ equity to total assets. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible shareholders’ equity to tangible assets is the same as total shareholders’ equity to total assets at the end of each of the periods indicated.

[3]	Tangible book value per share is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Tangible book value per share is defined as total shareholders’ equity less goodwill and other intangible assets, divided by the outstanding number of common shares at the end of the period. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets at the end of any of the dates indicated. As a result, tangible book value per share is the same as book value per share at the end of each of the periods indicated.

[4]	For the year ended December 31, 2020, we calculate our pro forma net income, provision for income taxes, net income per common share, ROAA, and ROAE by adding back our S Corporation tax to net income and applying a combined C Corporation effective tax rate for U.S. federal and California state income taxes of 29.56%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. For the year ended December 31, 2021, we calculate our pro forma net income, provision for income taxes, net income per common share, ROAA, and ROAE using an effective tax rate of 19.80%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4.6 million, discussed in the section entitled “Provision for Income Taxes” below.

[5]	Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic net income per common share.

[6]	Pro forma ROAA and ROAE are calculated using pro forma net income balances, with no adjustments to average assets and average equity balances.

RESULTS OF OPERATIONS

The following discussion of our results of operations compares the year ended December 31, 2021 to the year ended December 31, 2020.

Net Interest Income

Net interest income is the most significant contributor to our net income. Net interest income represents interest income from interest-earning assets, such as loans and investments, less interest expense on interest-bearing liabilities, such as deposits, FHLB advances, subordinated notes, and other borrowings, which are used to fund those assets. In evaluating our net interest income, we measure and monitor yields on our interest-earning assets and interest-bearing liabilities as well as trends in our net interest margin. Net interest margin is a ratio calculated as net interest income divided by total interest-earning assets for the same period. We manage our interest-earning assets and funding sources in order to maximize this margin while limiting credit risk and interest rate sensitivity to our established risk appetite levels. Changes in market interest rates and competition in our market typically have the largest impact on periodic changes in our net interest margin.

Our net interest margin of 3.64% for the year ended December 31, 2021 decreased from 3.68% for the year ended December 31, 2020. This decrease was primarily due to a 37 basis point decrease in yields on interest-earning assets, which decreased from 4.20% for the year ended December 31, 2020 to 3.83% for the year ended December 31, 2021, partially offset by a 46 basis point decrease in yields on interest-bearing liabilities, which decreased from 0.78% for the year ended December 31, 2020 to 0.32% for the year ended December 31, 2021.

Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned or rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the year ended			For the year ended
	December 31, 2021			December 31, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks[1]	$346,522	$547	0.16%	$237,815	$1,198	0.50%
Investment securities[2]	147,519	2,142	1.45%	95,158	1,787	1.88%
Loans[1,3]	1,637,280	78,894	4.82%	1,439,380	71,405	4.96%
Total interest-earning assets[1]	2,131,321	81,583	3.83%	1,772,353	74,390	4.20%
Interest receivable and other assets, net	148,830			72,628
Total assets	$2,280,151			$1,844,981
Liabilities and shareholders’ equity
Interest-bearing transaction accounts	$155,163	$155	0.10%	$141,293	$374	0.26%
Savings accounts	74,402	74	0.10%	39,182	94	0.24%
Money market accounts	935,445	1,798	0.19%	867,417	5,750	0.66%
Time accounts	53,222	172	0.32%	102,890	1,189	1.16%
Subordinated debt[1]	28,350	1,773	6.25%	28,364	1,773	6.25%
Total interest-bearing liabilities	1,246,582	3,972	0.32%	1,179,146	9,180	0.78%
Demand accounts	835,834			546,048
Interest payable and other liabilities	8,984			4,496
Shareholders’ equity	188,751			115,291
Total liabilities & shareholders’ equity	$2,280,151			$1,844,981
Net interest spread[4]			3.51%			3.42%
Net interest income/margin[5]		$77,611	3.64%		$65,210	3.68%

[1]	Interest income/expense is divided by the actual number of days in the period multiplied by the actual number of days in the year to correspond to stated interest rate terms, where applicable.

[2]	Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity. Investment security interest is earned on 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.

[3]	Average loan balance includes both loans held for investment and loans held for sale. Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

[4]	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

[5]	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets, then annualized based on the number of days in the given period.

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

	For the year ended December 31, 2021 compared to the year ended December 31, 2020
	Variance due to
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$171	$(822)	$(651)
Investment securities	760	(405)	355
Loans	9,536	(2,047)	7,489
Total interest-earning assets	10,467	(3,274)	7,193
Interest-bearing transaction accounts	(14)	233	219
Savings accounts	(35)	55	20
Money market accounts	(131)	4,083	3,952
Time accounts	161	856	1,017
Subordinated debt	1	(1)	—
Total interest-bearing liabilities	(18)	5,226	5,208
Changes in net interest income/margin	$10,449	$1,952	$12,401

Net interest income increased while net interest margin decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in net interest income was driven primarily by a $7.5 million increase in interest income from loans to $78.9 million for the year ended December 31, 2021, as the average daily balance of loans increased by $197.9 million, or 13.75%, as compared to the year ended December 31, 2020. The four basis point decrease in net interest margin to 3.64% for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily attributable to a 14 basis point decrease in average loan yields to 4.82% for the year ended December 31, 2021, as compared to 4.96% for the year ended December 31, 2020 and a 39 basis point decrease in average loan yields, excluding PPP loans, to 4.70% for the year ended December 31, 2021, as compared to 5.09% for the year ended December 31, 2020. Average total loans and average loan yield, excluding PPP loans, respectively, are considered non-GAAP financial measures. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Decreases in market interest rates and increases in market competition caused a majority of the Company’s current fixed rate loans funded in 2021 to recognize yields lower than those recognized in the year ended December 31, 2020, contributing to the aforementioned decrease in average loan yields. Additionally, the rates associated with the index utilized for a significant portion of the Company’s variable rate loans, the United States 5 Year Treasury index, were higher during the year ended December 31, 2021 than during the prior year, but a majority of these loans were not scheduled to reprice during the year ended December 31, 2021, contributing to the downward trend in average loan yields. Partially offsetting the declining average loan yields was $6.2 million of fee income resulting from PPP loans being forgiven and repaid by the SBA that was recognized in the year ended December 31, 2021, as compared to $4.9 million during the year ended December 31, 2020. As a result, yields on PPP loans increased from 3.95% for the year ended December 31, 2020 to 6.36% for the year ended December 31, 2021.

Interest expense decreased for the year ended December 31, 2021, when compared to the year ended December 31, 2020. The decline in interest expense was primarily attributed to reductions in the rates offered on deposit products. In addition, the growth of non-interest-bearing deposits continues to benefit the cost of funds as compared to historical periods. Specifically, the ratio of average total non-interest-bearing deposits to average total deposits was 40.69% in the year ended December 31, 2021, as compared to 32.18% in the year ended December 31, 2020. As a result, the cost of interest-bearing liabilities decreased by 46 basis points at December 31, 2021 to 0.32%, from 0.78% at December 31, 2020, and the cost of funds decreased to 0.19% at December 31, 2021, as compared to 0.54% at December 31, 2020.

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

We recorded a $1.7 million provision for loan losses in the year ended December 31, 2021, compared to a $9.0 million provision for loan losses for the year ended December 31, 2020. The decline of $7.3 million for the provision year-over-year was primarily due to improvements in general economic conditions, albeit at a pace slower than expected due to unforeseen disruptions in the supply chain and increasing energy prices. The level of government assistance provided through the PPP and other programs during 2021, as well as the less significant impact of the COVID-19 pandemic, as compared to 2020, within California and other states where our collateral is located, resulted in favorable economic conditions for our borrowers.

Non-interest Income

Non-interest income is a secondary contributor to our net income. Non-interest income consists primarily of gain on sale of loans, net gain on sale of securities, FHLB dividends, and other fee income, including loan-related fees and fees related to customer deposits.

The following table details the components of non-interest income for the periods indicated.

	For the year ended		$	%
(dollars in thousands)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$424	$367	$57	15.53%
Net gain on sale of securities	724	1,438	(714)	(49.65)%
Gain on sale of loans	4,082	4,145	(63)	(1.52)%
Loan-related fees	639	2,309	(1,670)	(72.33)%
FHLB stock dividends	372	321	51	15.89%
Earnings on bank-owned life insurance	237	220	17	7.73%
Other income	802	502	300	59.76%
Total non-interest income	$7,280	$9,302	$(2,022)	(21.74)%

Net gain on sale of securities. The decrease in net gain on sale of securities was primarily due to a decrease in the gain recognized on the sale of approximately $47.1 million of municipal securities, U.S. government agencies, and U.S. government treasuries during the year ended December 31, 2021, as compared to the gain recognized on the sale of approximately $46.4 million of municipal securities, mortgage-backed securities, and corporate bonds during the year ended December 31, 2020. Of the securities sold during the year ended December 31, 2020, approximately $18.7 million were sold prior to the shutdowns enacted in response to the COVID-19 pandemic, representing approximately $0.5 million of the gain, and the remaining balance of the securities were sold throughout the remainder of the year in response to market fluctuations.

Loan-related fees. The decrease in loan-related fees resulted primarily from a $1.4 million decrease in swap referral fees recognized in the year ended December 31, 2021, as compared to the year ended December 31, 2020, combined with $0.4 million of loan-related fees earned during the year ended December 31, 2020 for processing micro-loans on behalf of a local government agency to businesses in the local area in response to the COVID-19 pandemic, which did not recur in the year ended December 31, 2021.

Non-interest Expense

Non-interest expense includes salaries and employee benefits, occupancy and equipment, data processing and software, FDIC insurance, professional services, advertising and promotional, loan-related expenses, and other operating expenses. In evaluating our level of non-interest expense, we closely monitor our efficiency ratio. The efficiency ratio is calculated as non-interest expense divided by the sum of net interest income and non-interest income. We constantly seek to identify ways to streamline our business and operate more efficiently, which has enabled us to reduce our non-interest expense in both absolute terms and as a percentage of our revenue while continuing to achieve growth in total loans and assets.

Over the past several years, we have invested significant resources in personnel and infrastructure. Additionally, to support corporate organizational matters leading up to the IPO, we experienced increased audit, consulting, and legal costs, particularly during the year ended December 31, 2021. As a result, non-interest expense is increasing in the periods presented below; however, we do not anticipate incurring significant costs of this type in future periods, and we expect our efficiency ratio will improve going forward due, in part, to our past investment in infrastructure.

The following table details the components of non-interest expense for the periods indicated.

	For the year ended		$	%
(dollars in thousands)	December 31, 2021	December 31, 2020	Increase (Decrease)	Increase (Decrease)
Salaries and employee benefits	$19,825	$16,084	$3,741	23.26%
Occupancy and equipment	1,938	1,715	223	13.00%
Data processing and software	2,494	1,982	512	25.83%
FDIC insurance	700	1,137	(437)	(38.43)%
Professional services	3,792	1,960	1,832	93.47%
Advertising and promotional	1,300	1,102	198	17.97%
Loan-related expenses	1,045	732	313	42.76%
Other operating expenses	4,949	3,545	1,404	39.61%
Total non-interest expense	$36,043	$28,257	$7,786	27.55%

Salaries and employee benefits. The increase in salaries and employee benefits year-over-year was primarily related to an increase of employees and increased commissions related to our loan and deposit growth for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as well as an increase in restricted stock compensation expense recognized for employee restricted share grants of $0.3 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. These increases were partially offset by a $1.7 million increase in deferred loan origination costs for the year ended December 31, 2021, as compared to the year ended December 31, 2020, from increased loan originations.

Data processing and software. Data processing and software increased, primarily as a result of: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; (iii) increased number of licenses for new users on our loan origination and documentation system; and (iv) increased costs related to improved collateral tracking, electronic statements, and mobile payment solutions.

Professional services. Professional services increased, primarily as a result of increased audit, consulting, and legal costs incurred to support corporate organizational matters leading up to the IPO during the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Other operating expenses. Other operating expenses are comprised of travel, insurance, postage and supplies, director fees, other employee expenses, armored car expenses, courier services, and other miscellaneous administrative expenses. The increase in other operating expenses year-over-year was primarily related to stock compensation expense recognized for director restricted share grants of $0.8 million, which were related to the IPO, during the year ended December 31, 2021. These expenses did not occur in the year ended December 31, 2020. Additionally, other operating expenses increased as a result of increased director fees and expenses combined with increases in expenses related to travel, insurance, dues and subscriptions, data, and telephone, which increased as a result of an increase in volume of customers and employees period-over-period.

Provision for Income Taxes

The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with its IPO, and became a C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. The provision recorded for the year ended December 31, 2021 yielded an effective tax rate of 9.98%. Refer to the section entitled “Pro Forma C Corporation Income Tax Expense” below for a discussion on what the Company’s income tax expense and net income potentially could have been had the Company been taxed as a C Corporation for the year ended December 31, 2021 and for the year ended December 31, 2020.

In conjunction with the termination of the Subchapter S corporation status as of May 5, 2021, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to differences between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized by increasing the net deferred tax asset to $5.4 million through a reduction to the provision for income taxes of $4.6 million during the year ended December 31, 2021. Provision for income taxes increased by $3.4 million, or 254.71%, to $4.7 million for the year ended December 31, 2021, as compared to $1.3 million for the year ended December 31, 2020. This increase is due to the change in the tax rate as a result of the Company’s conversion from an S Corporation to a C Corporation, which was partially offset by the $4.6 million reduction to the provision for income taxes for the adjustment of the net deferred tax assets due to the termination of the Company’s S Corporation status, recorded during the year ended December 31, 2021.

Pro Forma C Corporation Income Tax Expense

Because of the Company’s status as a Subchapter S Corporation prior to May 5, 2021, no U.S. federal income tax expense was recorded for a portion of the year ended December 31, 2021 and the entirety of the year ended December 31, 2020. Had the Company been taxed as a C Corporation and paid U.S. federal income tax for such periods, the combined statutory income tax rate would have been 29.56% in each period. These pro forma statutory rates reflect a U.S. federal income tax rate of 21.00% and a California income tax rate of 8.56%, after adjustment for the federal tax benefit, on corporate taxable income. Had the Company been subject to U.S. federal income tax for each of these periods, on a statutory income tax rate pro forma basis, the provision for combined federal and state income tax would have been $11.0 million for the year ended December 31, 2020. As a result of the foregoing factors, the Company’s pro forma net income (after U.S. federal and California state income tax) would have been $26.2 million for the year ended December 31, 2020. The pro forma statutory rates for the year ended December 31, 2021 are calculated using an effective tax rate of 19.80%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4.6 million, discussed above. As a result, the Company’s pro forma provision for income taxes and pro forma net income for the year ended December 31, 2021 are $9.3 million and $37.8 million, respectively.

FINANCIAL CONDITION SUMMARY

The following discussion compares our financial condition as of December 31, 2021 to our financial condition as of December 31, 2020. The following table summarizes selected components of our consolidated balance sheet as of December 31, 2021 and December 31, 2020.

(dollars in thousands)	December 31, 2021	December 31, 2020
Total assets	$2,556,761	$1,953,765
Cash and cash equivalents	$425,329	$290,493
Total investments	$153,753	$122,928
Total loans held for investment, net of deferred loan fees	$1,934,460	$1,503,159
Total deposits	$2,285,890	$1,784,001
Subordinated notes, net	$28,386	$28,320
Total shareholders’ equity	$235,046	$133,775

Total Assets

At December 31, 2021, total assets were $2.6 billion, an increase of $603.0 million from $2.0 billion at December 31, 2020, primarily due to increases in cash and cash equivalents, total investments, and total loans held for investment, net of deferred loan fees, as discussed below.

Cash and Cash Equivalents

Total cash and cash equivalents were $425.3 million at December 31, 2021, an increase of $134.8 million, as compared to $290.5 million at December 31, 2020. The increase in cash and cash equivalents since December 31, 2020 was primarily a result of net income recognized of $42.4 million, proceeds from the sale of securities of $47.1 million, cash inflows of $18.7 million related to maturities, prepayments, and calls of available-for-sale securities, an increase in deposits of $501.9 million, and net proceeds of $111.2 million from the issuance of 6,054,750 shares of common stock in our IPO. These increases were partially offset by a decrease of $99.7 million related to purchases of securities, an increase in total loans held for investment, net of deferred loan fees, of $431.3 million, and cash dividends paid of $51.9 million during the same period.

Investment Portfolio

Our investment portfolio is primarily comprised of U.S. government agencies, mortgage-backed securities, and obligations of states and political subdivisions, which are high-quality liquid investments. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk that is reflective of the yields obtained on those securities. Most of our securities are classified as available-for-sale, although we have one long-term, fixed rate municipal security classified as held-to-maturity.

Our total securities held for investment and available-for-sale amounted to $153.8 million at December 31, 2021 and $122.9 million at December 31, 2020, an increase of $30.8 million year-over-year. The increase was primarily due to purchases of $99.7 million of mortgage-backed securities, obligations of states and political subdivisions, and U.S. government treasuries to deploy excess cash into interest-earning assets in a more favorable interest rate environment and was partially offset by the sale of $47.1 million of low-yielding securities, and paydowns, calls, and maturities of $18.7 million.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agencies	$19,682	12.80%	$31,828	25.89%
Mortgage-backed securities	81,513	53.02%	23,932	19.47%
Obligations of states and political subdivisions	45,137	29.36%	58,420	47.52%
Collateralized mortgage obligations	540	0.35%	769	0.63%
Corporate bonds	1,935	1.26%	—	—
Total available-for-sale	148,807	96.79%	114,949	93.51%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	4,946	3.21%	7,979	6.49%
	$153,753	100.00%	$122,928	100.00%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, at December 31, 2021:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Available-for-sale:
U.S. government agencies	$—	—	$1,591	1.97%	$3,814	0.69%	$14,277	0.19%	$19,682	0.43%
Mortgage-backed securities	—	—	—	—	3	6.90%	81,510	1.51%	81,513	1.51%
Obligations of states and political subdivisions	—	—	522	2.80%	3,748	1.56%	40,867	1.69%	45,137	1.69%
Collateralized mortgage obligations	—	—	—	—	—	—	540	1.73%	540	1.73%
Corporate bonds	—	—	1,935	1.25%	—	—	—	—	1,935	1.25%
Total available-for-sale	—	—	4,048	1.73%	7,565	1.12%	137,194	1.43%	148,807	1.42%

Held-to-maturity:
Obligations of states and political subdivisions	491	6.00%	951	6.00%	3,504	6.00%	—	—	4,946	6.00%
	$491	6.00%	$4,999	2.54%	$11,069	2.67%	$137,194	1.43%	$153,753	1.57%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, at December 31, 2020:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Available-for-sale:
U.S. government agencies	$—	—	$—	—	$7,708	1.22%	$24,120	0.97%	$31,828	1.03%
Mortgage-backed securities	—	—	—	—	—	—	23,932	1.12%	23,932	1.12%
Obligations of states and political subdivisions	—	—	1,206	2.52%	8,599	1.57%	48,615	1.65%	58,420	1.66%
Collateralized mortgage obligations	—	—	—	—	—	—	769	1.70%	769	1.70%
Total available-for-sale	—	—	1,206	2.52%	16,307	1.40%	97,436	1.35%	114,949	1.37%

Held-to-maturity:
Obligations of states and political subdivisions	494	6.00%	2,143	6.00%	2,755	6.00%	2,587	6.00%	7,979	6.00%
	$494	6.00%	$3,349	4.75%	$19,062	2.07%	$100,023	1.47%	$122,928	1.67%

Weighted average yield for securities available-for-sale is the projected yield to maturity given current cash flow projections for U.S. government agencies, mortgage-backed securities, and collateralized mortgage obligations and is a yield to worst for callable municipal securities and corporate bonds. Weighted average yield for securities held-to-maturity is the stated coupon of the bond.

A summary of the book value and fair value related to securities at December 31, 2021 and December 31, 2020 is presented below.

		Gross Unrealized
(dollars in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
December 31, 2021
Available-for-sale:
U.S. government agencies	$19,824	$60	$(202)	$19,682
Mortgage-backed securities	82,517	94	(1,098)	81,513
Obligations of states and political subdivisions	44,732	525	(120)	45,137
Collateralized mortgage obligations	537	3	—	540
Corporate bonds	2,000	—	(65)	1,935
Total available-for-sale	$149,610	$682	$(1,485)	$148,807
Held-to-maturity:
Obligations of states and political subdivisions	$4,946	$251	$—	$5,197
December 31, 2020
Available-for-sale:
U.S. government agencies	$32,069	$111	$(352)	$31,828
Mortgage-backed securities	23,601	338	(7)	23,932
Obligations of states and political subdivisions	57,137	1,291	(8)	58,420
Collateralized mortgage obligations	748	21	—	769
Total available-for-sale	$113,555	$1,761	$(367)	$114,949
Held-to-maturity:
Obligations of states and political subdivisions	$7,979	$776	$—	$8,755

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

Loan Portfolio

Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting. As of December 31, 2021 and December 31, 2020, our total loans amounted to $1.9 billion and $1.5 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$1,586,232	81.48%	$1,002,497	66.33%
Commercial land and development	7,376	0.38%	10,600	0.70%
Commercial construction	54,214	2.78%	91,760	6.07%
Residential construction	7,388	0.38%	11,914	0.79%
Residential	28,562	1.47%	30,431	2.01%
Farmland	54,805	2.82%	50,164	3.32%
Commercial:
Secured	137,062	7.03%	138,676	9.18%
Unsecured	21,136	1.09%	17,526	1.16%
PPP	22,124	1.14%	147,965	9.79%
Consumer and other	17,167	0.88%	4,921	0.33%
Total loans held for investment	1,936,066	99.45%	1,506,454	99.68%

Loans held for sale:
Commercial	10,671	0.55%	4,820	0.32%
Total loans before deferred fees	1,946,737	100.00%	1,511,274	100.00%
Net deferred loan fees	(1,606)		(3,295)
Total loans	$1,945,131		$1,507,979

Commercial real estate loans consist of term loans secured by a mortgage lien on the real property, such as office and industrial buildings, manufactured home communities, self-storage facilities, hospitality properties, faith-based properties, retail shopping centers, and apartment buildings, as well as commercial real estate construction loans that are offered to builders and developers.

Commercial land and development and commercial construction loans consist of loans made to fund commercial land acquisition and development and commercial construction. The real estate purchased with these loans is generally located in or near our market.

Commercial loans consist of financing for commercial purposes in various lines of business, including manufacturing, service industry, and professional service areas. Commercial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guaranty of the business owners.

Residential real estate and construction real estate loans consist of loans secured by single-family and multifamily residential properties which are both owner-occupied and investor owned.

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

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
December 31, 2021
Manufactured home community	$518,910	32.71%	$849,269	14.22%	78.00%
Office	166,960	10.53%	307,376	5.10%	75.00%
Multifamily	152,412	9.61%	350,953	5.13%	75.00%
Retail	135,401	8.54%	318,875	1.43%	74.51%
Faith-based	134,728	8.49%	294,367	1.67%	75.00%
Industrial	108,718	6.85%	272,383	4.59%	80.14%
Mixed use	85,712	5.40%	159,810	20.76%	69.05%
Mini storage	83,270	5.25%	155,961	1.04%	71.98%
All other types[1]	200,121	12.62%	473,952	8.00%	94.97%
Total	$1,586,232	100.00%	$3,182,946	1.04%	94.97%

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
December 31, 2020
Manufactured home community	$244,156	24.35%	$421,048	12.12%	73.64%
Office	115,913	11.56%	237,837	4.05%	75.00%
Retail	104,878	10.46%	208,632	4.52%	76.14%
Faith-based	92,885	9.27%	242,148	3.23%	73.18%
Mini storage	69,973	6.98%	120,010	21.19%	70.00%
Industrial	69,153	6.90%	174,140	1.93%	75.55%
Multifamily	66,113	6.59%	171,411	0.33%	75.00%
Mixed use	62,531	6.24%	119,333	2.87%	75.00%
All other types[1]	176,895	17.65%	413,381	6.89%	84.89%
Total	$1,002,497	100.00%	$2,107,940	0.33%	84.89%

[1]	Types of collateral in the “all other types” category are those that individually make up less than 5.00% commercial real estate concentration and include hospitality, auto dealerships, car washes, assisted living communities, country clubs, gas stations/convenience stores, medical offices, special purpose property, mortuaries, restaurants, and schools.

Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly (when PPP loans are excluded). Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 84.64% of our portfolio at December 31, 2021. Commercial secured lending (consisting primarily of SBA 7(a) loans under $350,000) represents 7.03% of our portfolio at December 31, 2021. We sell the guaranteed portion of all SBA 7(a) loans, excluding PPP loans, in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 577.92% and 624.70% as of December 31, 2021 and December 31, 2020, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (i.e., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of December 31, 2021. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.

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

The following table sets forth the contractual maturities of our loan portfolio at December 31, 2021:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$32,107	$170,222	$1,343,367	$40,536	$1,586,232
Commercial land and development	1,209	6,167	—	—	7,376
Commercial construction	3,418	17,575	32,131	1,090	54,214
Residential construction	5,609	1,779	—	—	7,388
Residential	1,183	8,246	17,871	1,262	28,562
Farmland	3,876	8,116	42,813	—	54,805
Commercial:
Secured	31,436	29,880	82,526	3,891	147,733
Unsecured	1,182	3,976	15,978	—	21,136
PPP	598	21,526	—	—	22,124
Consumer and other	35	3,619	13,513	—	17,167
Total loans	$80,653	$271,106	$1,548,199	$46,779	$1,946,737

The following table sets forth the contractual maturities of our loan portfolio at December 31, 2020:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$46,579	$100,882	$821,130	$33,906	$1,002,497
Commercial land and development	7,248	2,672	680	—	10,600
Commercial construction	12,358	15,883	63,519	—	91,760
Residential construction	5,754	6,160	—	—	11,914
Residential	1,462	4,905	22,205	1,859	30,431
Farmland	410	13,060	36,694	—	50,164
Commercial:
Secured	44,230	36,055	63,211	—	143,496
Unsecured	1,580	1,692	14,254	—	17,526
PPP	—	147,965	—	—	147,965
Consumer and other	51	3,835	1,035	—	4,921
Total loans	$119,672	$333,109	$1,022,728	$35,765	$1,511,274
62

The following table sets forth the sensitivity to interest rate changes of our loan portfolio at December 31, 2021:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$394,648	$1,191,584	$1,586,232
Commercial land and development	722	6,654	7,376
Commercial construction	—	54,214	54,214
Residential construction	—	7,388	7,388
Residential	2,222	26,340	28,562
Farmland	4,183	50,622	54,805
Commercial:
Secured	34,771	112,962	147,733
Unsecured	19,841	1,295	21,136
PPP	22,124	—	22,124
Consumer and other	17,167	—	17,167
Total loans	$495,678	$1,451,059	$1,946,737

The following table sets forth the sensitivity to interest rate changes of our loan portfolio at December 31, 2020:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$134,029	$868,468	$1,002,497
Commercial land and development	743	9,857	10,600
Commercial construction	15,527	76,233	91,760
Residential construction	—	11,914	11,914
Residential	2,737	27,694	30,431
Farmland	4,464	45,700	50,164
Commercial:
Secured	28,241	115,255	143,496
Unsecured	14,882	2,644	17,526
PPP	147,965	—	147,965
Consumer and other	4,921	—	4,921
Total loans	$353,509	$1,157,765	$1,511,274

Asset Quality

We manage the quality of our loans based upon trends at the overall loan portfolio level as well as within each product type. We measure and monitor key factors that include the level and trend of classified, delinquent, non-accrual, and nonperforming assets, collateral coverage, credit scores, and debt service coverage, where applicable. These metrics directly impact our evaluation of the adequacy of our allowance for loan losses.

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

Nonperforming Assets

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

Troubled Debt Restructurings

We consider a loan to be a TDR when we have granted a concession and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy. A TDR loan generally is kept on non-accrual status until, among other criteria, the borrower has paid for six consecutive months with no payment defaults, at which time the TDR may be placed back on accrual status.

COVID-19 Deferments

The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of: (i) 60 days after the date of termination of the national emergency declared by the President; and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term modifications (e.g., up to six months) such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We elected to apply these temporary accounting provisions to loans under payment relief beginning in March 2020. As of December 31, 2021, six borrowing relationships with six loans totaling $12.2 million, or 0.63% of the loan portfolio, were in a COVID-19 deferment period and three loans totaling $0.1 million had been in a COVID-19 deferment period in the third quarter of 2021 but were not in a deferment period as of December 31, 2021. None of the loans that received COVID-19 deferments in the fourth quarter of 2021 had the principal portion deferred to the respective maturity of the loan. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

PPP Loan Forgiveness

At December 31, 2021, there were 60 PPP loans outstanding totaling $22.1 million, which included 59 loans totaling $21.5 million funded during 2021 under the second round of the PPP stimulus plan. Approximately 11 of these PPP loans, or 18.33% of total PPP loans at December 31, 2021, totaling $0.6 million, were less than or equal to $0.15 million and had access to streamlined forgiveness processing. At December 31, 2021, 1,370 PPP loan forgiveness applications had been submitted to the SBA and forgiveness payments had been received on 1,367 of these PPP loans, totaling $332.4 million in principal and interest. The Company has submitted all forgiveness applications on the first round of PPP loans and received payment on all but one pending application. We expect full forgiveness of the second round of PPP loans to be completed in the near term.

SBA 7(a) Payments Made Under the CARES Act

Section 1112 of the CARES Act required the SBA to make payments on new and existing 7(a) loans for up to six months. The Consolidated Appropriations Act amended this section of the CARES Act to extend the payment on 7(a) loans in existence on March 27, 2020, beginning on February 1, 2021, for up to eight or eleven months, depending on the borrower’s industry code, and to require the SBA to make up to three months of payments on new 7(a) loans approved between February 1, 2021 and September 30, 2021. These payments are not deferments but rather full payments of principal and interest that the borrower will not be responsible for in the future. In the year ended December 31, 2021, the SBA made payments under this program on 1,099 of our SBA 7(a) loans, totaling $7.6 million in principal and interest. As of December 31, 2021, 25 loans totaling $2.9 million were still eligible to receive these payments under the CARES Act.

SBA Loans

During 2021, the Company sold 169 SBA 7(a) loans with government guaranteed portions totaling $41.4 million. Of the loans sold in 2021, the Company received gross proceeds of $45.3 million resulting in a net gain on sale of $3.9 million. The Company did not sell any PPP loans in 2021.

During 2020, the Company sold 373 SBA 7(a) loans with government guaranteed portions totaling $71.3 million. Of the loans sold in 2020, the Company received gross proceeds of $79.7 million resulting in a net gain on sale of $4.0 million. Additionally, the company sold 157 PPP loans with balances of $10.6 million resulting in a gain of $0.2 million.

Non-accrual Loans

The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

(dollars in thousands)	December 31, 2021	December 31, 2020
Non-accrual loans
Real estate:
Commercial	$122	$137
Commercial land and development	—	—
Commercial construction	—	—
Residential construction	—	—
Residential	178	183
Farmland	—	—
Commercial:
Secured	288	132
Unsecured	—	—
PPP	—	—
Consumer and other	—	—
Total non-accrual loans	588	452

Loans past due 90 days or more and still accruing
Real estate:
Commercial	—	—
Commercial land and development	—	—
Commercial construction	—	—
Residential construction	—	—
Residential	—	—
Farmland	—	—
Commercial:
Secured	—	—
Unsecured	—	—
PPP	—	—
Consumer and other	—	—
Total loans past due and still accruing	—	—
Total nonperforming loans	588	452

Real estate owned	—	—
Total nonperforming assets	$588	$452
COVID-19 deferments	$12,156	$41,439

Performing TDRs (not included above)	$—	$—

Allowance for loan losses to period end non-accrual loans	3,954.30%	4,909.07%
Non-accrual loans to period end loans	0.03%	0.03%
Nonperforming assets to total assets	0.02%	0.02%
Nonperforming loans plus performing TDRs to period end loans	0.03%	0.03%
COVID-19 deferments to period end loans	0.63%	2.75%
65

The ratio of non-accrual loans to period end loans was unchanged at 0.03% as of December 31, 2020 and December 31, 2021, partially due to the stability of our non-accrual loans.

The ratio of the allowance for loan losses to period end non-accrual loans decreased from 4,909.07% as of December 31, 2020 to 3,954.30% as of December 31, 2021. The decrease was primarily due to an increase in the allowance for loan losses of 4.75% from December 31, 2020 to December 31, 2021, coupled with a 30.04% increase in period end non-accrual loans from December 31, 2020 to December 31, 2021, which was primarily due to an increase of $0.2 million in commercial secured non-accrual loans from December 31, 2020 to December 31, 2021. The rate at which the allowance for loan losses increased was significantly less than the rate at which non-accrual loans increased year-over-year, thus causing a decrease in the ratio of allowance for loan losses to period end non-accrual loans year-over-year.

Potential Problem Loans

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

The banking industry defines loans graded substandard or doubtful as “classified” loans. Loans by credit quality risk rating were as follows as of the periods indicated:

(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
December 31, 2021
Real estate:
Commercial	$1,575,006	$1,970	$9,256	$—	$1,586,232
Commercial land and development	7,376	—	—	—	7,376
Commercial construction	48,288	5,926	—	—	54,214
Residential construction	7,388	—	—	—	7,388
Residential	28,384	—	178	—	28,562
Farmland	54,805	—	—	—	54,805
Commercial:
Secured	135,131	751	1,180	—	137,062
Unsecured	21,136	—	—	—	21,136
PPP	22,124	—	—	—	22,124
Consumer	17,167	—	—	—	17,167
Total loans	$1,916,805	$8,647	$10,614	$—	$1,936,066

	Pass	Watch	Substandard	Doubtful	Total
December 31, 2020
Real estate:
Commercial	$950,118	$16,836	$35,543	$—	$1,002,497
Commercial land and development	10,600	—	—	—	10,600
Commercial construction	85,860	5,900	—	—	91,760
Residential construction	11,914	—	—	—	11,914
Residential	30,248	—	183	—	30,431
Farmland	50,164	—	—	—	50,164
Commercial:
Secured	136,992	1,552	132	—	138,676
Unsecured	17,526	—	—	—	17,526
PPP	147,965	—	—	—	147,965
Consumer	4,921	—	—	—	4,921
Total loans	$1,446,308	$24,288	$35,858	$—	$1,506,454

Loans designated as watch and substandard, which are not considered adversely classified, decreased to $19.3 million at December 31, 2021 from $60.1 million at December 31, 2020, reducing reserves related to classified and watch loans by $0.5 million, which was offset by additional provision for loan growth. There were no loans with doubtful risk grades at December 31, 2021 or December 31, 2020.

Allowance for Loan Losses

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

In the year ended December 31, 2021, our methodology for evaluating allowance for loan losses continued to be affected by the COVID-19 pandemic, resulting in sustained higher reserve levels, primarily related to our commercial real estate portfolio. Reserves on the commercial real estate portfolio increased period-over-period due to higher uncertainty related to the COVID-19 pandemic and related economic effects.

While the entire allowance for loan losses is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses by loan category, and the percentage of the allowance for loan losses in each category, for the periods indicated.

The allowance for loan losses was $23.2 million at December 31, 2021, as compared to $22.2 million at December 31, 2020. The $1.1 million increase is due to a $1.7 million provision for loan losses recorded during the year ended December 31, 2021, offset by net charge-offs of $0.6 million during the year ended December 31, 2021.

The following table is a summary of the allowance for loan losses by loan class as of the periods indicated:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment:
Real estate:
Commercial	$12,869	55.37%	$9,358	42.17%
Commercial land and development	50	0.22%	77	0.35%
Commercial construction	371	1.60%	821	3.70%
Residential construction	50	0.22%	87	0.39%
Residential	192	0.83%	220	0.99%
Farmland	645	2.78%	615	2.77%
Commercial:
Secured	6,687	28.77%	9,476	42.71%
Unsecured	207	0.89%	179	0.81%
PPP	—	0.00%	—	0.00%
Consumer and other	889	3.82%	632	2.85%
Unallocated	1,111	4.78%	724	3.26%
	23,071	99.28%	22,189	100.00%
Individually evaluated for impairment	172	0.72%	—	0.00%
	172	0.72%	—	0.00%
Total allowance for loan losses	$23,243	100.00%	$22,189	100.00%
67

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	As of and for the year ended
	December 31, 2021		December 31, 2020
(dollars in thousands)	Activity	% of Period End Loans	Activity	% of Period End Loans
Loans held for investment	$1,936,066		$1,506,454

Allowance for loan losses (beginning of period)	$22,189		$14,915

Net (charge-offs) recoveries:
Real estate:
Commercial	—	0.00%	—	0.00%
Commercial land and development	—	0.00%	—	0.00%
Commercial construction	—	0.00%	—	0.00%
Residential construction	—	0.00%	—	0.00%
Residential	—	0.00%	90	0.30%
Farmland	—	0.00%	—	0.00%
Commercial:
Secured	(559)	(0.41)%	(1,428)	(1.03)%
Unsecured	—	0.00%	—	0.00%
PPP	—	0.00%	—	0.00%
Consumer and other	(87)	(0.51)%	(388)	(7.88)%
Net charge-offs	(646)	(0.03)%	(1,726)	(0.11)%

Provision for loan losses	1,700		9,000

Allowance for loan losses (end of period)	$23,243		$22,189

Allowance for loan losses to total loans	1.20%		1.47%

The ratio of allowance for loan losses to total loans was 1.20% at December 31, 2021, compared to 1.47% at December 31, 2020. The decrease was primarily due to an improvement in economic conditions for commercial secured loans during fiscal year 2021 and increased loan growth year-over-year. Excluding PPP loans, the ratio of the allowance for loan losses to total loans was 1.21% and 1.63% at December 31, 2021 and 2020, respectively. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Non-accrual loans totaled $0.6 million, or 0.03% of total loans, at December 31, 2021, remaining largely unchanged from $0.5 million, or 0.03% of total loans, at December 31, 2020.

Net charge-offs as a percent of period end loans decreased slightly from 0.11% for the year ended December 31, 2020 to 0.03% for the year ended December 31, 2021. The net recovery rate related to the residential real estate portfolio was 0.30% for the year ended December 31, 2020 and 0.00% for the year ended December 31, 2021. The net charge-off rate related to the commercial secured portfolio improved from 1.03% in the year ended December 31, 2020 to 0.41% in the year ended December 31, 2021. The net charge-off rate related to the consumer portfolio improved from 7.88% in the year ended December 31, 2020 to 0.51% in the year ended December 31, 2021.

Liabilities

During 2021, total liabilities increased by $501.7 million from $1.8 billion at December 31, 2020 to $2.3 billion at December 31, 2021. This increase was primarily due to an increase in total deposits of $501.9 million, comprised of increases of $201.0 million in non-interest-bearing deposits and $300.9 million in interest-bearing deposits.

Deposits

Representing 98.46% of our total liabilities as of December 31, 2021, deposits are our primary source of funding for our business operations.

Total deposits increased by $501.9 million, or 28.13%, to $2.3 billion at December 31, 2021 from $1.8 billion as of December 31, 2020. Deposit increases were attributed to an increase in the number of new relationships, as well as fluctuations in our existing accounts. Non-interest-bearing deposits increased by $201.0 million in 2021 to $902.1 million, and represented 39.46% of total deposits at December 31, 2021, compared to 39.30% of total deposits at December 31, 2020. Our loan to deposit ratio was 85.09% at December 31, 2021 compared to 84.50% at December 31, 2020. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	For the year ended
	December 31, 2021			December 31, 2020
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Transaction accounts	$155,163	0.10%	12.74%	$141,293	0.26%	12.28%
Money market and savings	1,009,847	0.19%	82.89%	906,599	0.64%	78.78%
Time	53,222	0.32%	4.37%	102,890	1.16%	8.94%
Total deposits	$1,218,232	0.18%	100.00%	$1,150,782	0.64%	100.00%

Uninsured deposits, excluding time deposits, totaled $1.3 billion and $1.1 billion at December 31, 2021 and 2020, respectively.

As of December 31, 2021, our 26 largest deposit relationships, each accounting for more than $10.0 million, totaled $912.7 million, or 39.93% of our total deposits. As of December 31, 2020, our 18 largest deposit relationships, each accounting for more than $10.0 million, totaled $641.2 million, or 35.90% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

(dollars in thousands)	December 31, 2021	December 31, 2020
Municipalities	$424,483	$318,357
Non-Profit	181,080	165,046
Business	307,132	157,757
Total	$912,695	$641,160

Our largest single deposit relationship relates to a non-profit association that supports hospitals and health systems. The balances for this customer were $155.0 million, or 6.78% of total deposits, at December 31, 2021 and $133.3 million, or 7.50%, of total deposits at December 31, 2020.

The following table sets forth the maturity of time deposits as of December 31, 2021:

(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$77,563	$25,771	$103,334	$75,063
Over three through six months	305	606	911	109
Over six through twelve months	—	26	26	—
Over twelve months	—	1	1	—
Total	$77,868	$26,404	$104,272	$75,172

FHLB Advances and Other Borrowings

From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of December 31, 2021 and December 31, 2020.

In 2017 and 2019, we issued subordinated notes of $25.0 million and $3.75 million, respectively. This debt was issued to investors in private placement transactions. See Note 9, Long Term Debt and Other Borrowings, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding these subordinated notes. The proceeds of the notes constitute Tier 2 capital under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of December 31, 2021:

(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	September 2017	$25,000	September 28, 2022	September 15, 2027

Fixed at 6.00% through September 15, 2022, then three-month London Inter-bank Offered Rate (“LIBOR”) plus 404.4 basis points (4.25% as of December 31, 2021) through maturity

Subordinated notes	November 2019	$3,750	September 30, 2022	September 15, 2027

Fixed at 5.50% through September 15, 2022, then three-month LIBOR plus 354.4 basis points (3.75% as of December 31, 2021) through maturity

Shareholders’ Equity

Shareholders’ equity totaled $235.0 million at December 31, 2021 and $133.8 million at December 31, 2020. The increase in shareholders’ equity was primarily attributable to net proceeds of $111.2 million from the issuance of 6,054,750 shares of common stock in our IPO and net income recognized of $42.4 million, partially offset by $51.9 million in cash dividends paid during the year ended December 31, 2021.

Liquidity and Capital Resources

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

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities, and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds, and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, operational, legal, or reputational risks could also affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management.

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated debt. The Company’s main source of cash flow is dividends declared and paid to it by the Bank. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company, including various legal and regulatory provisions that limit the amount of dividends the Bank can pay to the Company without regulatory approval. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net income from the previous three fiscal years less the amount of dividends paid during that period. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs plus two years’ subordinated notes debt service. We continually monitor our liquidity position in order to meet all reasonably foreseeable short-term, long-term, and strategic liquidity demands. Management has established a comprehensive process for identifying, measuring, monitoring, and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems including stress tests that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments that can be used to meet liquidity needs in stress situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances, and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale, and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB, and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve Bank of San Francisco discount window, draws on established federal funds lines from unaffiliated commercial banks, and the issuance of debt or equity securities. We believe that we have ample liquidity resources to fund future growth and meet other cash needs as necessary.

Sources and Uses of Cash

Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from gathering of deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. In 2021, we also had significant cash inflows as a result of our IPO.

Based on our current capital allocation objectives, during 2022, we project expending approximately $0.5 million to $1.5 million of cash related to continued buildout of our IT systems and processes and $10.3 million of cash for dividends on our common stock (based on the assumptions described below). We project an additional distribution to shareholders of record as of May 3, 2021 of approximately $4.9 million for the final distribution of the Accumulated Adjustments Account (“AAA”) payout under the Company’s Tax Sharing Agreement, which represents previously taxed but undistributed earnings. The final AAA distribution amount is subject to adjustment upon completion of the 2021 tax return, which could be material.

For the 12-month period ending December 31, 2022, we project that our fixed commitments could potentially include: (i) approximately $249.0 million to fund off balance sheet commitments outstanding at December 31, 2021; (ii) $5.0 million for IT services, IT support and compliance expenditures; and (iii) $1.0 million for operating leases. In future years, we expect that our main sources and uses of cash will relate primarily to regular operating activities.

As of December 31, 2021, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

IPO

On May 7, 2021, we completed our IPO at a price of $20.00 per share. We raised approximately $111.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.5 million and certain estimated offering expenses payable by us of approximately of $1.3 million. The net proceeds less $2.1 million in other related expenses, including audit fees, legal fees, listing fees, and other expenses totaled $109.1 million.

Loans

Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.

During the year ended December 31, 2021, we had cash outflows of $426.9 million in loan originations and advances, net of principal collected, and $48.2 million in loans originated for sale.

Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2021, total off-balance sheet commitments totaled $248.9 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.

Deposits

Deposits are our primary source of funding for our business operations, and the cost of deposits has a significant impact on our net interest income and net interest margin.

Our deposits are made up of primarily non-interest checking and money market deposits. Aside from commercial and business clients, a significant portion of our deposits are from municipalities and non-profit organizations. Cash flows from deposits are impacted by the timing and amount of customer deposits, changes in market rates, and collateral availability.

During the year ended December 31, 2021, we had significant cash inflows related to an increase in deposits of $501.9 million, primarily as a result of an increase in the number of new relationships and fluctuations in existing accounts.

Over the next twelve months, $103.3 million of time deposits are expected to mature. Additionally, we expect to obtain a new time deposit in the amount of $75.0 million with a state organization. We expect $0.9 million of time deposits to mature through 2026. As these time deposits mature, some of these deposits may not renew due to market competition. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, combined with our liquid investment portfolio, as discussed below, provides a stable funding base.

Investment Securities

Our investment securities, excluding held-to-maturity securities, totaled $148.8 million at December 31, 2021. At December 31, 2021, 53.02% and 32.57% of our investment portfolio consisted of mortgage-backed securities and obligations of states and political subdivisions, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $14.4 million from our securities over the next 12 months. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.

During the year ended December 31, 2021, we had cash proceeds from sales, maturities, and/or prepayments of securities of $65.8 million, offset by cash outflows of $99.7 million related to investment securities purchased. Additionally, at December 31, 2021, securities available-for-sale totaled $148.8 million, of which $63.4 million has been pledged as collateral for borrowings and other commitments.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2021 include both current and long-term obligations. Under our operating leases as discussed in Note 15, Commitments and Contingencies, we have a current obligation of $1.0 million and a long-term obligation of $4.4 million. We also have a current obligation of $103.3 million and a long-term obligation of $0.9 million related to time deposits, as discussed in Note 8, Interest-Bearing Deposits. We have subordinated notes of $28.4 million, all of which are long-term obligations. Finally, we have one significant, long-term contract for core processing services. While the actual obligation is unknown and dependent on certain factors, including volume and activities, we estimate that our current obligation under this contract is $1.2 million and our long-term obligation is $0.5 million, which is estimated using 2021 average monthly expense extrapolated over the remaining life of the contract.

FHLB Financing

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2021, the Bank had a total financing availability of $275.8 million, net of letters of credit issued of $420.5 million.

Impact of Inflation

Our consolidated financial statements and related notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

Dividends

A use of liquidity for the Company is shareholder dividends. Bancorp paid dividends to its shareholders totaling $51.9 million during the year ended December 31, 2021, including a cash distribution in the amount of $27.0 million paid on May 21, 2021 to shareholders of record as of May 3, 2021, for the AAA payout, which is described in further detail in the Company’s Registration Statement on Form S-1.

We expect to continue our current practice of paying quarterly cash dividends in respect to our common stock subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during 2022 at a rate of $0.15 per share, which is the rate of each of our three last quarterly dividend payments, our average total dividend paid each quarter would be approximately $2.6 million based on the number of current outstanding shares, which assumes no increases or decreases in the number of shares, and considering that unvested RSAs share equally in dividends with outstanding common stock.

Historical Information

The following table summarizes our consolidated cash flow activities:

	For the year ended		Amount
(dollars in thousands)	December 31, 2021	December 31, 2020	Increase (Decrease)
Net cash provided by operating activities	$28,657	$51,475	$(22,818)
Net cash used in investing activities	(455,011)	(372,630)	(82,381)
Net cash provided by financing activities	561,190	434,282	126,908

Operating Activities

Net cash provided by operating activities decreased by $22.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a decrease in loans originated for sale, offset by a decrease in proceeds from sale of loans. Various other, less material items made up the remainder of the change. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.

For additional information about our operating results, see “Results of Operations” above.

Investing Activities

Net cash used in investing activities increased by $82.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in loan originations, net of repayments, an increase in purchases of available-for-sale securities, and an increase in purchases of bank-owned life insurance, partially offset by decreases in time deposits in banks.

Financing Activities

Net cash provided by financing activities increased by $126.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to proceeds received in connection with the IPO during the year and growth in deposit account balances, partially offset by an increase in cash dividends paid, including a cash dividend payout from the Company’s AAA.

Capital Adequacy

We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for loan losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. We operate under the Small Bank Holding Company Policy Statement, and, accordingly, are exempt from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements. The Bank is subject to minimum risk-based and leverage capital requirements under federal regulations implementing the Basel III framework, and to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, as well as the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of December 31, 2021, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action, and Bancorp’s ratios exceed the minimum ratios that would be required for it to be considered a well-capitalized bank holding company.

The capital adequacy ratios as of December 31, 2021 and December 31, 2020 for Bancorp and the Bank are presented in the following tables. As of December 31, 2021 and December 31, 2020, Bancorp’s Tier 2 capital included subordinated debt, which was not included at the Bank level.

Capital Ratios for Bancorp	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital (to risk-weighted assets)	$285,128	13.98%	$163,177	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$122,382	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$91,787	≥ 4.50%	N/A	N/A
Tier 1 leverage	$233,397	9.47%	$98,600	≥ 4.00%	N/A	N/A
December 31, 2020
Total capital (to risk-weighted assets)	$176,861	12.18%	$116,138	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$130,347	8.98%	$87,103	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$130,347	8.98%	$65,327	≥ 4.50%	N/A	N/A
Tier 1 leverage	$130,347	6.58%	$79,204	≥ 4.00%	N/A	N/A

Capital Ratios for the Bank	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital (to risk-weighted assets)	$279,152	13.69%	$163,078	≥ 8.00%	$203,848	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$122,309	≥ 6.00%	$163,078	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$91,731	≥ 4.50%	$132,501	≥ 6.50%
Tier 1 leverage	$255,807	10.38%	$98,555	≥ 4.00%	$123,193	≥ 5.00%
December 31, 2020
Total capital (to risk-weighted assets)	$174,002	11.99%	$116,114	≥ 8.00%	$145,143	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$155,808	10.73%	$87,086	≥ 6.00%	$116,114	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$155,808	10.73%	$65,314	≥ 4.50%	$94,343	≥ 6.50%
Tier 1 leverage	$155,808	7.87%	$79,199	≥ 4.00%	$98,998	≥ 5.00%

[1]	Presented as if Bancorp were subject to Basel III capital requirements. The Company operates under the Small Bank Holding Company Policy Statement and therefore is not currently subject to generally applicable capital adequacy requirements.

Recent Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2021, see Note 2, Recently Issued Accounting Standards, of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Allowance for loan losses to total loans, excluding PPP loans, average loans, excluding PPP loans, average loan yield, excluding PPP loans, tangible shareholders’ equity to tangible assets, and tangible book value per share are non-GAAP financial measures.

Allowance for loan losses to total loans, excluding PPP loans, is defined as allowance for loan losses, divided by total loans less PPP loans. The most directly comparable GAAP financial measure is allowance for loan losses to total loans.

Average loans, excluding PPP loans, is defined as the daily average loan balance, less the daily average loan balance of PPP loans, and includes both performing and nonperforming loans. The most directly comparable GAAP financial measure is average loans.

Average loan yield, excluding PPP loans, is defined as the interest income on loans, excluding interest income on PPP loans, divided by the average total loans, excluding average PPP loans. The most directly comparable GAAP financial measure is average loan yield.

Tangible shareholders’ equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total shareholders’ equity to total assets. We had no goodwill or other intangible assets at the end of any period indicated. As a result, tangible shareholders’ equity to tangible assets is the same as total shareholders’ equity to total assets at the end of each of the periods indicated.

Tangible book value per share is defined as total shareholders’ equity less goodwill and other intangible assets, divided by the outstanding number of common shares at the end of the period. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets at the end of any period indicated. As a result, tangible book value per share is the same as book value per share at the end of each of the periods indicated.

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

Allowance for loan losses to total loans, excluding PPP loans (dollars in thousands)	December 31, 2021	December 31, 2020
Allowance for loan losses (numerator)	$23,243	$22,189
Total loans	1,945,131	1,507,979
Less: PPP loans	22,124	147,965
Total loans, excluding PPP loans (denominator)	$1,923,007	$1,360,014
Allowance for loan losses to total loans, excluding PPP loans	1.21%	1.63%

	For the year ended
Average loans, excluding PPP loans (dollars in thousands)	December 31, 2021	December 31, 2020
Average total loans	$1,637,280	$1,439,380
Less: Average PPP Loans	116,652	165,414
Average total loans, excluding PPP loans	1,520,628	1,273,966

	For the year ended
Average loan yield, excluding PPP loans (dollars in thousands)	December 31, 2021	December 31, 2020
Interest income on loans	$78,894	$71,405
Less: interest income on PPP loans	7,417	6,535
Interest income on loans, excluding PPP loans (numerator)	71,477	64,870

Average total loans	1,637,280	1,439,380
Less: average PPP loans	116,652	165,414
Average total loans, excluding PPP loans (denominator)	$1,520,628	$1,273,966
Average loan yield, excluding PPP loans	4.70%	5.09%

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of
Five Star Bancorp and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Five Star Bancorp and Subsidiary (the “Company”), as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California

Firm ID is 659

February 25, 2022

We have served as the Company’s auditor since 2010.

FIVE STAR BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

(In thousands, except share data)

	2021	2020
ASSETS

Cash and due from financial institutions	$136,074	$46,028
Interest-bearing deposits in banks	289,255	244,465
Cash and cash equivalents	425,329	290,493

Time deposits in banks	14,464	23,705
Securities available-for-sale, at fair value	148,807	114,949
Securities held-to-maturity, at amortized cost (fair value of $5,197 and $8,755 at December 31, 2021 and 2020, respectively)	4,946	7,979
Loans held for sale	10,671	4,820
Loans held for investment, net of allowance for loan losses of $23,243 and $22,189 at December 31, 2021 and 2020, respectively	1,911,217	1,480,970
Federal Home Loan Bank of San Francisco (“FHLB”) stock	6,723	6,232
Premises and equipment, net	1,773	1,663
Bank-owned life insurance (“BOLI”)	11,203	8,662
Interest receivable and other assets	21,628	14,292
	$2,556,761	$1,953,765

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$902,118	$701,079
Interest-bearing	1,383,772	1,082,922
Total deposits	2,285,890	1,784,001

Subordinated notes, net	28,386	28,320
Interest payable and other liabilities	7,439	7,669
Total liabilities	2,321,715	1,819,990

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,224,848 shares issued and outstanding at December 31, 2021; 11,000,273 shares issued and outstanding at December 31, 2020	218,444	110,082
Retained earnings	17,168	22,348
Accumulated other comprehensive (loss) income, net	(566)	1,345
Total shareholders’ equity	235,046	133,775
	$2,556,761	$1,953,765

See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2021 and 2020
(In thousands, except per share data)

	2021	2020
Interest and dividend income
Loans, including fees	$78,894	$71,405
Taxable securities	1,321	1,287
Nontaxable securities	821	500
Interest-bearing deposits in other banks	547	1,198
	81,583	74,390
Interest expense
Deposits	2,199	7,407
Subordinated notes	1,773	1,773
	3,972	9,180

Net interest income	77,611	65,210

Provision for loan losses	1,700	9,000

Net interest income after provision for loan losses	75,911	56,210

Non-interest income
Service charges on deposit accounts	424	367
Net gain on sale of securities	724	1,438
Gain on sale of loans	4,082	4,145
Loan-related fees	639	2,309
FHLB stock dividends	372	321
Earnings on BOLI	237	220
Other	802	502
	7,280	9,302
Non-interest expense
Salaries and employee benefits	19,825	16,084
Occupancy and equipment	1,938	1,715
Data processing and software	2,494	1,982
Federal Deposit Insurance Corporation (“FDIC”) insurance	700	1,137
Professional services	3,792	1,960
Advertising and promotional	1,300	1,102
Loan-related expenses	1,045	732
Other operating expenses	4,949	3,545
	36,043	28,257

Income before provision for income taxes	47,148	37,255

Provision for income taxes	4,707	1,327

Net income	$42,441	$35,928

Basic earnings per share	$2.83	$3.57
Diluted earnings per share	$2.83	$3.57

See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2021 and 2020
(In thousands)

	2021	2020
Net income	$42,441	$35,928

Net unrealized holding (loss) gain on securities available-for-sale during the period	(1,475)	2,860
Reclassification adjustment for net realized gains included in net income	(724)	(1,438)

Income tax (benefit) expense related to other comprehensive (loss) income	(288)	51

Other comprehensive (loss) income	(1,911)	1,371

Total comprehensive income	$40,530	$37,299

See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2021 and 2020
(In thousands, except share and per share data)

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	Income (Loss),
	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2019	9,674,875	$96,114	$12,789	$(26)	$108,877
Net income	—	—	35,928	—	35,928
Other comprehensive income	—	—	—	1,371	1,371
Stock offering	1,250,000	12,500	—	—	12,500
Stock issued under stock award plans	9,398	—	—	—	—
Stock compensation expense	—	316	—	—	316
Director stock compensation expense	16,000	252	—	—	252
Common stock issued	50,000	900	—	—	900
Cash dividends paid ($2.63 per share)	—	—	(26,369)	—	(26,369)
Balance at December 31, 2020	11,000,273	$110,082	$22,348	$1,345	$133,775

Net income	—	—	42,441	—	42,441
Other comprehensive loss	—	—	—	(1,911)	(1,911)
Stock offering	6,054,750	111,243	—	—	111,243
Stock issued under stock award plans	132,707	—	—	—	—
Stock compensation expense	—	594	—	—	594
Director stock compensation expense	41,640	846	—	—	846
Restricted stock forfeitures	(4,522)	—	—	—	—
Reclassification of retained deficit	—	(4,321)	4,321	—	—
Cash dividends paid ($4.55 per share)	—	—	(51,942)	—	(51,942)
Balance at December 31, 2021	17,224,848	$218,444	$17,168	$(566)	$235,046

See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2021 and 2020
(In thousands)

	2021	2020
Cash flows from operating activities:
Net income	$42,441	$35,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	9,000
Loans originated for sale	(48,169)	(98,399)
Gain on sale of loans	(4,082)	(4,145)
Proceeds from sale of loans	43,024	108,149
Net gain on sale of securities	(724)	(1,438)
Earnings on BOLI	(237)	(220)
Stock compensation expense	594	316
Director stock compensation expense	846	252
Change in deferred loan fees	(1,689)	2,367
Amortization and accretion of security premiums and discounts	1,561	1,138
Amortization of subordinated notes issuance costs	66	67
Depreciation and amortization	607	461
Deferred taxes	(4,001)	(143)
Net changes in:
Interest receivable and other assets	(3,050)	(3,548)
Interest payable and other liabilities	(230)	1,690
Net cash provided by operating activities	28,657	51,475
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	47,096	46,406
Maturities, prepayments, and calls of securities available-for-sale	18,732	16,118
Purchases of securities available-for-sale	(99,686)	(97,571)
Increase (decrease) in time deposits in banks	9,241	(3,761)
Loan originations, net of repayments	(426,882)	(330,837)
Purchase of premises and equipment	(717)	(833)
Purchase of FHLB stock	(491)	(1,152)
Purchase of BOLI	(2,304)	(1,000)
Net cash used in investing activities	(455,011)	(372,630)
Cash flows from financing activities:
Net change in deposits	501,889	472,251
Proceeds from issuance of common stock	111,243	13,400
FHLB repayment	—	(25,000)
Cash dividends paid	(51,942)	(26,369)
Net cash provided by financing activities	561,190	434,282
Net change in cash and cash equivalents	134,836	113,127
Cash and cash equivalents at beginning of period	290,493	177,366
Cash and cash equivalents at end of period	$425,329	$290,493
Supplemental disclosure of cash flow information:
Interest paid	$4,505	$9,713
Income taxes paid	$10,450	$1,655
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans held for investment to loans held for sale	$4,820	$6,527
Unrealized (loss) gain on securities	$(2,199)	$1,422
Disposal of premises and equipment	$515	$—
Reclassification of retained deficit	$4,321	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Nature of Operations and Principles of Consolidation

Five Star Bank (the “Bank”) was chartered on October 26, 1999 and began operations on December 20, 1999. Five Star Bancorp (“Bancorp” or the “Company”) was incorporated on September 16, 2002 and subsequently obtained approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to be a bank holding company in connection with its acquisition of the Bank. The Company became the sole shareholder of the Bank on June 2, 2003 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.

The Company, through the Bank, provides a broad range of banking products and services to customers who are predominately small and medium-sized businesses, professionals, and individuals primarily in the Northern California region. Its primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit. Its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has seven branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, and Yuba City, and two loan production offices in Santa Rosa and Sacramento.

The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with the Company’s Initial Public Offering (“IPO”) and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense.

The Company publicly filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) in connection with its IPO (the “Registration Statement”), which was declared effective by the SEC on May 4, 2021. In connection with the IPO, the Company issued 6,054,750 shares of common stock, no par value, which included 789,750 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold to the public at a price of $20.00 per share and began trading on the Nasdaq Global Select Market on May 5, 2021. On May 7, 2021, the closing date of the IPO, the Company received total net proceeds of $111,243,000. The net proceeds less other related expenses, including audit fees, legal fees, listing fees, and other expenses, totaled $109,082,000.

Basis of Financial Statement Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Regulation S-X.

The consolidated financial statements include Five Star Bancorp and its wholly owned subsidiary, Five Star Bank. All significant intercompany transactions and balances are eliminated in consolidation.

While the Company’s chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.

The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and a smaller reporting company, and, as such, may take advantage of specified reduced reporting requirements and is relieved of other significant requirements that are otherwise generally applicable to other public companies.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses is the most significant accounting estimate reflected in the Company’s consolidated financial statements. Other estimates include fair value measurements, valuation of servicing assets, and deferred tax asset valuation.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash, due from financial institutions, interest-bearing deposits in banks with short term original maturities, and federal funds sold. Generally, federal funds are sold for one-day periods, if at all. At times throughout the year, balances can exceed FDIC insurance limits. The Company has not experienced any historical losses associated with balances maintained with financial institutions in excess of FDIC insurance limits, and management continues to monitor the financial condition of the major financial institutions where these funds are held.

Securities Available-for-Sale

Available-for-sale securities consist of bonds, notes, and debentures not classified as trading securities or held-to-maturity securities. Securities are classified as available-for-sale if the Company intends and has the ability to hold those securities for a period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined based on the cost of specific securities sold, are included in earnings. Premiums are amortized over the life of the security, or if a callable bond, over the earliest call date, and discounts are accreted over the life of the related investment security as an adjustment to interest income using the effective interest method. Interest income is recognized when earned.

Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates, or both. At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary. Various factors are considered in the assessment, including the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings, and other credit-related factors such as third-party guarantees and volatility of the security’s fair value. This assessment also includes a determination as to whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment (“OTTI”) write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. For debt securities that are considered to be OTTI and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit-related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit-related and is recognized in other comprehensive income.

Securities Held-to-Maturity

Securities are classified as held-to-maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium to the earliest callable call date and accretion of discount, computed by the effective interest method over the life of the related investment.

Loans and Allowance for Loan Losses

Loans are reported at the principal amount outstanding, net of deferred loan fees and costs and the allowance for loan losses. Interest on loans is accrued daily based on the principal outstanding.

Loan fees, net of certain direct costs of origination, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. During the years ended December 31, 2021 and 2020, salaries and employee benefits totaling $5,198,000 and $3,194,000, respectively, were deferred as loan origination costs.

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

The allowance for loan losses represents the estimated probable incurred loan losses in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Audit Committee of the board of directors reviews the adequacy of the allowance at least quarterly.

The allowance consists of: (i) specific allowances for individually identified impaired loans (ASC 310-10, Receivables); (ii) general allowances for pools of loans (ASC 450-20, Contingencies – Loss Contingencies), which incorporate quantitative (e.g., historical loan loss rates) and qualitative risk factors (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.); and (iii) unallocated allowances, if any.

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment, including collateral, as applicable. Through management’s ongoing credit monitoring process, individual loans are identified that have conditions indicating the borrower may be unable to pay all amounts due in accordance with contractual terms. These loans are evaluated for impairment individually by management. Management considers an originated loan to be impaired when it is probable that collection of all amounts due according to the contractual terms of the loan agreement is unlikely. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest income is recognized on impaired loans in the same manner as non-accrual loans.

When the fair value of the impaired loan is less than the recorded investment in the loan, the difference is recorded as an impairment through the establishment of a specific allowance. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate at origination, based on the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally, with problem credits that are collateral dependent, management obtains appraisals of the collateral at least annually. Appraisals may be obtained more frequently if management believes the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if the Company believes foreclosure is imminent.

The second component, general allowances, is an estimate of the probable inherent losses in each loan pool with similar risk characteristics. This analysis encompasses the entire loan portfolio, excluding individually identified impaired loans. The model determines general allowances by loan segment based on quantitative (loss history) and qualitative risk factors.

The third component, unallocated allowances, is maintained to cover other uncertainties that could affect management’s estimate of probable losses. The unallocated allowances reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. While management believes the best information available is used to determine the allowance for loan losses, the results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in local and national economic conditions, or significant changes in other assumptions, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance for loan losses are reasonable, there can be no assurance that such estimates and assumptions will not be proved incorrect in the future, that the actual amounts of future provisions will not exceed the amounts of past provisions, or that any increased provisions that may be required will not adversely impact the financial condition and results of operations of the Company.

The Company considers a loan to be a troubled debt restructure (“TDR”) when the Company has granted a concession and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. A TDR loan generally is kept on non-accrual status until, among other criteria, the borrower has paid for six consecutive months with no payment defaults, at which time the TDR may be placed back on accrual status.

In conjunction with the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as well as the revised interagency guidance issued in April 2020, the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised),” banks have been provided the option, for loans meeting specific criteria, to temporarily suspend certain requirements under GAAP related to TDRs for a limited time to account for the effects of COVID-19. As a result, the Company has not recognized eligible COVID-19 loan modifications as TDRs. The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of: (i) 60 days after the date of termination of the national emergency declared by the President; and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, loans qualifying for these modifications are not required to be reported as delinquent, non-accrual, impaired, or criticized solely as a result of a COVID-19 loan modification.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock represents the Company’s investment in the stock of the Federal Home Loan Bank of San Francisco (“FHLB”) and is carried at par value. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as other investment securities.

Management periodically evaluates FHLB stock for OTTI. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (i) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (iv) the liquidity position of the FHLB. Both cash and stock dividends are reported as non-interest income.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using a straight-line basis. The normal estimated lives used in determining depreciation are as follows:

Equipment	3-12 years
Furniture and Fixtures	5-10 years
Leasehold Improvements	5-15 years
Automobiles	3-5 years

Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining term of the lease. The straight-line method of depreciation is followed for all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Other Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure, are classified as other real estate owned (“OREO”), are to be sold and are initially recorded at fair value of the property at the date of foreclosure less estimated selling costs. Any write-downs in value are recorded against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed, and any revisions in the estimate of fair value are reported as adjustments to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure. Subsequent valuation adjustments are recognized as OREO write-downs. Revenues and expenses incurred from OREO property management are recorded in non-interest income and non-interest expense, respectively. During 2021 and 2020, the Bank did not foreclose on any loans.

BOLI

BOLI is recorded at the amount that can be realized under the insurance contract at the consolidated balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Increases in contract value are recorded as non-interest income, and insurance proceeds received are recorded as a reduction of the contract value.

Long-Term Assets

Premises, equipment, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are adjusted to reflect their fair value.

Equity Investments

Equity investments with readily determinable fair values are carried at fair value, with changes in fair value reported in net income. Equity investments without readily determinable fair values are carried at cost, less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for the identical or similar investment.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated.

Transfers of Financial Assets

Transfers of an entire financial asset, a group of financial assets, or a participating interest in an entire financial asset, are accounted for as sales when control has been relinquished. Control is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of more than trivial conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Included in the loan portfolio are loans guaranteed by the Small Business Administration (“SBA”), the Farm Service Agency (“FSA”), the Federal Agriculture Mortgage Corporation (“Farmer Mac”) and the United States Department of Agriculture (“USDA”), of which the guaranteed portion is expected to be sold in the secondary market in exchange for a one-time premium. At the time the guaranteed portion of the loan is sold, the unguaranteed portion and related right to service the entire loan is retained with the Company, to earn future servicing income. The loans held for sale are accounted for at the lower of cost or fair value, using the aggregate method. Government guaranteed loans held for sale totaled $10,671,000 and $4,820,000 at December 31, 2021 and 2020, respectively.

Servicing rights acquired through the origination of loans, which are subsequently sold with servicing rights retained, are recognized as separate assets or liabilities. Servicing assets and liabilities are initially recorded at fair value and are subsequently amortized in proportion to, and over the period of, the related net servicing income or expense. The amortized assets are assessed for impairment or increased obligations at the loan level, based on the fair value on a periodic basis.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans, and financial standby letters of credit issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

The Company records an allowance for loan losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. Reserves for unfunded commitments are included as a component of Interest payable and other liabilities on the consolidated balance sheets.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards (“RSAs”) issued to executives, directors, and employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the grant date fair value of stock options, while the fair value of the Company’s common stock at the date of grant is used for RSAs. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Supplemental Executive Retirement Plan

The Bank has entered into a non-qualified retirement plan for the Chief Executive Officer based on a continuation of employment. The present value of annual post-retirement payments is allocated to expense over the years of required service.

Income Taxes

The Company has historically elected to be taxed for U. S. federal income tax purposes as an S Corporation. In conjunction with the IPO, the Company filed consents from the requisite amount of shareholders to revoke its S Corporation election with the Internal Revenue Service (the “IRS”), resulting in the commencement of taxation as a C Corporation for U.S. federal and California state income tax purposes in the second quarter of fiscal year 2021. Upon termination of the Company’s S Corporation status, the Company commenced paying U.S. federal income tax and a higher California state income tax on taxable earnings for each year (including the short year beginning on the date the Company’s status as an S Corporation terminated).

As a result of the termination of S Corporation status, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized in net income in the year ended December 31, 2021.

The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood greater than 50% of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Derivatives

All derivative instruments are recorded at fair value. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges, if any, are recorded in other comprehensive income or loss and reclassified to earnings when the hedged transaction is reflected in earnings.

Comprehensive Income or Loss

Comprehensive income or loss consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale, net of tax, which are also recognized as separate components of shareholders’ equity.

Earnings Per Share (“EPS”)

Basic EPS is net income divided by the weighted average number of common shares outstanding during the period less average unvested RSAs. Diluted EPS includes the dilutive effect of additional potential common shares related to unvested RSAs using the treasury stock method. During the years ended December 31, 2021 and 2020, there were no outstanding stock options. The Company has two forms of outstanding common stock: common stock and unvested RSAs. Following the Company’s IPO, holders of unvested RSAs receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings; therefore the RSAs are considered participating securities. However, under the two-class method, the difference in EPS is not significant for these participating securities.

(in thousands, except share and per share data)	2021	2020
Net income	$42,441	$35,928
Weighted average basic common shares outstanding	14,972,637	10,063,183
Add: Dilutive effects of assumed vesting of restricted stock	22,576	—
Weighted average diluted common shares outstanding	14,995,213	10,063,183
Income per common share:
Basic EPS	$2.83	$3.57
Diluted EPS	$2.83	$3.57

Anti-dilutive shares, which are excluded from the dilutive EPS calculation, were deemed to be immaterial.

For the year ended December 31, 2020, pro forma EPS is calculated by applying a C Corporation effective tax rate of 29.56% to net income before provision for income taxes and using the determined pro forma net income balance to calculate EPS. For the year ended December 31, 2021, pro forma EPS is calculated by applying an effective tax rate of 19.80%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4,638,000, as discussed in Note 11, Income Taxes. The following reconciliation table provides a detailed calculation of pro forma EPS:

(in thousands, except share and per share data)	2021	2020
Net income before provision for income taxes - GAAP	$47,148	$37,255
Actual/pro forma provision for income taxes	(9,335)	(11,013)
Actual/pro forma net income	37,813	26,242
Weighted average basic common shares outstanding	14,972,637	10,063,183
Add: Dilutive effects of assumed vesting of restricted stock	22,576	—
Weighted average diluted common shares outstanding	14,995,213	10,063,183
Income per common share:
Basic EPS	$2.53	$2.61
Diluted EPS	$2.52	$2.61

Subordinated Notes

The subordinated notes are recorded at par with related debt issuance costs reported as a direct reduction from the carrying amount. Issuance costs are amortized over the remaining maturity of the notes and reflected in interest expense.

Fair Value of Financial Instruments

The consolidated financial statements include various estimated fair value information as of December 31, 2021 and 2020. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions, and are subject to change.

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company bases the fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale, and derivatives, if any, are recorded at fair value on a recurring basis.

Additionally, from time to time, the Company may be required to record certain assets at fair value on a non-recurring basis, such as loans held for sale, certain collateral dependent impaired loans held for investment and held-to-maturity securities that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or fair value accounting.

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

As a result, if other assumptions had been used, the Company’s recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements.

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2021 for recognition or disclosure.

Reclassifications

Certain amounts reported in previous consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications did not affect previously reported amounts of net income, total assets, or total shareholders’ equity.

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

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee’s obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve-month term. As amended by ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2021 and requires a modified retrospective method of adoption. In July 2018, the FASB issued two amendments to ASU 2016-02: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides various corrections and clarifications to ASU 2016-02; and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides a new optional transition method and provides a lessor with practical expedients for separating lease and non-lease components of a lease. In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors- Certain Leases with Variable Lease Payments, which amends ASU 2016-02 and requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease on the commencement date of the lease if specified criteria are met. Entities will apply a modified retrospective approach at either the beginning of the earliest period presented or at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company estimates that the adoption of this standard will result in an increase in assets of approximately $5,200,000, with a corresponding increase in liabilities, to recognize the present value of its lease obligations in accordance with the standard. The Company does not expect this to have a material impact on the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace the “incurred loss” model with a “current expected credit loss” (“CECL”) model. The CECL model will apply to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. The CECL model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statement of income and a related allowance for credit losses on the consolidated statement of condition at the time of origination or purchase of a loan receivable or held-to-maturity debt security. Likewise, subsequent changes in this estimate are recorded through credit loss expense and related allowance. The CECL model requires the use of not only relevant historical experience and current conditions, but reasonable and supportable forecasts of future events and circumstances, incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for loan losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company believes the change from an incurred loss model to a CECL model has the potential to increase the allowance for loan losses at the adoption date, the Company cannot reasonably quantify the impact of the adoption of the amendments to its financial condition or results of operations at this time due to the complexity and extensive changes resulting from these amendments. The Company is working with its third-party vendor to identify data gaps and determine the appropriate methodologies and resources to utilize in preparation for its transition to the new accounting standard, including but not limited to the use of certain tools to forecast future economic conditions that affect the cash flows of loans over their lifetime.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Additionally, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of ASC 848 and clarifies its guidance, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The amendments in these ASUs may be elected as of March 12, 2020 through December 31, 2022. LIBOR administrators have indicated that certain LIBOR settings will continue to be published through June 30, 2023. An entity may choose to elect the amendments in these updates at an interim period subsequent to March 12, 2020, with adoption methods varying based on transaction type. The Company has not elected to apply these amendments; however, the Company is assessing the applicability of the ASUs and continues to monitor guidance for reference rate reform from FASB and its impact on the Company’s consolidated financial statements.

Note 3: Investment Securities

The Company’s investment securities portfolio includes obligations of states and political subdivisions, securities issued by U.S. federal government agencies such as the Government National Mortgage Association (the “GNMA”) and the SBA, and securities issued by U.S. government-sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (the “FNMA”), the Federal Home Loan Mortgage Corporation (the “FHLMC”), and the FHLB. The Company also invests in residential and commercial mortgage-backed securities, collateralized mortgage obligations issued or guaranteed by the GSEs, and corporate bonds, as reflected in the following tables.

A summary of the amortized cost and fair value related to securities held-to-maturity as of December 31, 2021 and 2020 is presented below.

		Gross Unrealized
(in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
2021
Obligations of states and political subdivisions	4,946	251	—	5,197
Total held-to-maturity	$4,946	$251	$—	$5,197
2020
Obligations of states and political subdivisions	7,979	776	—	8,755
Total held-to-maturity	$7,979	$776	$—	$8,755

For securities issued by states and political subdivisions, for OTTI purposes, management considers: (i) issuer and/or guarantor credit ratings; (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity; (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities; (iv) internal credit review of the financial information; and (v) whether or not such securities have credit enhancements such as guarantees, contain a defeasance clause, or are pre-refunded by the issuers.

A summary of the amortized cost and fair value related to securities available-for-sale as of December 31, 2021 and 2020 is presented below.

		Gross Unrealized
(in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
2021
U.S. government agencies	$19,824	$60	$(202)	$19,682
Mortgage-backed securities	82,517	94	(1,098)	81,513
Obligations of states and political subdivisions	44,732	525	(120)	45,137
Collateralized mortgage obligations	537	3	—	540
Corporate bonds	2,000	—	(65)	1,935
Total available-for-sale	$149,610	$682	$(1,485)	$148,807
2020
U.S. government agencies	$32,069	$111	$(352)	$31,828
Mortgage-backed securities	23,601	338	(7)	23,932
Obligations of states and political subdivisions	57,137	1,291	(8)	58,420
Collateralized mortgage obligations	748	21	—	769
Total available-for-sale	$113,555	$1,761	$(367)	$114,949

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2021 and 2020 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	2021				2020
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$491	$516	$—	$—	$494	$543	$—	$—
After one but within five years	951	999	507	522	2,143	2,351	1,141	1,206
After five years through ten years	3,504	3,682	3,697	3,748	2,755	3,023	8,340	8,599
After ten years	—	—	40,528	40,867	2,587	2,838	47,656	48,615

Investment securities not due at a single maturity date:
U.S. government agencies	—	—	19,824	19,682	—	—	32,069	31,828
Mortgage-backed securities	—	—	82,517	81,513	—	—	23,601	23,932
Collateralized mortgage obligations	—	—	537	540	—	—	748	769
Corporate bonds	—	—	2,000	1,935	—	—	—	—
Total	$4,946	$5,197	$149,610	$148,807	$7,979	$8,755	$113,555	$114,949

Sales proceeds of investment securities and gross realized gains and/or losses are shown in the following table:

(in thousands)	2021	2020
Available-for-sale:
Sales proceeds	$47,096	$46,406
Gross realized gains	724	1,438

Pledged investment securities are shown in the following table:

(in thousands)	2021	2020
Pledged to the State of California:
Secure deposits of public funds and borrowings	$63,363	$52,897
Total pledged investment securities	$63,363	$52,897

The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2021 and 2020:

	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2021
U.S. government agencies	$—	$—	$13,399	$(202)	$13,399	$(202)
Mortgage-backed securities	73,972	(1,046)	1,400	(52)	75,372	(1,098)
Obligations of states and political subdivisions	14,014	(112)	407	(8)	14,421	(120)
Corporate bonds	1,935	(65)	—	—	1,935	(65)
Total temporarily impaired securities	$89,921	$(1,223)	$15,206	$(262)	$105,127	$(1,485)
2020
U.S. government agencies	$10,800	$(56)	$15,195	$(296)	$25,995	$(352)
Mortgage-backed securities	1,786	(7)	—	—	1,786	(7)
Obligations of states and political subdivisions	3,922	(8)	—	—	3,922	(8)
Total temporarily impaired securities	$16,508	$(71)	$15,195	$(296)	$31,703	$(367)

There were 91 and 31 securities in unrealized loss positions at December 31, 2021 and 2020, respectively, which were all classified as available-for-sale. As of December 31, 2021, the investment portfolio included 16 investment securities that had been in a continuous loss position for twelve months or more and 75 investment securities that had been in a loss position for less than twelve months.

The Company periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary and has determined that no investment security is OTTI. The unrealized losses are due primarily to interest rate changes. The Company does not intend, and it is more likely than not that the Company will not be required, to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying debt security.

There were no held-to-maturity securities in a continuous loss position at December 31, 2021 or 2020.

Obligations issued or guaranteed by government agencies such as the GNMA and the SBA or GSEs under conservatorship such as the FNMA and the FHLMC are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.

The Company’s investment in obligations of states and political subdivisions are deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.

Non-Marketable Securities Included in Other Assets

FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $6,723,000 and $6,232,000 of FHLB stock at December 31, 2021 and 2020, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, cash dividends received on FHLB capital stock in the amount of $372,000 and $321,000, respectively, were recorded as non-interest income on the consolidated statements of income.

Note 4: Loans and Allowance for Loan Losses

The following table presents the balance of each major product type within the Company’s portfolio as of the dates indicated.

(in thousands)	2021	2020
Real estate:
Commercial	$1,586,232	$1,002,497
Commercial land and development	7,376	10,600
Commercial construction	54,214	91,760
Residential construction	7,388	11,914
Residential	28,562	30,431
Farmland	54,805	50,164
Commercial:
Secured	137,062	138,676
Unsecured	21,136	17,526
Paycheck Protection Program (“PPP”)	22,124	147,965
Consumer and other	17,167	4,921
Subtotal	1,936,066	1,506,454
Less: Net deferred loan fees	1,606	3,295
Less: Allowance for loan losses	23,243	22,189
Total loans, net	$1,911,217	$1,480,970

Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Bank has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: commercial, real estate, and consumer. The Company further sub-divides these segments into classes based on the associated risks within those segments. Commercial loans are divided into the following two classes: unsecured and secured loans. Real estate loans are divided into the following six classes: commercial real estate, commercial land and development, commercial construction, residential construction, residential real estate, and farmland. For each class of loans, management exercises significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment.

The Company uses an internally developed model in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed, at least annually, to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

CARES Act and PPP Loans

Pursuant to the CARES Act, which was passed in March 2020, the Company funded over 1,500 loans to eligible small businesses and non-profit organizations who participated in the PPP administered by the SBA. PPP loans have terms of two or five years and earn interest at 1.00%. In addition, the Bank received a fee of 1.00% to 5.00% from the SBA depending on the loan amount, which was netted with loan origination costs and amortized into interest income under the effective yield method over the contractual life of the loan. The recognition of fees and costs is accelerated when the loan is forgiven by the SBA and/or paid off prior to maturity. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if they meet the requirements of the program. The balance of PPP loans at December 31, 2021 and 2020 was $22,124,000 and $147,965,000, respectively.

The CARES Act also required the SBA to make payments on new and existing 7(a) loans for a period of six months. These were not deferments but rather full payments of principal and interest for which the borrower will not be responsible for in the future. As of December 31, 2021 and 2020, the principal outstanding on loans receiving one or more of these payments under the CARES Act was $46,601,000 and $51,237,000, respectively.

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

Real estate loans: Real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected than other loans by conditions in the real estate market or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria.

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

Concentrations

The Company’s customers are primarily located in the Greater Sacramento and North Valley regions of California. As of December 31, 2021, approximately 90% of the Company’s loans were real estate related, 9% were commercial, and less than 1% were consumer.

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

Loans rated watch: These are loans which have deficient loan quality and potentially significant issues, but losses do not appear to be imminent, and the issues are expected to be temporary in nature. The significant issues are typically: (i) a history of losses or events that threaten the borrower’s viability; (ii) a property with significant depreciation and/or marketability concerns; or (iii) poor or deteriorating credit, occasional late payments, and/or limited reserves but loan is generally kept current. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

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

The following table summarizes the credit quality indicators related to the Company’s loans by class as of December 31, 2021:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$1,575,006	$1,970	$9,256	$—	$1,586,232
Commercial land and development	7,376	—	—	—	7,376
Commercial construction	48,288	5,926	—	—	54,214
Residential construction	7,388	—	—	—	7,388
Residential	28,384	—	178	—	28,562
Farmland	54,805	—	—	—	54,805

Commercial:
Secured	135,131	751	1,180	—	137,062
Unsecured	21,136	—	—	—	21,136
PPP	22,124	—	—	—	22,124

Consumer	17,167	—	—	—	17,167

Total	$1,916,805	$8,647	$10,614	$—	$1,936,066

The following table summarizes the credit quality indicators related to the Company’s loans by class as of December 31, 2020:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$950,118	$16,836	$35,543	$—	$1,002,497
Commercial land and development	10,600	—	—	—	10,600
Commercial construction	85,860	5,900	—	—	91,760
Residential construction	11,914	—	—	—	11,914
Residential	30,248	—	183	—	30,431
Farmland	50,164	—	—	—	50,164

Commercial:
Secured	136,992	1,552	132	—	138,676
Unsecured	17,526	—	—	—	17,526
PPP	147,965	—	—	—	147,965

Consumer	4,921	—	—	—	4,921

Total	$1,446,308	$24,288	$35,858	$—	$1,506,454

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

The age analysis of past due loans by class as of December 31, 2021 consisted of the following:

	Past Due
(in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$1,586,232	$1,586,232
Commercial land and development	—	—	—	7,376	7,376
Commercial construction	—	—	—	54,214	54,214
Residential construction	—	—	—	7,388	7,388
Residential	—	—	—	28,562	28,562
Farmland	—	—	—	54,805	54,805

Commercial:
Secured	—	—	—	137,062	137,062
Unsecured	—	—	—	21,136	21,136
PPP	—	—	—	22,124	22,124

Consumer and other	334	—	334	16,833	17,167

Total loans	$334	$—	$334	$1,935,732	$1,936,066

There were no loans between 60-89 days past due, nor any loans greater than 90 days past due and still accruing as of December 31, 2021.

The age analysis of past due loans by class as of December 31, 2020 consisted of the following:

	Past Due
(in thousands)	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$1,002,497	$1,002,497
Commercial land and development	—	—	—	10,600	10,600
Commercial construction	—	—	—	91,760	91,760
Residential construction	—	—	—	11,914	11,914
Residential	—	—	—	30,431	30,431
Farmland	—	—	—	50,164	50,164

Commercial:
Secured	—	—	—	138,676	138,676
Unsecured	—	—	—	17,526	17,526
PPP	—	—	—	147,965	147,965

Consumer and other	137	—	137	4,784	4,921

Total loans	$137	$—	$137	$1,506,317	$1,506,454

There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of December 31, 2020.

Impaired Loans

Information related to impaired loans as of December 31, 2021 and 2020 consisted of the following:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2021
Real estate:
Commercial	$122	$122	$—	$130	$—
Residential	178	178	—	181	—
Commercial:
Secured	288	288	172	306	—
Total impaired loans	$588	$588	$172	$617	$—
2020
Real estate:
Commercial	$137	$137	$—	$69	$—
Residential	183	183	—	92	—
Commercial:
Secured	132	132	—	65	—
Total impaired loans	$452	$452	$—	$226	$—

No collateral dependent loans were in process of foreclosure at December 31, 2021 or 2020. In addition, the weighted average loan-to-value of impaired, collateral dependent loans was approximately 70.67% and 50.51% at December 31, 2021 and 2020, respectively.

Non-accrual loans, segregated by class, are as follows as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Real estate:
Commercial	$122	$137
Residential	178	183
Commercial:
Secured	288	132
Total non-accrual loans	$588	$452

The amount of foregone interest income related to non-accrual loans was $33,000 and $35,000 for the years ended December 31, 2021 and 2020, respectively.

Troubled Debt Restructuring

The Company’s loan portfolio may include certain loans that have been modified in a TDR, which are loans for which concessions in terms have been granted because of the borrowers’ financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are placed on non-accrual status at the time of restructure and may only be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

When a loan is modified, it is measured based upon the present value of future cash flows discounted at the effective interest rate of the original loan agreement or the fair value of collateral less selling costs if the loan is collateral dependent. If the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance or a charge-off of the loan.

There were no loans outstanding with a TDR designation at December 31, 2021 or 2020.

The CARES Act, as amended, specified that to be eligible not to be considered a TDR, a loan modification must be (i) related to the COVID-19 pandemic; (ii) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (iii) executed between March 1, 2020, and the earlier of: (i) 60 days after the date of termination of the federal national emergency; or (ii) January 1, 2022. The Company elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated TDRs under existing GAAP. As of December 31, 2021, six borrowing relationships with six loans totaling $12,156,000 were continuing to benefit from payment relief. The Company accrues and recognizes interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

The following table discloses activity in the allowance for loan losses for the periods presented.

	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
2021
Beginning balance	$9,358	$77	$821	$87	$220	$615	$9,476	$179	$—	$632	$724	$22,189
Charge-offs	—	—	—	—	—	—	(822)	—	—	(321)	—	(1,143)
Recoveries	—	—	—	—	—	—	263	—	—	234	—	497
Provision (recapture)	3,511	(27)	(450)	(37)	(28)	30	(2,058)	28	—	344	387	1,700
Ending balance	$12,869	$50	$371	$50	$192	$645	$6,859	$207	$—	$889	$1,111	$23,243
2020
Beginning balance	$6,331	$109	$661	$116	$224	$1,382	$4,976	$88	$—	$601	$427	$14,915
Charge-offs	—	—	—	—	—	—	(1,604)	—	—	(559)	—	(2,163)
Recoveries	—	—	—	—	90	—	176	—	—	171	—	437
Provision (recapture)	3,027	(32)	160	(29)	(94)	(767)	5,928	91	—	419	297	9,000
Ending balance	$9,358	$77	$821	$87	$220	$615	$9,476	$179	$—	$632	$724	$22,189

The following table summarizes the allocation of the allowance for loan losses by impairment methodology for the periods presented.

	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
2021
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$172	$—	$—	$—	$—	$172
Loans collectively evaluated for impairment	12,869	50	371	50	192	645	6,687	207	—	889	1,111	23,071
Ending balance	$12,869	$50	$371	$50	$192	$645	$6,859	$207	$—	$889	$1,111	$23,243
Loans:
Ending balance individually evaluated for impairment	$122	$—	$—	$—	$178	$—	$288	$—	$—	$—	$—	$588
Ending balance collectively evaluated for impairment	1,586,110	7,376	54,214	7,388	28,384	54,805	136,774	21,136	22,124	17,167	—	1,935,478
Ending balance	$1,586,232	$7,376	$54,214	$7,388	$28,562	$54,805	$137,062	$21,136	$22,124	$17,167	$—	$1,936,066

2020
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	9,358	77	821	87	220	615	9,476	179	—	632	724	22,189
Ending balance	$9,358	$77	$821	$87	$220	$615	$9,476	$179	$—	$632	$724	$22,189
Loans:
Ending balance individually evaluated for impairment	$137	$—	$—	$—	$183	$—	$132	$—	$—	$—	$—	$452
Ending balance collectively evaluated for impairment	1,002,360	10,600	91,760	11,914	30,248	50,164	138,544	17,526	147,965	4,921	—	1,506,002
Ending balance	$1,002,497	$10,600	$91,760	$11,914	$30,431	$50,164	$138,676	$17,526	$147,965	$4,921	$—	$1,506,454

Pledged Loans

The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $941,160,000 and $1,093,513,000 at December 31, 2021 and 2020, respectively. In addition, the Company pledges eligible Tenants in Common loans, which totaled $33,391,000 and $61,635,000 at December 31, 2021 and 2020, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 9, Long Term Debt and Other Borrowings, for further discussion of these borrowings.

Note 5: Premises and Equipment, Net

Premises and equipment, net, were as follows as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Furniture, fixtures, and equipment	$3,314	$3,057
Tenant improvements	1,973	2,027
	5,287	5,084
Less: Accumulated depreciation and amortization	3,514	3,421
Premises and equipment, net	$1,773	$1,663

Depreciation expense for occupancy, furniture, fixtures, and equipment was $607,000 and $461,000 for the years ended December 31, 2021 and 2020, respectively.

Note 6: Bank-owned Life Insurance

The Company owns life insurance policies on the lives of certain current and former officers designated by the board of directors to fund our employee benefit programs. Death benefits provided under the specific terms of these insurance policies are estimated to be $26,956,000 at December 31, 2021. The benefits to employees’ beneficiaries are limited to each employee’s active service period. The investment in BOLI policies is reported at their cash surrender value, net of surrender charges, of $11,203,000 and $8,662,000 at December 31, 2021 and 2020, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies, net of mortality costs and other fees. Income of $237,000 and $220,000 was recognized on these life insurance policies for the years ended December 31, 2021 and 2020, respectively.

Note 7: Interest Receivable and Other Assets

Interest receivable and other assets consisted of the following as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Interest receivable	$5,332	$5,422
Equity investments	5,741	3,757
Servicing assets	2,215	2,083
Other assets	8,340	3,030
	$21,628	$14,292

Servicing assets represent the assets related to servicing loans for others, including collecting payments, maintaining escrow accounts, disbursing payments to investors, and conducting foreclosure proceedings. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers. The Company serviced loans with unpaid principal balances of $194,649,000 and $187,834,000 as of December 31, 2021 and 2020, respectively, on behalf of others.

Note 8: Interest-Bearing Deposits

Interest-bearing deposits consisted of the following as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Savings	$88,536	$49,714
Money market	912,558	839,053
Interest checking accounts	278,406	146,553
Time, $250 or more	77,868	7,568
Other time	26,404	40,034
Total interest-bearing deposits	$1,383,772	$1,082,922

Time deposits totaled $104,272,000 and $47,602,000 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2022	$103,334
2023	911
2024	26
2025	—
2026	1
Total time deposits	$104,272

Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market deposits. Through this network the Company offers customers access to Federal Deposit Insurance Corporation (“FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at December 31, 2021 and 2020. The composition of network deposits as of December 31, 2021 and 2020 was as follows:

(in thousands)	2021	2020
CDARS	$22,411	$35,534
ICS	307,636	261,127
Total network deposits	$330,047	$296,661

Interest expense recognized on interest-bearing deposits for the years ended December 31, 2021 and 2020 consisted of the following:

(in thousands)	2021	2020
Savings	$74	$94
Money market	1,797	5,750
Interest checking accounts	155	374
Time, $250 or more	42	797
Other time	131	392
Total interest expense on interest-bearing deposits	$2,199	$7,407

Note 9: Long Term Debt and Other Borrowings

Subordinated notes: On November 8, 2019, the Company completed a private placement of $3,750,000 of fixed-to-floating rate subordinated notes to certain qualified investors. All of the debt was purchased by four existing members of the board of directors or their affiliates. The notes were used for general corporate purposes, for capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 5.50% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR rate plus 354.4 basis points (3.75% as of December 31, 2021) until maturity. The notes include a right of prepayment, on or after September 30, 2022 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.

The Company has $25,000,000 in principal of fixed-to-floating rate subordinated notes to certain qualified investors, of which $8,000,000 is owned by an entity that is controlled by a member of the board of directors and three principal shareholders. The notes were used for general corporate purposes, for capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR rate plus 404.4 basis points (4.25% as of December 31, 2021) until maturity. The notes include a right of prepayment, on or after September 28, 2022 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.

The subordinated notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. Debt issuance costs incurred in conjunction with the notes were $642,000, of which $280,000 has been amortized through December 31, 2021. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At December 31, 2021 and 2020, the Company’s subordinated debt carrying value was $28,386,000 and $28,320,000, respectively.

Other borrowings: The Company has an agreement with the FHLB that granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $696,285,000 at December 31, 2021 and $519,274,000 at December 31, 2020. At December 31, 2021 and 2020, the Company had no outstanding borrowings. As of December 31, 2021 and 2020, the Company had letters of credit issued on its behalf totaling $420,500,000 and $293,500,000, respectively, as discussed below.

As of December 31, 2021, letters of credit totaling $80,500,000 were pledged to secure State of California deposits and $340,000,000 were pledged to secure local agency deposits. As of December 31, 2020, letters of credit totaling $13,500,000 were pledged to secure State of California deposits and $280,000,000 were pledged to secure local agency deposits. The letters of credit issued reduced the Company’s available borrowing capacity to $275,785,000 and $284,810,000 as of December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company had five unsecured federal funds lines of credit totaling $150,000,000 with five of its correspondent banks, respectively. At December 31, 2020, the Company had three unsecured federal funds lines of credit totaling $75,000,000 with three of its correspondent banks, respectively. There were no amounts outstanding at December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company had the ability to borrow from the Federal Reserve Discount Window. At December 31, 2021 and 2020, the borrowing capacity under this arrangement was $16,999,000 and $25,881,000, respectively. There were no amounts outstanding at December 31, 2021 and 2020. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios.

Note 10: 401(k) Benefit Plan

A 401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the lesser of 80% of compensation or the annually adjusted IRS dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The expense related to matching employees’ contributions for 2021 and 2020 was $593,000 and $465,000, respectively.

Note 11: Income Taxes

The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with its IPO and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. As such, any periods prior to May 5, 2021 will only reflect an effective state income tax rate and corresponding tax expense.

In conjunction with the termination of the Subchapter S corporation status, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to differences between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a $4,638,000 increase to the net deferred tax asset to $5,370,000 and a reduction to the provision for income taxes of $4,638,000 during the year ended December 31, 2021.

The provision for income tax for the years ended December 31, 2021 and 2020 differs from the statutory federal rate of 21.00% due to the following items, which relate primarily to the Company’s conversion from an S Corporation to a C Corporation:

(in thousands)	2021	2020
Statutory U.S. federal income tax	$9,901	$7,824
Increase (decrease) resulting from:
Benefit of S Corporation status	(4,884)	(7,824)
State taxes	4,045	1,327
Deferred tax asset adjustment	(4,638)	—
Other	283	—
Provision for income taxes	$4,707	$1,327

For the year ended December 31, 2021, the Company’s effective tax rate differed from the statutory California tax rate of 3.50% used prior to May 5, 2021 and the statutory federal and state tax rate, net of federal benefit, of 29.56% used May 5, 2021 and after, as the effective tax rate primarily represents the weighted average rate between the S Corporation tax rate of 3.50% and the C Corporation tax rate of 29.56% based on the number of days the Company was each type of corporation during 2021.

The components of the consolidated provision for income taxes are as follows:

(in thousands)	2021	2020
Current tax expense
Federal	$6,178	$—
State	2,530	1,468
	$8,708	$1,468

Deferred tax benefit
Federal	$(3,561)	$—
State	(440)	(141)
	$(4,001)	(141)
Provision for income taxes	$4,707	$1,327

Deferred tax assets and liabilities were due to the following as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$7,398	$777
Supplemental employee retirement plan	521	52
Gain on available-for-sale assets	151	5
Net unrealized loss on securities available-for-sale	237	—
Accrual to cash adjustment	—	13
Depreciation	—	43
Other	562	—
	8,869	890
Deferred tax liabilities:
Deferred loan fees	(2,927)	(177)
Net unrealized gain on securities available-for-sale	—	(49)
State tax	(379)	—
Depreciation	(419)	—
Other	(228)	(31)
	(3,953)	(257)
Net deferred tax asset	$4,916	$633

No deferred tax asset valuation allowance was established during 2021 or 2020, as management believes it is more likely than not the Company will realize the benefits of these deductible differences as of December 31, 2021 and 2020.

No unrecognized tax benefits were outstanding as of December 31, 2021 or 2020. The Company files tax returns in the U.S. federal and California state jurisdictions. The Company is no longer subject to examinations for years before 2017.

There were no interest or penalties in 2021 and 2020. It is the Company’s policy to record such accruals in its income taxes accounts.

During 2021, the Company paid approximately $27,000,000 to shareholders of record as of May 3, 2021, for the Accumulated Adjustments Account (“AAA”) payout under the Company’s Tax Sharing Agreement. The AAA represents previously taxed, but undistributed, earnings. As of December 31, 2021, the balance of the Company’s AAA was estimated to be approximately $4,877,000 and is subject to adjustment upon completion of the 2021 tax return, which could be material. The balance in the AAA account represents the remaining amount of previously taxed but undistributed earnings of the Company.

Note 12: Related Party Transactions

During the normal course of business, the Company may enter into transactions with related parties, including directors, executive officers, principal shareholders, and their businesses or affiliates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. The following is a summary of loans to related parties in 2021 and 2020:

(in thousands)	2021	2020
Beginning balance	$2,048	$1,348
New loans or advance	7,828	280
Loans issued in prior years to new related parties	—	695
Repayments	(458)	(275)
Ending balance	$9,418	$2,048

At December 31, 2021 and 2020, deposits from related parties (directors, executive officers, and principal shareholders) totaled $32,410,000 and $42,466,000, respectively. Property management fees totaling $12,000 and $27,000 in 2021 and 2020, respectively, were paid to an entity owned by some of the Company’s directors.

During 2021, nine of the Company’s directors were each granted 4,500 fully vested shares of the Company’s stock for the payment of director fees in addition to their standard cash compensation, totaling 40,500 shares with a combined fair value of $810,000, and one director was granted 1,140 fully vested shares of the Company’s stock, with a fair value of $36,000, upon retirement. Additionally, during 2021, ten directors purchased a total of 190,071 shares for $3,985,000. During 2020, eight of the Company’s directors were each granted 2,000 fully vested shares of the Company’s stock for the payment of director fees in addition to their standard cash compensation, totaling 16,000 shares with a combined fair value of $252,000. Additionally, during 2020, two new directors purchased 50,000 shares for $900,000.

Additional transactions with related parties are described in Note 15, Commitments and Contingencies.

Note 13: Equity Incentive Plan

In April 2021, the Company’s board of directors and shareholders approved the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, and other stock-based awards that the Compensation Committee determines are consistent with the purpose of the Equity Incentive Plan and the interests of the Company. Awards may be granted to the Company’s executives and other key employees, directors, and other service providers, and are designed to align the interests of the Equity Incentive Plan’s participants with the interests of our shareholders. The stock options granted under the Equity Incentive Plan may be either non-statutory stock options or incentive stock options. There were no stock options outstanding at December 31, 2021 or 2020, respectively.

The total number of shares of our common stock reserved and available for grant and issuance pursuant to the Equity Incentive Plan will not exceed 1,700,000 shares. Each of these shares may be issued as an incentive stock option. The Equity Incentive Plan does not contain an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.

Stock-Based Compensation

The Company’s stock-based compensation consists of RSAs granted under its historical stock-based incentive arrangement (the “Historical Incentive Plan”) and RSAs issued under the Equity Incentive Plan. The Historical Incentive Plan consisted of RSAs for certain executive officers of the Company. The arrangement provided that these executive officers would receive shares of restricted common stock of the Company that vested over three years, with the number of shares granted based upon achieving certain performance objectives. These objectives included, but were not limited to, net income adjusted for the provision for loan losses, deposit growth, efficiency ratio, net interest margin, and asset quality. Compensation expense for RSAs granted under the Historical Incentive Plan is recognized over the service period, which is equal to the vesting period of the shares based on the fair value of the shares at issue date.

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

The Company granted 174,347 and 11,398 restricted shares during the years ended December 31, 2021 and 2020, respectively. In addition, 4,522 and no restricted shares were forfeited during the years ended December 31, 2021 and 2020, respectively. Non-cash stock compensation expense recognized for the years ended December 31, 2021 and 2020 was $1,440,000 and $568,000, respectively.

In 2021, the Company granted a total of 41,640 fully vested shares to members of the board of directors as compensation for their service. In 2020, the Company granted 2,000 fully vested shares to the Chief Executive Officer for service as a member of the board of directors and 1,250 fully vested shares to another officer as a discretionary grant.

At December 31, 2021 and 2020, respectively, there were 127,751 and 11,568 unvested restricted shares. As of December 31, 2021, there was approximately $2,204,000 of unrecognized compensation expense related to the 127,751 unvested restricted shares. The holders of unvested RSAs are entitled to dividends on the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s consolidated statements of income for the years ended December 31, 2021 and 2020 was immaterial.

The following table summarizes information about unvested restricted shares:

	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	11,568	$21.25	15,794	$21.03
Shares granted	174,347	19.97	11,398	20.14
Shares vested	(53,642)	20.35	(15,624)	20.23
Shares forfeited	(4,522)	19.33	—	—
End of the period balance	127,751	$19.95	11,568	$21.25

Note 14: Shareholders’ Equity

Dividends

During the year ended December 31, 2021, the Company declared cash dividends on its common shares totaling $24,975,000. On May 20, 2021, as a result of the Company’s conversion to a C Corporation, the board of directors declared an aggregate distribution of $26,967,000 for the AAA payout, which is described in further detail in Note 11, Income Taxes, and the Company reclassified the resulting retained deficit related to S Corporation activities to common stock.

Note 15: Commitments and Contingencies

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

(in thousands)	2021	2020
Commercial lines of credit	$137,354	$107,231
Undisbursed construction loans	46,584	50,442
Undisbursed commercial real estate loans	47,793	39,946
Agricultural lines of credit	9,955	11,553
Undisbursed agricultural real estate loans	3,427	5,945
Other	3,764	920
Total commitments and standby letters of credit	$248,877	$216,037

The Company records an allowance for loan losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for loan losses on unfunded commitments totaled $100,000 as of December 31, 2021 and 2020, which is recorded in interest payable and other liabilities in the consolidated balance sheets.

Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.

In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 89.31% of the Company’s loan portfolio at December 31, 2021 and 79.23% of the Company’s loan portfolio at December 31, 2020. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.

Deposit concentrations: At December 31, 2021, the Company had 64 deposit relationships that exceeded $5,000,000 each, totaling $1,166,728,000, or approximately 51.04% of total deposits. The Company’s largest single deposit relationship at December 31, 2021 totaled $154,988,000, or approximately 6.78% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by the Company’s large depositors.

Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $147,219,000 and $118,003,000 at December 31, 2021 and 2020, respectively.

Leases

The Company leases office space for its banking operations under non-cancelable operating leases of various terms. The leases expire at various dates through 2032 and provide for renewal options from zero to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. One of the leases provides for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, while the remaining leases include pre-defined rental increases over the term of the lease.

The Company has a sublease agreement for space adjacent to the Redding location. The sublease has renewal terms extended to December 31, 2022.

The Company leases its Sacramento loan production office from a partnership comprised of some of the Company’s shareholders and certain members of the board of directors. The Sacramento loan production office lease extends through April 2023. Additionally, the Company leased its Natomas branch from the same partnership of related parties until July 13, 2021, at which time ownership of the property was transferred to an unrelated third-party landlord. Rent expense paid to the partnership was $140,000 and $225,000 for the years ended December 31, 2021 and 2020, respectively, under these leases.

The following table shows the future minimum lease payments and weighted average remaining lease terms under the Company’s operating lease arrangements as of December 31, 2021.

(in thousands)
2022	$1,025
2023	978
2024	951
2025	733
2026	604
Thereafter	1,094
Total	$5,385
Weighted average remaining term (in years)	4.64

Litigation Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Note 16: Capital Requirements and Restrictions on Retained Earnings

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are generally not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the below table) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. The Company operates under the Small Bank Holding Company Policy Statement, and, accordingly, is exempt from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements. The Bank is required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00% (a minimum of 4.50% plus a capital conservation buffer of 2.50%), a Tier 1 capital to risk-weighted assets ratio of at least 8.50% (a minimum of 6.00% plus a capital conservation buffer of 2.50%), a total capital to risk-weighted assets ratio of at least 10.50% (a minimum of 8.00% plus a capital conservation buffer of 2.50%), and a Tier 1 leverage ratio of at least 4.00%. Management believes that, as of December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2021, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the below table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The principal source of cash for the Company is dividends from the Bank. Dividends from the Bank to the Company are restricted under California law to the lesser of: (a) the Bank’s retained earnings; or (b) the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period. As of December 31, 2021 and 2020, the maximum amount available for dividend distribution under this restriction was approximately $15,464,000 and $15,624,000, respectively. If a proposed dividend exceeds the limit, the Bank may still pay a dividend to the Holding Company if it obtains approval from the California Department of Financial Protection and Innovation and the dividend does not exceed the greater of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020 are presented in the following table:

Capital Ratios for Bancorp	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2021
Total capital (to risk-weighted assets)	$285,128	13.98%	$163,177	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$122,382	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$91,787	≥ 4.50%	N/A	N/A
Tier 1 leverage	$233,397	9.47%	$98,600	≥ 4.00%	N/A	N/A
2020
Total capital (to risk-weighted assets)	$176,861	12.18%	$116,138	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$130,347	8.98%	$87,103	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$130,347	8.98%	$65,327	≥ 4.50%	N/A	N/A
Tier 1 leverage	$130,347	6.58%	$79,204	≥ 4.00%	N/A	N/A

Capital Ratios for the Bank	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2021
Total capital (to risk-weighted assets)	$279,152	13.69%	$163,078	≥ 8.00%	$203,848	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$122,309	≥ 6.00%	$163,078	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$91,731	≥ 4.50%	$132,501	≥ 6.50%
Tier 1 leverage	$255,807	10.38%	$98,555	≥ 4.00%	$123,193	≥ 5.00%
2020
Total capital (to risk-weighted assets)	$174,002	11.99%	$116,114	≥ 8.00%	$145,143	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$155,808	10.73%	$87,086	≥ 6.00%	$116,114	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$155,808	10.73%	$65,314	≥ 4.50%	$94,343	≥ 6.50%
Tier 1 leverage	$155,808	7.87%	$79,199	≥ 4.00%	$98,998	≥ 5.00%

[1]	Presented as if Bancorp were subject to Basel III capital requirements. The Company operates under the Small Bank Holding Company Policy Statement and therefore is not currently subject to generally applicable capital adequacy requirements.

Note 17: Fair Value of Assets and Liabilities

The following table summarizes the Company’s assets and liabilities that were carried at fair value on a recurring basis.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
2021
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$148,807	$—	$148,807	$—	OCI
Derivatives – interest rate swap	92	—	92	—	NI
Liabilities:
Derivatives – interest rate swap	92	—	92	—	NI

2020
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, and collateralized mortgage obligations	$114,949	$—	$114,949	$—	OCI
Derivatives – interest rate swap	149	—	149	—	NI
Liabilities:
Derivatives – interest rate swap	149	—	149	$—	NI

[1]	Other comprehensive income (“OCI”) or net income (“NI”).

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2). Level 2 securities include U.S. agencies or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. As of December 31, 2021 and 2020, there were no Level 1 or Level 3 securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.

The Company’s investment portfolio service bureau has developed a model for pricing available-for-sale debt securities. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break-even yield calculations, cash flow projections, liquidity, and credit premiums required by a market participant, as well as financial trend analysis with respect to the individual issuing financial institutions and insurance companies, are utilized in determining individual security valuations. Due to current market conditions, as well as the limited trading activity of the securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

The Company’s derivative is comprised of an interest rate swap for a structured lending arrangement and is reported at fair value utilizing Level 2 inputs. The Company obtains fair values from financial institutions that utilize internal models with observable market data inputs to estimate the values of these instruments (Level 2 inputs).

The fair value of collateral dependent impaired loans and other real estate is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5.00% to 7.00%. Such adjustments and assumptions are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and OREO. As of December 31, 2021 and 2020, the Company did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2021 and 2020. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as BOLI.

	December 31, 2021			December 31, 2020
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$425,329	$425,329	Level 1	$290,493	$290,493	Level 1
Time deposits in banks	14,464	14,464	Level 1	23,705	23,705	Level 1
Securities available-for-sale	148,807	148,807	Level 2	114,949	114,949	Level 2
Securities held-to-maturity	4,946	5,197	Level 3	7,979	8,755	Level 3
Loans held for sale	10,671	11,217	Level 2	4,820	5,012	Level 2
Loans held for investment	1,911,217	1,893,431	Level 3	1,480,970	1,464,794	Level 3
FHLB stock and other investments	12,464	N/A	N/A	9,989	N/A	N/A
Interest receivable	5,332	5,332	Level 2	5,422	5,422	Level 2
Interest rate swap	92	92	Level 2	149	149	Level 2
Financial liabilities:
Deposits	2,285,890	2,210,555	Level 2	1,784,001	1,785,944	Level 2
Interest payable	23	23	Level 2	75	75	Level 2
Interest rate swap	92	92	Level 2	149	149	Level 2
Subordinated notes	28,386	28,386	Level 3	28,320	28,320	Level 3

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2021 and 2020:

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

Loans held for investment: For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, which use interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness without considering widening credit spreads due to market illiquidity, which approximates the exit price notion. The allowance for loan losses is considered to be a reasonable estimate of loan discount for credit quality concerns.

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

Commitments to extend credit: Commitments to extend credit are primarily for adjustable rate loans. For these commitments, there are no differences between the committed amounts and their fair values. Commitments to fund fixed rate loans are at rates which approximate fair value at each reporting date.

Subordinated notes: The fair value is estimated by discounting the future cash flow using the current 3-month LIBOR rate. The Company’s subordinated notes are not registered securities and were issued through private placements, resulting in a Level 3 classification. The notes are recorded at carrying value.

Note 18: Parent Company Only Condensed Financial Information

CONDENSED BALANCE SHEETS
December 31, 2021 and 2020
 (In thousands)

	2021	2020
ASSETS
Cash and cash equivalents	$5,636	$3,555
Investment in banking subsidiary	257,456	159,236
Other assets	922	291
Total assets	$264,014	$163,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes and other liabilities	$28,968	$29,307
Shareholders’ equity	235,046	133,775
Total liabilities and shareholders’ equity	$264,014	$163,082

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2021 and 2020
(In thousands)

	2021	2020
Dividends from banking subsidiary	$27,630	$28,077
Interest expense	1,773	1,773
Other expense	3,559	1,023
Income before income tax and undistributed banking subsidiary income	22,298	25,281
Income tax benefit	812	10
Equity in undistributed banking subsidiary income	19,331	10,637
Net income	$42,441	$35,928

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2021 and 2020
(In thousands)

	2021	2020
Cash flows from operating activities:
Net income	$42,441	$35,928
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	594	316
Stock issued to directors	846	252
Equity in undistributed banking subsidiary income	(19,331)	(10,637)
Amortization of subordinated notes issuance costs	66	67
Change in other assets	(631)	(203)
Change in accrued expenses and other liabilities	(405)	514
Net cash provided by operating activities	23,580	26,237
Cash flows from investing activities:
Investment in subsidiary	(80,800)	(13,500)
Net cash used in investing activities	(80,800)	(13,500)
Cash flows from financing activities:
Proceeds from sale of stock	111,243	13,400
Cash dividends paid	(51,942)	(26,369)
Net cash provided by financing activities	59,301	(12,969)
Net change in cash and cash equivalents	2,081	(232)
Cash and cash equivalents at beginning of period	3,555	3,787
Cash and cash equivalents at end of period	$5,636	$3,555

Note 19: Subsequent Events

On January 20, 2022, the board of directors declared a $0.15 per common share dividend for shareholders of record as of February 7, 2022, which was paid on February 14, 2022 in the amount of $2,587,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating and implementing its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, such controls.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable for an emerging growth company.

Item 9B.	Other Information

On February 23, 2022, the Company’s board of directors amended and restated the Company’s bylaws, clarifying the Company’s voting standards for the election of directors, which is determined by a plurality vote. The bylaws, as amended and restated, are effective as of February 23, 2022 and are attached hereto as Exhibit 3.2. The provisions of the Company’s bylaws described herein otherwise remain unchanged.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the Company’s board of directors, the section entitled “Items to be Voted on by Shareholders —Item 1 —Election of Directors” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, the section entitled “Information About Our Executive Officers” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Delinquent Section 16(a) Reports

For information regarding compliance with Delinquent Section 16(a) Reports, the section entitled “Stock Information —Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Disclosure of Code of Conduct

For information concerning the Company’s Code of Conduct, the information contained under the section entitled “Corporate Governance —Code of Conduct” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Conduct is available to shareholders on the Company’s investor relations website at https://investors.fivestarbank.com/corporate-governance/governance-overview.

Nominating and Audit Committees

For information regarding the Company’s Nominating and Audit Committees, their composition, and the audit committee financial experts, the section entitled “Corporate Governance —Board Committees” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation

For information regarding executive compensation, the sections entitled “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section entitled “Stock Information —Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Security Ownership of Management

Information required by this item is incorporated herein by reference to the section entitled “Stock Information —Security Ownership of Certain Beneficial Owners and Management” in in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants, and rights under all the Company’s equity compensation plans as of December 31, 2021.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	—	$—	1,536,904
Equity compensation not approved by shareholders	—	—	—
Total	—	$—	1,536,904
[1]	Plans approved by shareholders include the Five Star Bancorp 2021 Equity Incentive Plan.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section entitled “Other Information —Transactions with Related Parties” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Director Independence

For information regarding director independence, the section entitled “Corporate Governance —Director Independence” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information regarding the principal accountant fees and expenses, the section entitled “Item 2 —Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(1)	The financial statements required in response to this item are incorporated herein by reference from Part II, Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Five Star Bancorp	10-Q	001-40379	3.1	June 17, 2021
3.2	Amended and Restated Bylaws of Five Star Bancorp					Filed
4.1	Form of Common Stock Certificate of Five Star Bancorp	S-1	333-255143	4.1	April 26, 2021
4.2	Form of 6.0% Fixed-to-Floating Rate Subordinated Note Due 2027	S-1	333-255143	Exhibit A of Exhibit 10.9	April 9, 2021
4.3	Form of 5.5% Fixed-to-Floating Rate Subordinated Note Due 2027	S-1	333-255143	Exhibit A of Exhibit 10.10	April 9, 2021
4.4	Description of Securities					Filed
10.1†	Form of S Corporation Termination and Tax Sharing Agreement	S-1	333-255143	10.1	April 9, 2021
10.2*	Five Star Bancorp 2021 Equity Incentive Plan	S-1	333-255143	10.4	April 26, 2021
10.3*	Form of Restricted Stock Vesting Agreement pursuant to Historical Incentive Plan	S-1	333-255143	10.5	April 9, 2021
10.4	Form of Restricted Stock Vesting Agreement for Executives pursuant to the Five Star Bancorp 2021 Equity Incentive Plan					Filed
10.5	Form of Restricted Stock Vesting Agreement for Directors pursuant to the Five Star Bancorp 2021 Equity Incentive Plan					Filed
10.6†	Form of Subordinated Note Purchase Agreement for 6.0% Fixed-to-Floating Rate Subordinated Note Due 2027	S-1	333-255143	10.9	April 9, 2021
10.7	Form of Subordinated Note Purchase Agreement for 5.5 % Fixed-to-Floating Rate Subordinated Note Due 2027	S-1	333-255143	10.10	April 9, 2021
10.8*	Executive Employment Agreement, dated January 3, 2019, between Five Star Bank and James Beckwith	S-1	333-255143	10.11	April 9, 2021
10.9*	Five Star Bank Salary Continuation Agreement, dated September 1, 2007, as amended, between Five Star Bank and James Beckwith	S-1	333-255143	Exhibit A of Exhibit 10.11	April 9, 2021
21.1	Subsidiaries of the Registrant					Filed
23.1	Consent of Moss Adams LLP					Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					Filed
101	Inline XBRL Interactive Data					Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)					Filed
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Management contract or compensatory plan, contract, or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR BANCORP

Dated: February 25, 2022	/s/ James E. Beckwith
James E. Beckwith
President and Chief Executive Officer
118

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E. Beckwith	President and Chief Executive Officer and Director	February 25, 2022
James E. Beckwith	(Principal Executive Officer)

/s/ Heather C. Luck	Senior Vice President and Chief Financial Officer	February 25, 2022
Heather C. Luck	(Principal Financial and Accounting Officer)

/s/ David J. Lucchetti	Chair of the Board and Director	February 25, 2022
David J. Lucchetti

/s/ David F. Nickum	Vice Chair of the Board and Director	February 25, 2022
David F. Nickum

/s/ Larry E. Allbaugh	Director	February 25, 2022
Larry E. Allbaugh

/s/ Michael D. Campbell	Director	February 25, 2022
Michael D. Campbell

/s/ Shannon Deary-Bell	Director	February 25, 2022
Shannon Deary-Bell

/s/ Warren P. Kashiwagi	Director	February 25, 2022
Warren P. Kashiwagi

/s/ Donna L. Lucas	Director	February 25, 2022
Donna L. Lucas

/s/ Robert T. Perry-Smith	Director	February 25, 2022
Robert T. Perry-Smith

/s/ Kevin F. Ramos	Director	February 25, 2022
Kevin F. Ramos

/s/ Randall E. Reynoso	Director	February 25, 2022
Randall E. Reynoso

/s/ Judson T. Riggs	Director	February 25, 2022
Judson T. Riggs

/s/ Leigh A. White	Director	February 25, 2022
Leigh A. White
119