Form 10-Q
period 2022-03-31
FIVE STAR BANCORP
filed 2022-05-12
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Yes ☐ No ☒
As of May 6, 2022, there were 17,245,449 shares of the registrant’s common stock, no par value, outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•uncertain market conditions and economic trends nationally, regionally, and particularly in Northern California and California, including as a result of the coronavirus, and variants thereof;
•risks related to the concentration of our business in California, and specifically within Northern California, including risks associated with any downturn in the real estate sector;
•the occurrence or impact of climate change or natural or man-made disasters or calamities, such as wildfires, droughts, and earthquakes;
•risks related to the impact of the COVID-19 pandemic on our business and operations;
•changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•risks related to our strategic focus on lending to small to medium-sized businesses;
•the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and the value of loan collateral and securities;
•our ability to attract and retain executive officers and key employees and their customer and community relationships;
•the risks associated with our loan portfolios, and specifically with our commercial real estate loans;
•our level of nonperforming assets and the costs associated with resolving problem loans, if any, and complying with government-imposed foreclosure moratoriums;
•our ability to maintain adequate liquidity and to maintain capital necessary to fund our growth strategy and operations and to satisfy minimum regulatory capital levels;
•the effects of increased competition from a wide variety of local, regional, national, and other providers of financial and investment services;
•risks associated with unauthorized access, cyber-crime, and other threats to data security;
•our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including supervisory actions by federal and state banking agencies;
•the impact of recent and future legislative and regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by our regulators, and economic stimulus programs;
•governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve");

•changes in the U.S. economy, including an economic slowdown, inflation, deflation, housing prices, employment levels, rate of growth, and general business conditions;
•our ability to implement, maintain, and improve effective internal controls; and
•other factors that are discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this report, including those discussed in the section entitled “Risk Factors.” Additional factors that could cause results or performance to materially differ from those expressed in our forward-looking statements are detailed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and other filings we may make with the Securities and Exchange Commission ("SEC"), copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of March 31, 2022 and December 31, 2021
(Unaudited)
(In thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS

Cash and due from financial institutions	$66,747	$136,074
Interest-bearing deposits in banks	438,217	289,255
Cash and cash equivalents	504,964	425,329

Time deposits in banks	14,464	14,464
Securities available-for-sale, at fair value	134,813	148,807
Securities held-to-maturity, at amortized cost (fair value of $4,459 and $5,197 at March 31, 2022 and December 31, 2021, respectively)	4,486	4,946
Loans held for sale	10,386	10,671
Loans held for investment	2,080,158	1,934,460
Allowance for loan losses	(23,904)	(23,243)
Loans held for investment, net of allowance for loan losses	2,056,254	1,911,217

Federal Home Loan Bank of San Francisco (“FHLB”) stock	6,667	6,723
Operating leases, right-of-use asset ("ROUA")	4,718	—
Premises and equipment, net	1,836	1,773
Bank-owned life insurance ("BOLI"), net	14,343	11,203
Interest receivable and other assets	25,318	21,628
	$2,778,249	$2,556,761

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$941,285	$902,118
Interest-bearing	1,561,807	1,383,772
Total deposits	2,503,092	2,285,890

Subordinated notes, net	28,403	28,386
Operating lease liability	4,987	—
Interest payable and other liabilities	10,706	7,439
Total liabilities	2,547,188	2,321,715

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,246,199 shares issued and outstanding at March 31, 2022; 17,224,848 shares issued and outstanding at December 31, 2021	218,721	218,444
Retained earnings	19,558	17,168
Accumulated other comprehensive loss, net	(7,218)	(566)
Total shareholders’ equity	231,061	235,046
	$2,778,249	$2,556,761
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest and fee income
Loans, including fees	$22,091	$18,613
Taxable securities	390	259
Nontaxable securities	177	214
Interest-bearing deposits in other banks	192	104
	22,850	19,190
Interest expense
Deposits	545	699
Subordinated notes	443	443
	988	1,142

Net interest income	21,862	18,048

Provision for loan losses	950	200

Net interest income after provision for loan losses	20,912	17,848

Non-interest income
Service charges on deposit accounts	108	90
Net gain on sale of securities available-for-sale	5	182
Gain on sale of loans	918	931
Loan-related fees	617	260
FHLB stock dividends	102	78
Earnings on BOLI	90	52
Other	345	23
	2,185	1,616
Non-interest expense
Salaries and employee benefits	5,675	4,697
Occupancy and equipment	520	451
Data processing and software	716	629
Federal Deposit Insurance Corporation ("FDIC") insurance	165	280
Professional services	554	1,532
Advertising and promotional	344	170
Loan-related expenses	278	229
Other operating expenses	1,323	816
	9,575	8,804

Income before provision for income taxes	13,522	10,660

Provision for income taxes	3,660	382

Net income	$9,862	$10,278

Basic earnings per share	$0.58	$0.93
Diluted earnings per share	$0.58	$0.93
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$9,862	$10,278

Net unrealized holding loss on securities available-for-sale during the period	(9,438)	(1,614)
Reclassification adjustment for net realized gains included in net income	(5)	(185)

Income tax benefit related to other comprehensive loss	(2,791)	(64)

Other comprehensive loss	(6,652)	(1,735)

Total comprehensive income	$3,210	$8,543
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended March 31, 2022 and 2021
(Unaudited)
(In thousands, except share and per share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Three months ended March 31, 2021
Balance at December 31, 2020	11,000,273	$110,082	$22,348	$1,345	$133,775
Net income	—	—	10,278	—	10,278
Other comprehensive loss	—	—	—	(1,735)	(1,735)
Stock compensation expense	—	62	—	—	62
Stock issued under stock award plans	9,454	—	—	—	—
Stock forfeitures	(2,722)	—	—	—	—
Cash dividends paid ($1.00 per share)	—	—	(11,003)	—	(11,003)
Balance at March 31, 2021	11,007,005	$110,144	$21,623	$(390)	$131,377

Three months ended March 31, 2022
Balance at December 31, 2021	17,224,848	$218,444	$17,168	$(566)	$235,046
Net income	—	—	9,862	—	9,862
Other comprehensive loss	—	—	—	(6,652)	(6,652)
Stock compensation expense	—	169	—	—	169
Director stock compensation expense	—	108	—	—	108
Stock issued under stock award plans	22,201	—	—	—	—
Stock forfeitures	(850)	—	—	—	—
Cumulative effect of adoption of ASC 842 on retained earnings	—	—	68	—	68
Cash dividends paid ($0.60 per share)	—	—	(7,540)	—	(7,540)
Balance at March 31, 2022	17,246,199	$218,721	$19,558	$(7,218)	$231,061
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2022 and 2021
(Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$9,862	$10,278
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	950	200
Loans originated for sale	(21,173)	(13,021)
Gain on sale of loans	(918)	(931)
Proceeds from sale of loans	11,705	10,892
Net gain on sale of securities available-for-sale	(5)	(182)
Earnings on BOLI	(90)	(52)
Stock compensation expense	169	62
Director stock compensation expense	108	—
Change in deferred loan fees	(365)	2,087
Amortization and accretion of security premiums and discounts	358	361
Amortization of subordinated notes issuance costs	17	16
Depreciation and amortization	161	131
Decrease in operating lease liability	(234)	—
Amortization of operating lease ROUA	250	—
Deferred taxes	(2,777)	—
Net changes in:
Interest receivable and other assets	1,880	(1,485)
Interest payable and other liabilities	3,588	245
Net cash provided by operating activities	3,486	8,601
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	1,623	11,456
Maturities, prepayments, and calls of securities available-for-sale	4,731	4,520
Purchases of securities available-for-sale	(1,642)	(28,761)
Increase in time deposits in banks	—	(1,991)
Loan originations, net of repayments	(134,951)	(37,719)
Purchase of premises and equipment	(224)	(113)
Purchase of BOLI	(3,050)	—
Net cash used in investing activities	(133,513)	(52,608)
Cash flows from financing activities:
Net change in deposits	217,202	199,109
Cash dividends paid	(7,540)	(11,003)
Net cash provided by financing activities	209,662	188,106
Net change in cash and cash equivalents	79,635	144,099
Cash and cash equivalents at beginning of period	425,329	290,493
Cash and cash equivalents at end of period	$504,964	$434,592
Supplemental disclosure of cash flow information:
Interest paid	$932	$1,170
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans held for investment to loans held for sale	$10,671	$4,820
Unrealized (loss) gain on securities	$(9,438)	$1,797
Operating lease liabilities recorded in conjunction with adoption of ASC 842	$5,221	$—
ROUA recorded in conjunction with adoption of ASC 842	$4,974	$—
Cumulative effect of adoption of ASC 842 on retained earnings	$68	$—
See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1: Basis of Presentation
Nature of Operations and Principles of Consolidation
Five Star Bank (the “Bank”) was chartered on October 26, 1999 and began operations on December 20, 1999. Five Star Bancorp (“Bancorp” or the “Company”) was incorporated on September 16, 2002 and subsequently obtained approval from the Federal Reserve to be a bank holding company in connection with its acquisition of the Bank. The Company became the sole shareholder of the Bank on June 2, 2003 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.
The Company, through the Bank, provides financial services to customers who are predominately small and middle-market businesses, professionals, and individuals residing in the Northern California region. The Company's primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit, and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has seven branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, and Yuba City, and two loan production offices in Santa Rosa and Sacramento.
The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with the Company’s Initial Public Offering (“IPO”) and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense.
On April 9, 2021, the Company publicly filed a Registration Statement on Form S-1 with the SEC in connection with its IPO (the “Registration Statement”), which was subsequently amended on April 26, 2021 and May 3, 2021. The Registration Statement was declared effective by the SEC on May 4, 2021. In connection with the IPO, the Company issued 6,054,750 shares of common stock, no par value, which included 789,750 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold to the public at a price of $20.00 per share and began trading on the Nasdaq Global Select Market on May 5, 2021. On May 7, 2021, the closing date of the IPO, the Company received total net proceeds of $111.2 million. The net proceeds less other related expenses, including audit fees, legal fees, listing fees, and other expenses, totaled $109.1 million.
Basis of Financial Statement Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Regulation S-X. These interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, as filed in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 25, 2022.
The unaudited consolidated financial statements include Five Star Bancorp and its wholly owned subsidiary, Five Star Bank. All significant intercompany transactions and balances are eliminated in consolidation.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2022.
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

The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.
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

	Three months ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Net income	$9,862	$10,278
Weighted average basic common shares outstanding	17,102,508	10,998,041
Add: Dilutive effects of assumed vesting of restricted stock	62,011	—
Weighted average diluted common shares outstanding	17,164,519	10,998,041
Income per common share:
Basic EPS	$0.58	$0.93
Diluted EPS	$0.58	$0.93
During the three months ended March 31, 2022 and 2021, there were no outstanding stock options. Anti-dilutive shares, which are excluded from the dilutive EPS calculation, were deemed to be immaterial.

For the three months ended March 31, 2021, pro forma EPS is calculated by applying a C Corporation effective tax rate of 29.56% to net income before provision for income taxes and using the determined pro forma net income balance to calculate EPS. For the three months ended March 31, 2022, pro forma EPS is actual EPS given that the Company was a C Corporation for the entire three-month period. The following reconciliation table provides a detailed calculation of pro forma EPS:

	Three months ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Net income before provision for income taxes - GAAP	$13,522	$10,660
Less: Actual/pro forma provision for income taxes	3,660	3,151
Actual/pro forma net income	$9,862	$7,509

Weighted average basic common shares outstanding	17,102,508	10,998,041
Add: Dilutive effects of assumed vesting of restricted stock	62,011	—
Weighted average diluted common shares outstanding	17,164,519	10,998,041

Income per common share:
Basic EPS (actual/pro forma)	$0.58	$0.68
Diluted EPS (actual/pro forma)	$0.58	$0.68
Reclassifications

Certain amounts reported in previous consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect previously reported amounts of net income, total assets, or total shareholders’ equity.
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
Accounting Standards Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02, which, among other things, requires lessees to recognize most leases on the balance sheet, thus increasing reported assets and liabilities. Lessor accounting remains substantially similar to historical GAAP. The FASB has issued incremental guidance to Topic 842 standard through ASU No. 2018-10, 2018-11, and 2021-05. The Company has elected to use the transition relief approach as provided in ASU 2018-11, which permits the Company to use January 1, 2022 as both the application date and the adoption date, rather than the modified retrospective approach. The Company also elected certain relief options offered within the new standard, which include the package of practical expedients, the option not to recognize an ROUA and lease liability that arise from short-term leases (i.e., leases with terms of 12 months or less), and the option of hindsight when determining lease term. Substantially all of the Company’s lease agreements are considered operating leases and were not previously recognized on the Company’s balance sheets. As of January 1, 2022, the Company recorded an ROUA and corresponding lease liability for all applicable operating leases. While the guidance increased the Company’s gross assets and liabilities, the adoption of ASU 2016-02 did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 11, Commitments and Contingencies, for more information.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The primary objective of the amendments in this update is to simplify the application of hedge accounting. More specifically, the amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Furthermore, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Hedge ineffectiveness is no longer separately measured and reported. The amendments in this update were effective for the Company beginning on January 1, 2022. The impact of adopting this ASU was immaterial to the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace the “incurred loss” model with a “current expected credit loss” (“CECL”) model. The CECL model will apply to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. The CECL model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statement of income and a related allowance for credit losses on the consolidated statement of condition at the time of origination or purchase of a loan receivable or held-to-maturity debt security. Likewise, subsequent changes in this estimate are recorded through credit loss expense and related allowance. The CECL model requires the use of not only relevant historical experience and current conditions, but reasonable and supportable forecasts of future events and circumstances, incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost. Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for loan losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. In March 2022, the FASB issued ASU No. 2022-02, which eliminates the recognition and measurement guidance on troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulties. ASU 2016-13, and subsequently, ASU 2022-02, are effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company believes the change from an incurred loss model to a CECL model has the potential to increase the allowance for loan losses at the adoption date, the Company cannot reasonably quantify the impact of the adoption of the amendments to its financial condition or results of operations at this time due to the complexity of and extensive changes resulting from these amendments. The Company is working with a third-party vendor to identify data gaps and determine the appropriate methodologies and resources to utilize in preparation for its transition to the new accounting standard, including but not limited to the use of certain tools to forecast future economic conditions that affect the cash flows of loans over their lifetime.
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

The following table summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2022
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$134,813	$—	$134,813	$—	OCI
Derivatives – interest rate swap	58	—	58	—	NI
Liabilities:
Derivatives – interest rate swap	58	—	58	—	NI

December 31, 2021
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$148,807	$—	$148,807	$—	OCI
Derivatives – interest rate swap	92	—	92	—	NI
Liabilities:
Derivatives – interest rate swap	92	—	92	—	NI
1Other comprehensive income (“OCI”) or net income (“NI”).
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2). Level 2 securities include U.S. agencies' or government-sponsored enterprises’ ("GSEs") debt securities, mortgage-backed securities, government agency issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. As of March 31, 2022 and December 31, 2021, there were no Level 1 or Level 3 available-for-sale securities.
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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent impaired loans and other real estate owned (“OREO”). As of March 31, 2022 and December 31, 2021, the Company did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments as of March 31, 2022 and December 31, 2021. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

	March 31, 2022			December 31, 2021
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$504,964	$504,964	Level 1	$425,329	$425,329	Level 1
Time deposits in banks	14,464	14,464	Level 1	14,464	14,464	Level 1
Securities available-for-sale	134,813	134,813	Level 2	148,807	148,807	Level 2
Securities held-to-maturity	4,486	4,459	Level 3	4,946	5,197	Level 3
Loans held for sale	10,386	11,063	Level 2	10,671	11,217	Level 2
Loans held for investment, net of allowance for loan losses	2,056,254	1,993,626	Level 3	1,911,217	1,893,431	Level 3
FHLB stock and other investments	12,383	N/A	N/A	12,464	N/A	N/A
Interest receivable	5,547	5,547	Level 2	5,332	5,332	Level 2
Interest rate swap	58	58	Level 2	92	92	Level 2
Financial liabilities:
Deposits	2,503,092	2,349,536	Level 2	2,285,890	2,210,555	Level 2
Interest payable	79	79	Level 2	23	23	Level 2
Interest rate swap	58	58	Level 2	92	92	Level 2
Subordinated notes	28,403	28,403	Level 3	28,386	28,386	Level 3
The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at March 31, 2022 and December 31, 2021:
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

Subordinated Notes: The fair value is estimated by discounting the future cash flow using the current three-month LIBOR. The Company's subordinated notes are not registered securities and were issued through private placements, resulting in a Level 3 classification. The notes are recorded at carrying value.
Note 4: Investment Securities
The Company’s investment securities portfolio includes obligations of states and political subdivisions, securities issued by U.S. federal government agencies such as the Small Business Administration (the “SBA”), and securities issued by U.S. GSEs, such as the Federal National Mortgage Association (the “FNMA”), the Federal Home Loan Mortgage Corporation (the “FHLMC”), and the FHLB. The Company also invests in residential and commercial mortgage-backed securities, collateralized mortgage obligations issued or guaranteed by the GSEs, and corporate bonds, as reflected in the following tables.
A summary of the amortized cost and fair value related to securities held-to-maturity as of March 31, 2022 and December 31, 2021 is presented below.

(in thousands)		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
March 31, 2022
Obligations of states and political subdivisions	$4,486	$—	$(27)	$4,459
Total held-to-maturity	$4,486	$—	$(27)	$4,459
December 31, 2021
Obligations of states and political subdivisions	$4,946	$251	$—	$5,197
Total held-to-maturity	$4,946	$251	$—	$5,197
For securities issued by states and political subdivisions, management considers: (i) issuer and/or guarantor credit ratings, (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal credit review of the financial information; and (v) whether or not such securities have credit enhancements such as guarantees, contain a defeasance clause, or are pre-refunded by the issuers.
A summary of the amortized cost and fair value related to securities available-for-sale as of March 31, 2022 and December 31, 2021 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
March 31, 2022
U.S. government agencies	$18,241	$95	$(257)	$18,079
Mortgage-backed securities	79,694	8	(6,210)	73,492
Obligations of states and political subdivisions	44,621	23	(3,713)	40,931
Collateralized mortgage obligations	504	—	(21)	483
Corporate bonds	2,000	—	(172)	1,828
Total available-for-sale	$145,060	$126	$(10,373)	$134,813
December 31, 2021
U.S. government agencies	$19,824	$60	$(202)	$19,682
Mortgage-backed securities	82,517	94	(1,098)	81,513
Obligations of states and political subdivisions	44,732	525	(120)	45,137
Collateralized mortgage obligations	537	3	—	540
Corporate bonds	2,000	—	(65)	1,935
Total available-for-sale	$149,610	$682	$(1,485)	$148,807

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2022 and December 31, 2021 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	March 31, 2022				December 31, 2021
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$456	$454	$—	$—	$491	$516	$—	$—
After one but within five years	1,115	1,108	505	514	951	999	507	522
After five years through ten years	1,590	1,580	3,684	3,458	3,504	3,682	3,697	3,748
After ten years	1,325	1,317	40,432	36,959	—	—	40,528	40,867

Investment securities not due at a single maturity date:
U.S. government agencies	—	—	18,241	18,079	—	—	19,824	19,682
Mortgage-backed securities	—	—	79,694	73,492	—	—	82,517	81,513
Collateralized mortgage obligations	—	—	504	483	—	—	537	540
Corporate bonds	—	—	2,000	1,828	—	—	2,000	1,935
Total	$4,486	$4,459	$145,060	$134,813	$4,946	$5,197	$149,610	$148,807

Sales of investment securities and gross gains and losses are shown in the following table:

(in thousands)	For the three months ended
	March 31, 2022	March 31, 2021
Available-for-sale:
Sales proceeds	$1,623	$11,456
Gross realized gains	5	182
Pledged investment securities are shown in the following table:

(in thousands)	March 31, 2022	December 31, 2021
Pledged to the State of California:
Secure deposits of public funds and borrowings	$57,423	$63,363
Total pledged investment securities	$57,423	$63,363
The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

(in thousands)	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2022
U.S. government agencies	$2,275	$(77)	$12,371	$(180)	$14,646	$(257)
Mortgage-backed securities	62,090	(5,122)	10,969	(1,088)	73,059	(6,210)
Obligations of states and political subdivisions	37,803	(3,540)	1,791	(173)	39,594	(3,713)
Collateralized mortgaged obligations	483	(21)	—	—	483	(21)
Corporate bonds	1,828	(172)	—	—	1,828	(172)
Total temporarily impaired securities	$104,479	$(8,932)	$25,131	$(1,441)	$129,610	$(10,373)

December 31, 2021
U.S. government agencies	$—	$—	$13,399	$(202)	$13,399	$(202)
Mortgage-backed securities	73,972	(1,046)	1,400	(52)	75,372	(1,098)
Obligations of states and political subdivisions	14,014	(112)	407	(8)	14,421	(120)
Corporate bonds	1,935	(65)	—	—	1,935	(65)
Total temporarily impaired securities	$89,921	$(1,223)	$15,206	$(262)	$105,127	$(1,485)
There were 150 and 91 available-for-sale securities in unrealized loss positions at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the investment portfolio included 24 investment securities that had been in a continuous loss position for twelve months or more and 126 investment securities that had been in a loss position for less than twelve months.

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
There was one held-to-maturity security in a continuous unrealized loss position at March 31, 2022. This security was in an unrealized loss position for less than 12 months. There were no held-to-maturity securities in a continuous loss position at December 31, 2021.
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
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $6.7 million of FHLB stock at March 31, 2022 and December 31, 2021. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at March 31, 2022 and December 31, 2021. On February 16, 2022, FHLB announced a cash dividend for the fourth quarter of 2021 at an annualized dividend rate of 6.00%, which was paid on March 10, 2022. For the three months ended March 31, 2022 and 2021, cash dividends received on FHLB capital stock in the amount of $0.1 million were recorded as non-interest income on the consolidated statements of income.
Note 5: Loans and Allowance for Loan Losses
The Company’s loan portfolio is its largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which the Company attempts to mitigate with strong underwriting. As of March 31, 2022 and December 31, 2021, the carrying value of total loans held for investment amounted to $2.1 billion and $1.9 billion, respectively. The following table presents the balance of each major product type within the Company’s portfolio as of the dates indicated.

(in thousands)	March 31, 2022	December 31, 2021
Real estate:
Commercial	$1,760,551	$1,586,232
Commercial land and development	9,090	7,376
Commercial construction	59,293	54,214
Residential construction	5,540	7,388
Residential	28,921	28,562
Farmland	49,903	54,805
Commercial:
Secured	124,930	137,062
Unsecured	22,599	21,136
Paycheck Protection Program (“PPP”)	1,528	22,124
Consumer and other	19,044	17,167
Subtotal	2,081,399	1,936,066
Less: Net deferred loan fees	1,241	1,606
Less: Allowance for loan losses	23,904	23,243
Loans held for investment, net of allowance for loan losses	$2,056,254	$1,911,217
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

The following table summarizes the credit quality indicators related to the Company’s loans by class as of March 31, 2022:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$1,751,563	$8,087	$901	$—	$1,760,551
Commercial land and development	9,090	—	—	—	9,090
Commercial construction	53,393	5,900	—	—	59,293
Residential construction	5,540	—	—	—	5,540
Residential	28,744	—	177	—	28,921
Farmland	49,903	—	—	—	49,903
Commercial:
Secured	122,996	14	1,920	—	124,930
Unsecured	22,599	—	—	—	22,599
PPP	1,528	—	—	—	1,528
Consumer	19,032	—	12	—	19,044
Total	$2,064,388	$14,001	$3,010	$—	$2,081,399
The following table summarizes the credit quality indicators related to the Company’s loans by class as of December 31, 2021:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$1,575,006	$1,970	$9,256	$—	$1,586,232
Commercial land and development	7,376	—	—	—	7,376
Commercial construction	48,288	5,926	—	—	54,214
Residential construction	7,388	—	—	—	7,388
Residential	28,384	—	178	—	28,562
Farmland	54,805	—	—	—	54,805
Commercial:
Secured	135,131	751	1,180	—	137,062
Unsecured	21,136	—	—	—	21,136
PPP	22,124	—	—	—	22,124
Consumer	17,167	—	—	—	17,167
Total	$1,916,805	$8,647	$10,614	$—	$1,936,066
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

The age analysis of past due loans by class as of March 31, 2022 consisted of the following:

(in thousands)	Past Due
	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$1,760,551	$1,760,551
Commercial land and development	—	—	—	9,090	9,090
Commercial construction	—	—	—	59,293	59,293
Residential construction	—	—	—	5,540	5,540
Residential	—	—	—	28,921	28,921
Farmland	—	—	—	49,903	49,903
Commercial:
Secured	422	—	422	124,508	124,930
Unsecured	—	—	—	22,599	22,599
PPP	—	—	—	1,528	1,528
Consumer and other	127	—	127	18,917	19,044
Total	$549	$—	$549	$2,080,850	$2,081,399
There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of March 31, 2022.
The age analysis of past due loans by class as of December 31, 2021 consisted of the following:

(in thousands)	Past Due		Total Past Due	Current	Total Loans Receivable
	30-89 Days	Greater Than 90 Days
Real estate:
Commercial	$—	$—	$—	$1,586,232	$1,586,232
Commercial land and development	—	—	—	7,376	7,376
Commercial construction	—	—	—	54,214	54,214
Residential construction	—	—	—	7,388	7,388
Residential	—	—	—	28,562	28,562
Farmland	—	—	—	54,805	54,805
Commercial:
Secured	—	—	—	137,062	137,062
Unsecured	—	—	—	21,136	21,136
PPP	—	—	—	22,124	22,124
Consumer and other	334	—	334	16,833	17,167
Total	$334	$—	$334	$1,935,732	$1,936,066
There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of December 31, 2021.

Impaired Loans
Information related to impaired loans as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022			December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Commercial	$118	$118	$—	$122	$122	$—
Residential	177	177	—	178	178	—
Commercial:
Secured	111	111	—	116	116	—
Consumer and other	12	12	—	—	—	—
	$418	$418	$—	$416	$416	$—

With an allowance recorded:
Commercial:
Secured	$922	$922	$639	$172	$172	$172
	$922	$922	$639	$172	$172	$172

Total by category:
Real estate:
Commercial	$118	$118	$—	$122	$122	$—
Residential	177	177	—	178	178	—
Commercial:
Secured	1,033	1,033	639	288	288	172
Consumer and other	12	12	—	—	—	—
Total impaired loans	$1,340	$1,340	$639	$588	$588	$172
No collateral dependent loans were in process of foreclosure at March 31, 2022 or December 31, 2021.

Information related to impaired loans for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three months ended
	March 31, 2022		March 31, 2021
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial	$120	$—	$136	$—
Residential	178	—	182	—
Commercial:
Secured	174	—	129	—
Consumer and other	25	—	—	—
	$497	$—	$447	$—

With an allowance recorded:
Commercial:
Secured	$947	$—	$—	$—
Consumer and other	—	—	36	—
	$947	$—	$36	$—

Total by category:
Real estate:
Commercial	$120	$—	$136	$—
Residential	178	—	182	—
Commercial:
Secured	1,121	—	129	—
Consumer and other	25	—	36	—
Total impaired loans	$1,444	$—	$483	$—
Non-accrual loans, segregated by class, are as follows as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Real estate:
Commercial	$118	$122
Residential	177	178
Commercial:
Secured	1,033	288
Total non-accrual loans	$1,328	$588
The amount of foregone interest income related to non-accrual loans was $18.3 thousand and $6.8 thousand for the three months ended March 31, 2022 and 2021, respectively.

Troubled Debt Restructuring
The Company’s loan portfolio may include certain loans that have been modified in a troubled debt restructuring (“TDR”), which are loans for which concessions in terms have been granted because of the borrowers’ financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are placed on non-accrual status at the time of restructure and may only be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.
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
There were no loans outstanding with a TDR designation at March 31, 2022 or December 31, 2021.
Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as subsequently amended by the Consolidated Appropriations Act, 2021, provided TDR relief for borrowers affected by the COVID-19 pandemic. Specifically, the CARES Act, as amended, specified that to be eligible not to be considered a TDR, a loan modification must be (i) related to the COVID-19 pandemic; (ii) executed on a loan that was not more than 30 days past due as of December 31, 2020; and (iii) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal national emergency; or (b) January 1, 2022. In accordance with section 4013 of the CARES Act, the Company elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated TDRs under existing GAAP. As of March 31, 2022 and December 31, 2021, six borrowing relationships with six loans totaling $12.2 million were continuing to benefit from payment relief. The Company accrues and recognizes interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

The following table discloses activity in the allowance for loan losses for the periods presented.

	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
Three months ended March 31, 2022
Beginning balance	$12,869	$50	$371	$50	$192	$645	$6,859	$207	$—	$889	$1,111	$23,243
Charge-offs	—	—	—	—	—	—	(309)	—	—	(67)	—	(376)
Recoveries	—	—	—	—	—	—	46	—	—	41	—	87
Provision (recapture)	999	16	59	(10)	16	(34)	443	39	—	225	(803)	950
Ending balance	$13,868	$66	$430	$40	$208	$611	$7,039	$246	$—	$1,088	$308	$23,904
Three months ended March 31, 2021
Beginning balance	$9,358	$77	$821	$87	$220	$615	$9,476	$179	$—	$632	$724	$22,189
Charge-offs	—	—	—	—	—	—	(255)	—	—	—	—	(255)
Recoveries	—	—	—	—	—	—	87	—	—	50	—	137
Provision (recapture)	861	3	(317)	(30)	(32)	(37)	(390)	16	—	(82)	208	200
Ending balance	$10,219	$80	$504	$57	$188	$578	$8,918	$195	$—	$600	$932	$22,271

The following table summarizes the allocation of the allowance for loan losses by impairment methodology for the periods presented.

	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
As of March 31, 2022:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$639	$—	$—	$—	$—	$639
Loans collectively evaluated for impairment	13,868	66	430	40	208	611	6,400	246	—	1,088	308	23,265
Ending balance	$13,868	$66	$430	$40	$208	$611	$7,039	$246	$—	$1,088	$308	$23,904
Loans:
Ending balance individually evaluated for impairment	$118	$—	$—	$—	$177	$—	$1,034	$—	$—	$12	$—	$1,341
Ending balance collectively evaluated for impairment	1,760,433	9,090	59,293	5,540	28,744	49,903	123,896	22,599	1,528	19,032	—	2,080,058
Ending balance	$1,760,551	$9,090	$59,293	$5,540	$28,921	$49,903	$124,930	$22,599	$1,528	$19,044	$—	$2,081,399

As of December 31, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$172	$—	$—	$—	$—	$172
Loans collectively evaluated for impairment	12,869	50	371	50	192	645	6,687	207	—	889	1,111	23,071
Ending balance	$12,869	$50	$371	$50	$192	$645	$6,859	$207	$—	$889	$1,111	$23,243
Loans:
Ending balance individually evaluated for impairment	$122	$—	$—	$—	$178	$—	$288	$—	$—	$—	$—	$588
Ending balance collectively evaluated for impairment	1,586,110	7,376	54,214	7,388	28,384	54,805	136,774	21,136	22,124	17,167	—	1,935,478
Ending balance	$1,586,232	$7,376	$54,214	$7,388	$28,562	$54,805	$137,062	$21,136	$22,124	$17,167	$—	$1,936,066

Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.2 billion and $941.2 million at March 31, 2022 and December 31, 2021, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $29.7 million and $33.4 million at March 31, 2022 and December 31, 2021, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 8, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Related Party Loans
The Company has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their businesses or associates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Loan commitment to insiders and affiliates, net of cash collateral, totaled $8.9 million at March 31, 2022 and $9.7 million at December 31, 2021.
Note 6: Interest-Bearing Deposits
Interest-bearing deposits consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Savings	$92,370	$88,536
Money market	919,281	912,558
Interest checking	371,122	278,406
Time, $250 or more	152,877	77,868
Other time	26,157	26,404
Total interest-bearing deposits	$1,561,807	$1,383,772
Time deposits totaled $179.0 million and $104.3 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2022	$177,996
2023	599
2024	438
2025	—
2026	1
Total time deposits	$179,034

Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of network deposits for March 31, 2022 and December 31, 2021. There were no one-way deposits at March 31, 2022 and December 31, 2021. The composition of network deposits as of March 31, 2022 and December 31, 2021 was as follows:

(in thousands)	March 31, 2022	December 31, 2021
CDARS	$22,160	$22,411
ICS	327,384	307,636
Total network deposits	$349,544	$330,047
At March 31, 2022 and December 31, 2021, deposits from related parties (directors, executive officers, and principal shareholders) totaled $39.6 million and $32.4 million, respectively.
Interest expense recognized on interest-bearing deposits for periods ended March 31, 2022, and 2021 consisted of the following:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Savings	$25	$15
Money market	367	582
Interest checking	70	38
Time, $250 or more	59	7
Other time	24	57
Total interest expense on interest-bearing deposits	$545	$699
Note 7: Leases
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
The Company leases its Sacramento loan production office from a partnership comprised of some of the Company’s shareholders and certain members of its board of directors. The Sacramento loan production office lease extends through April 2023. Additionally, the Company leased its Natomas branch from the same partnership of related parties until July 13, 2021, at which time ownership of the property was transferred to an unrelated third-party landlord. Rent expense paid to the partnership under these leases was insignificant for the three months ended March 31, 2022 and $0.1 million for the three months ended March 31, 2021.

The Company adopted ASU 2016-02, Leases (Topic 842) as of January 1, 2022, which requires the Company to record an ROUA on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability on the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is the lessee of real estate property for branches and operations. The Company elected not to include short-term leases (i.e., leases with initial terms of 12 months or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, if any, such as changes in the Consumer Price Index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes, and insurance were unknown and not determinable at lease commencement and, therefore, were not included in the determination of the Company’s ROUA or lease liability.

The value of the ROUA and lease liability is impacted by the amount of the periodic payment required, length of the lease term, and the discount rate used to calculate the present value of the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROUA and lease liability. ASC 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2022, the rate for the remaining lease term as of January 1, 2022 was used. The lease liability is reduced based on the discounted present value of remaining payments as of each reporting period. The ROUA value is measured using the lease liability as adjusted for prepaid or accrued lease payments and remaining lease incentives, unamortized direct costs, and impairment, if any.

The following table presents the components of lease expense for the three months ended March 31, 2022:

(in thousands)	Three months ended March 31, 2022
Operating lease cost	$285
Short-term lease cost	—
Variable lease cost	—
Sublease income	(5)
Total lease cost	$280

Prior to the adoption of ASU 2016-02, rent expense under operating leases was $0.3 million during the three months ended March 31, 2021. Rent expense was partially offset by rent income of $5.2 thousand during the three months ended March 31, 2021.

The following table presents the weighted average operating lease term and discount rate at March 31, 2022:

March 31, 2022
Weighted average remaining lease term (in years)	5.87 years
Weighted average discount rate	2.14%

The following table shows the future expected operating lease payments under the Company's operating lease agreements as of March 31, 2022:

(in thousands)
2022	$803
2023	1,009
2024	984
2025	767
2026	665
Thereafter	1,107
Total expected operating lease payments	5,335
Discount for present value of expected cash flows	(348)
Lease liability at March 31, 2022	$4,987
Note 8: Long Term Debt and Other Borrowings
Subordinated notes: On November 8, 2019, the Company completed a private placement of $3.8 million of fixed-to-floating rate subordinated notes to certain qualified investors. All of the debt was purchased by four existing members of the board of directors or their affiliates. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 5.50% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR plus 354.4 basis points (4.38% as of March 31, 2022) until maturity. The notes include a right of prepayment, on or after September 15, 2022 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
On September 28, 2017, the Company completed a private placement of $25.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $8.0 million is owned by an entity that is controlled by a member of the board of directors and three principal shareholders. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR plus 404.4 basis points (4.88% as of March 31, 2022) until maturity. The notes include a right of prepayment, on or after September 15, 2022 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Debt issuance costs incurred in conjunction with the notes were $0.6 million, of which $0.3 million has been amortized through March 31, 2022. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At March 31, 2022 and December 31, 2021, the Company’s subordinated debt outstanding was $28.4 million.
Other borrowings: In 2005, and through an amendment in 2014, the Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $855.9 million at March 31, 2022 and $696.3 million at December 31, 2021. At March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings. As of March 31, 2022 and December 31, 2021, the Company had letters of credit (“LCs”) issued on its behalf totaling $495.5 million and $420.5 million, respectively, as discussed below.
At March 31, 2022 and December 31, 2021, LCs totaling $155.5 million and $80.5 million, respectively, were pledged to secure State of California deposits and $340.0 million were pledged to secure local agency deposits. The LCs issued reduced the Company’s available borrowing capacity to $360.4 million and $275.8 million as of March 31, 2022 and December 31, 2021, respectively.
At December 31, 2021, the Company had five unsecured federal funds lines of credit totaling $150.0 million with five of its correspondent banks, respectively. During the quarter ended March 31, 2022, the borrowing capacity of one of the Company's existing unsecured federal funds lines of credit was increased by $10.0 million. As a result, at March 31, 2022, the Company had five unsecured federal funds lines of credit totaling $160.0 million with five of its correspondent banks, respectively. There were no amounts outstanding at March 31, 2022 and December 31, 2021.
At March 31, 2022 and December 31, 2021, the Company had the ability to borrow from the Federal Reserve Discount Window. At March 31, 2022 and December 31, 2021, the borrowing capacity under this arrangement was $18.0 million and $17.0 million, respectively. There were no amounts outstanding at March 31, 2022 and December 31, 2021. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios.
Note 9: Income Taxes
The Company terminated its status as a Subchapter S Corporation as of May 5, 2021, in connection with the IPO and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. As such, any periods prior to May 5, 2021 will only reflect a state income tax rate and corresponding tax expense. Pro forma net income is calculated by adding back S Corporation tax to net income and using a combined C Corporation statutory tax rate for federal and state income taxes of 29.56%. For the 2022 period presented below, the tax rate reflects the actual effective tax rate for the three months ended March 31, 2022, as the Company was a C Corporation for the entire period. The following reconciliation table provides a detailed calculation of pro forma provision for income taxes:

	For the three months ended
(in thousands)	March 31, 2022	March 31, 2021
Net income before provision for income taxes	$13,522	$10,660
Effective/pro forma tax rate	27.07%	29.56%
Actual/pro forma provision for income taxes	$3,660	$3,151
The provision for income tax for the three months ended March 31, 2022 and 2021 differs from the statutory federal rate of 21.00% due to the following items, which relate primarily to the Company’s conversion from an S Corporation to a C Corporation during the second quarter of 2021:

	For the three months ended
(in thousands)	March 31, 2022	March 31, 2021
Statutory U.S. federal income tax	$2,840	$2,239
Increase (decrease) resulting from:
Benefit of S Corporation status	—	(2,239)
State taxes	1,157	382
Other	(337)	—
Provision for income taxes	$3,660	$382
For the three months ended March 31, 2022, the Company’s federal and state statutory tax rate, net of federal benefit, of 29.56%, differed from the statutory California tax rate of 3.50% used for the three months ended March 31, 2021 due to the termination of the Company's Subchapter S Corporation status as of May 5, 2021.
Note 10: Shareholders’ Equity
Dividends
On January 20, 2022, the board of directors declared a $0.15 per common share dividend, totaling $2.6 million. On March 17, 2022, based on the filing of the Company's final S Corporation tax return, the board of directors declared a $0.45 per common share dividend to shareholders of record as of May 3, 2021, totaling $4.9 million, which was the remaining balance of the Company's accumulated adjustments account, and is described in further detail in the Company’s Proxy Statement filed with the SEC and mailed to shareholders on April 6, 2022.

Stock-Based Incentive Arrangement
The Company’s stock-based compensation consists of RSAs granted under its historical stock-based incentive arrangement (the “Historical Incentive Plan”) and RSAs issued under the Five Star Bancorp 2021 Equity Incentive Plan (the "Equity Incentive Plan"). The Historical Incentive Plan consisted of RSAs for certain executive officers of the Company. The arrangement provided that these executive officers would receive shares of restricted common stock of the Company that vested over three years, with the number of shares granted based upon achieving certain performance objectives. These objectives included, but were not limited to, net income adjusted for the provision for loan losses, deposit growth, efficiency ratio, net interest margin, and asset quality. Compensation expense for RSAs granted under the Historical Incentive Plan is recognized over the service period, which is equal to the vesting period of the shares based on the fair value of the shares at issue date.
In connection with its IPO in May 2021, the Company granted RSAs under the Equity Incentive Plan to employees, officers, executives, and non-employee directors. Shares granted to non-employee directors vested immediately upon grant, while shares granted to employees, officers, and executives vest ratably over three, five, or seven years (as defined in the respective agreements). Since the completion of the IPO, the Company has granted RSAs under the Equity Incentive Plan to executives and directors, which vest annually over three years and monthly over one year, respectively. All RSAs were granted at the fair value of common stock at the time of the award. The RSAs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the service period.
The Company granted 22,201 and 9,454 restricted shares during the three months ended March 31, 2022 and 2021, respectively. In addition, 850 and 2,722 restricted shares were forfeited during the three months ended March 31, 2022 and 2021, respectively. Non-cash stock compensation expense recognized for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.1 million, respectively.
At March 31, 2022 and 2021, respectively, there were 138,856 and 6,296 unvested restricted shares. As of March 31, 2022, there was approximately $2.5 million of unrecognized compensation expense related to the 138,856 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s consolidated statements of income for the three months ended March 31, 2022 and 2021 was immaterial.
The following table summarizes information about unvested restricted shares:

	For the three months ended March 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	127,751	$19.95	11,568	$21.25
Shares granted	22,201	28.50	9,454	18.00
Shares vested	(10,246)	24.85	(12,004)	20.45
Shares forfeited	(850)	20.00	(2,722)	18.88
End of the period balance	138,856	$20.95	6,296	$18.91
Note 11: Commitments and Contingencies
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

Off-balance sheet risk to loan loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance sheet instruments, including obtaining collateral at exercise of the commitment. The contractual amounts of unfunded loan commitments and standby letters of credit not reflected in the consolidated balance sheets are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Commercial lines of credit	$116,857	$137,354
Undisbursed construction loans	48,918	46,584
Undisbursed commercial real estate loans	65,592	47,793
Agricultural lines of credit	11,608	9,955
Undisbursed agricultural real estate loans	3,428	3,427
Other	3,040	3,764
Total commitments and standby letters of credit	$249,443	$248,877
The Company records an allowance for loan losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for loan losses on unfunded commitments totaled $0.1 million as of March 31, 2022 and December 31, 2021, which is recorded in interest payable and other liabilities in the consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 91.98% of the Company’s loans held for investment at March 31, 2022 and 89.87% of the Company’s loans held for investment at December 31, 2021. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At March 31, 2022, the Company had 66 deposit relationships that exceeded $5.0 million each, totaling $1.2 billion, or approximately 46.75% of total deposits. The Company’s largest single deposit relationship at March 31, 2022 totaled $182.4 million, or approximately 7.29% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $77.3 million and $147.2 million at March 31, 2022 and December 31, 2021, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Note 12: Subsequent Events
On April 21, 2022, the board of directors declared a $0.15 per common share dividend, totaling $2.6 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents management’s perspective on our results of operations and financial condition on a consolidated basis. However, because we conduct all of our material business operations through our bank subsidiary, Five Star Bank (the "Bank"), the discussion and analysis relates to activities primarily conducted by the Bank.

Management’s discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2021. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.
To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to containing historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” herein and in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. We assume no obligation to update any of these forward-looking statements, except to the extent required by law.
Unless otherwise indicated, references in this report to “we”, “our”, “us”, “the Company”, or “Bancorp” refer to Five Star Bancorp and our consolidated subsidiary. All references to “the Bank” refer to Five Star Bank, our wholly owned subsidiary.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and two loan production offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At March 31, 2022, we had total assets of $2.8 billion, total loans held for investment, net of allowance for loan losses, of $2.1 billion, and total deposits of $2.5 billion.

Factors Affecting Comparability of Financial Results
S Corporation Status
Beginning at our inception, we elected to be taxed for U.S. federal income tax purposes as an S Corporation. In conjunction with our initial public offering (“IPO”), we filed consents from the requisite amount of our shareholders to revoke our S Corporation election with the Internal Revenue Service (“IRS”), resulting in the commencement of our taxation as a C Corporation for U.S. federal and California state income tax purposes in the second quarter of fiscal year 2021. Prior to such revocation, our earnings were not subject to, and we did not pay, U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our consolidated financial statements. While we were not subject to, and did not pay, U.S. federal income tax, we were subject to, and paid, California S Corporation income tax at a current rate of 3.50%. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax and a higher California state income tax on our taxable earnings for each year (including the short year beginning on the date our status as an S Corporation terminated), and our consolidated financial statements reflect a provision for U.S. federal income tax and a higher California state income tax from that date forward. As a result of this change, the net income and earnings per share (“EPS”) data presented in our historical financial statements for periods prior to the termination of our S Corporation status, and the other related financial information set forth in this filing, which (unless otherwise specified) do not include any provision for U.S. federal income tax or the higher California state income tax rate, will not be comparable with our net income and EPS in periods after we commenced being taxed as a C Corporation. As a C Corporation, our net income is calculated by including a provision for U.S. federal income tax and a higher California state income tax rate at a combined statutory rate of 29.56%.
The termination of our status as an S Corporation may also affect our financial condition and cash flows. Historically, we made quarterly cash distributions to our shareholders in amounts estimated by us to be sufficient for them to pay estimated individual U.S. federal and California state income tax liabilities resulting from our taxable income that was “passed through” to them. However, these distributions were not consistent, as sometimes the distributions were less than or in excess of the shareholders’ estimated U.S. federal and California state income tax liabilities resulting from their ownership of our stock. In addition, these estimates were based on individual income tax rates, which may differ from the rates imposed on the income of C Corporations. As a C Corporation, no income is “passed through” to any shareholders, but, as noted above, we commenced paying U.S. federal income tax and a higher California state income tax. However, in the event of an adjustment to our reported taxable income for periods prior to the termination of our S Corporation status, it is possible that our pre-IPO shareholders would be liable for additional income taxes for those prior periods. Pursuant to the Tax Sharing Agreement we entered into with such shareholders, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, depending on the nature of the adjustment, we may be required to make a payment to such shareholders, who accepted distribution of the estimated balance of our federal accumulated adjustments account of $31.9 million under the Tax Sharing Agreement, in an amount equal to such shareholders’ incremental tax liability (including interest and penalties). In addition, the Tax Sharing Agreement provides that we will indemnify such shareholders with respect to unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminated. The amounts that we have historically distributed to our shareholders may not be indicative of the amount of U.S. federal and California state income tax that we will be required to pay going forward. Depending on our effective tax rate and our future dividend rate, our future cash flows and financial condition could be positively or adversely affected compared to our historical cash flows and financial condition.
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
Refer to the highlights of the financial results table within the section entitled “—Executive Summary” below for the impact of being taxed as a C Corporation on our net income, EPS, and various other financial measures for the three months ended March 31, 2022 and 2021.

Public Company Costs
Following the completion of our IPO, we began to, and will continue to, incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company.
The Sarbanes-Oxley Act, as well as rules adopted by the SEC, the Federal Deposit Insurance Corporation (“FDIC”), and national securities exchanges, require public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations have increased, and are expected to continue to increase, our legal, regulatory, and financial compliance costs and will make some activities more time-consuming and costly.
Critical Accounting Estimates
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Regulation S-X. However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2021, and the notes thereto.
Our most significant accounting policies and our critical accounting estimates are described in greater detail in Note 1, Basis of Presentation, in our audited consolidated financial statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates included in the Annual Report on Form 10-K for the year ended December 31, 2021. We have identified accounting policies and estimates, discussed below, that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material. There have been no significant changes concerning our critical accounting estimates as described in our Annual Report on Form 10-K.
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

Executive Summary
Net income for the three months ended March 31, 2022 totaled $9.9 million, compared to net income of $10.3 million for the three months ended March 31, 2021.
The following are highlights of our operating and financial performance for the periods presented:
•Assets. Total assets were $2.8 billion at March 31, 2022, representing a $221.5 million, or 8.66%, increase compared to $2.6 billion at December 31, 2021. The primary drivers of this increase are discussed below.
•Loans. Total loans held for investment were $2.1 billion at March 31, 2022, compared to $1.9 billion at December 31, 2021, an increase of $145.7 million, or 7.53%. The increase was primarily attributed to a $174.3 million net increase in commercial real estate loans, partially offset by a $20.6 million net decrease in Paycheck Protection Program (“PPP”) loans, and a $12.1 million net decrease in commercial secured loans.
•PPP Loans. As of March 31, 2022, there were five PPP loans outstanding totaling $1.5 million. Two of these PPP loans, or 40.00% of total PPP loans as of March 31, 2022, totaling $0.1 million were less than or equal to $0.15 million and had access to streamlined forgiveness processing. As of March 31, 2022, 1,424 PPP loan forgiveness applications had been submitted to the SBA and forgiveness payments had been received on 1,422 of these PPP loans, totaling $353.2 million in principal and interest. We expect full forgiveness, or repayment by the borrower, on all PPP loans to be completed in the near future.
•COVID-19 Deferments. As of March 31, 2022, six borrowing relationships with six loans totaling $12.2 million were on COVID-19 deferment. All loans that ended COVID-19 deferments in the quarter ended March 31, 2022 returned to their contractual payment structures prior to the COVID-19 pandemic with no risk rating downgrades to classified nor any troubled debt restructuring ("TDR"), and we anticipate that the remaining loans on COVID-19 deferment will return to their pre-COVID-19 contractual payment statuses after their COVID-19 deferments end.
•Non-accrual Loans. Credit quality remains strong, with non-accrual loans representing $1.3 million, or 0.06% of total loans held for investment, at March 31, 2022, compared to $0.6 million, or 0.03% of total loans held for investment, at December 31, 2021. The ratio of allowance for loan losses to total loans held for investment, or total loans at period end, was 1.15% at March 31, 2022 and 1.20% at December 31, 2021.
•Return on Average Assets (“ROAA”) and Return on Average Equity (“ROAE”). ROAA and ROAE were 1.53% and 17.07%, respectively, for the quarter ended March 31, 2022, as compared to ROAA of 2.05% and ROAE of 32.08% for the quarter ended March 31, 2021. Pro forma ROAA and ROAE for the quarter ended March 31, 2022 were equal to actual ROAA and ROAE of 1.53% and 17.07%, respectively, as compared to pro forma ROAA of 1.49% and ROAE of 23.67% for the quarter ended March 31, 2021.
•Net Interest Margin. Net interest margin was 3.60% and 3.83% for the three months ended March 31, 2022 and 2021, respectively. The fluctuations period-over-period were primarily attributable to decreases in average loan yields and increases in the Company’s interest-earning assets.
•Efficiency Ratio. Efficiency ratio was 39.82% for the three months ended March 31, 2022, down from 44.77% for the corresponding period of 2021. The decrease was primarily attributable to an increase in net interest income period-over-period.
•Deposits. Total deposits increased by $217.2 million from $2.3 billion at December 31, 2021 to $2.5 billion at March 31, 2022. Deposit increases were primarily attributable to an increase in the number of new deposit relationships, as well as normal fluctuations in some of our large existing accounts. Non-interest-bearing deposits increased by $39.2 million in the first three months of 2021 to $941.3 million, and represented 37.60% of total deposits at March 31, 2022, compared to 39.46% of total deposits at December 31, 2021. Our loan to deposit ratio was 83.52% at March 31, 2022, compared to 85.09% at December 31, 2021.

•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of March 31, 2022. The total risk-based capital ratio for the Company was 13.07% at March 31, 2022, compared to 13.98% at December 31, 2021. The ratio of Tier 1 capital to average assets was 9.02% at March 31, 2022, compared to 9.47% at December 31, 2021. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.15 per share on January 20, 2022. Additionally, on March 17, 2022, based on the filing of the Company's final S Corporation tax return, the board of directors declared a $0.45 per common share dividend to shareholders of record as of May 3, 2021, totaling $4.9 million.
Highlights of the financial results are presented in the following tables:

(dollars in thousands)	March 31, 2022	December 31, 2021
Selected financial condition data:
Total assets	$2,778,249	$2,556,761
Total loans held for investment	2,080,158	1,934,460
Total deposits	2,503,092	2,285,890
Total subordinated notes, net	28,403	28,386
Total shareholders’ equity	231,061	235,046
Asset quality ratios:
Allowance for loan losses to total loans held for investment	1.15%	1.20%
Allowance for loan losses to total loans held for investment, excluding PPP loans[1]	1.15%	1.22%
Allowance for loan losses to non-accrual loans	1,799.99%	3,954.30%
Non-accrual loans to total loans held for investment	0.06%	0.03%
Capital ratios:
Total capital (to risk-weighted assets)	13.07%	13.98%
Tier 1 capital (to risk-weighted assets)	10.70%	11.44%
Common equity Tier 1 capital (to risk-weighted assets)	10.70%	11.44%
Tier 1 leverage	9.02%	9.47%
Total shareholders’ equity to total assets ratio	8.32%	9.19%
Tangible shareholders’ equity to tangible assets[2]	8.32%	9.19%

	For the three months ended
(dollars in thousands, except per share data)	March 31, 2022	March 31, 2021
Selected operating data:
Net interest income	$21,862	$18,048
Provision for loan losses	950	200
Non-interest income	2,185	1,616
Non-interest expense	9,575	8,804
Net income	9,862	10,278
Net income per common share:
Basic	$0.58	$0.93
Diluted	$0.58	$0.93
Selected pro forma operating data:
Pro forma net income[3]	9,862	7,509
Pro forma provision for income taxes[3]	3,660	3,151
Pro forma net income per common share[3]:
Basic	$0.58	$0.68
Diluted	$0.58	$0.68
Performance and other financial ratios:
ROAA	1.53%	2.05%
ROAE	17.07%	32.08%
Net interest margin	3.60%	3.83%
Cost of funds	0.17%	0.24%
Efficiency ratio	39.82%	44.77%
Cash dividend payout ratio on common stock[4]	25.86%	107.10%
Selected pro forma ratios:
Pro forma ROAA[3,5]	1.53%	1.49%
Pro forma ROAE[3,5]	17.07%	23.67%
1The allowance for loan losses to total loans held for investment, excluding PPP loans, is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. Allowance for loan losses to total loans held for investment, excluding PPP loans, is defined as allowance for loan losses, divided by total loans held for investment less PPP loans. The most directly comparable GAAP financial measure is allowance for loan losses to total loans held for investment.
2Tangible shareholders’ equity to tangible assets is considered to be a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. Tangible shareholders’ equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total shareholders’ equity to total assets. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible shareholders’ equity to tangible assets is the same as total shareholders’ equity to total assets at the end of each of the periods indicated.
3For the three months ended March 31, 2021, we calculate our pro forma net income, provision for income taxes, net income per common share, ROAA, and ROAE by adding back our S Corporation tax to net income and applying a combined C Corporation effective tax rate for U.S. federal and California state income taxes of 29.56%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. For the three months ended March 31, 2022, our pro forma provision for income tax expense is the same as our actual C Corporation provision, given that the Company was taxed as a C Corporation for the entirety of the three month period, and thus pro forma calculations for the three months ended March 31, 2022 are equal to actuals.
4Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic net income per common share.
5Pro forma ROAA and ROAE are calculated using pro forma net income balances, with no adjustments to average assets and average equity balances.

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three months ended March 31, 2022 to the three months ended March 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net interest income increased by $3.8 million, or 21.13%, to $21.9 million for the quarter ended March 31, 2022 from $18.0 million for the quarter ended March 31, 2021. Our net interest margin of 3.60% for the quarter ended March 31, 2022 decreased from our net interest margin of 3.83% for the quarter ended March 31, 2021, primarily due to a decrease in average loan yields, which decreased from 4.95% for the three months ended March 31, 2021 to 4.53% for the three months ended March 31, 2022. These decreases were primarily due to changes in the macroeconomic environment, which caused a majority of the Company’s fixed-rate loans funded in the current quarter to recognize yields lower than those recognized in prior quarters. The rates associated with the index utilized for a significant portion of the Company’s variable rate loans, the United States 5 Year Treasury index, were higher during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, but a majority of these loans were not scheduled to reprice during the three months ended March 31, 2022, also contributing to the downward trend in average loan yields. New loan originations drove increases in the average daily balance of loans from the three months ended March 31, 2021 to the three months ended March 31, 2022, which partially offset the aforementioned declining average loan yields.

Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the three months ended March 31, 2022			For the three months ended March 31, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits with banks[1]	$339,737	$192	0.23%	$263,120	$104	0.16%
Investment securities[2]	148,736	567	1.54%	121,862	473	1.57%
Loans held for investment and sale[1,3]	1,977,509	22,091	4.53%	1,526,130	18,613	4.95%
Total interest-earning assets[1]	2,465,982	22,850	3.76%	1,911,112	19,190	4.07%
Interest receivable and other assets, net	150,116			125,981
Total assets	$2,616,098			$2,037,093
Liabilities and shareholders’ equity
Interest-bearing transaction accounts	$276,690	$70	0.10%	$154,678	$38	0.10%
Savings accounts	90,815	25	0.11%	60,885	16	0.11%
Money market accounts	920,767	367	0.16%	867,374	581	0.27%
Time accounts	128,183	83	0.26%	46,171	64	0.56%
Subordinated debt[1]	28,393	443	6.33%	28,326	443	6.36%
Total interest-bearing liabilities	1,444,848	988	0.28%	1,157,434	1,142	0.40%
Demand accounts	922,128			745,605
Interest payable and other liabilities	14,800			5,418
Shareholders’ equity	234,322			128,636
Total liabilities and shareholders’ equity	$2,616,098			$2,037,093
Net interest spread[4]			3.48%			3.67%
Net interest income/margin[5]		$21,862	3.60%		$18,048	3.83%
1Interest income/expense is divided by the actual number of days in the period multiplied by the actual number of days in the year to correspond to stated interest rate terms, where applicable.
2Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders’ equity. Investment security interest is earned on 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.
3Average loan balance includes both loans held for investment and loans held for sale. Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
4Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
5Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets, then annualized based on the number of days in the given period.

Analysis of changes in interest income and expenses. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average yields/interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average yield/rate. The effect of rate changes is calculated by multiplying the change in average yield/rate by the previous period’s volume. Changes not solely attributable to volume or yields/rates have been allocated in proportion to the respective volume and yield/rate components.

	For the three months ended March 31, 2022 compared to the three months ended March 31, 2021
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$43	$45	$88
Investment securities	101	(7)	94
Loans held for investment and sale	5,063	(1,585)	3,478
Total interest-earning assets	5,207	(1,547)	3,660
Interest-bearing transaction accounts	31	1	32
Savings accounts	9	—	9
Money market accounts	22	(236)	(214)
Time accounts	52	(33)	19
Subordinated debt	—	—	—
Total interest-bearing liabilities	114	(268)	(154)
Changes in net interest income/margin	$5,093	$(1,279)	$3,814
Total interest income increased by $3.7 million, or 19.07%, to $22.9 million for the three months ended March 31, 2022 from $19.2 million for the corresponding period for 2021. For the three months ended March 31, 2022, interest income from loans increased by $3.5 million to $22.1 million, as the average daily balance of loans increased by $451.4 million, or 29.58%, compared to the same period of 2021. This increase in interest income from greater average loan balances was offset by a 42 basis point decrease in loan yield to 4.53% for the three months ended March 31, 2022 as compared to the same period of 2021, as discussed above. Additionally, $0.6 million of PPP income from forgiven PPP loans was recognized in the three months ended March 31, 2022, compared to $2.0 million during the same period of 2021. Excluding PPP loans, average loans held for investment and sale increased by $618.9 million to $2.0 billion, and the related yield declined by 44 basis points for the three months ended March 31, 2022 compared to the same period of 2021. Average loans held for investment and sale, excluding PPP loans, and average loan yield, excluding PPP loans, are considered to be non-GAAP financial measures. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure.
Total interest expense decreased by $0.2 million to $1.0 million for the three months ended March 31, 2022 from $1.1 million for the same period of 2021. Interest expense on customer deposits decreased by $0.2 million to $0.5 million for the three months ended March 31, 2022 from $0.7 million for the same period of 2021. This decrease is due to the cost of interest-bearing liabilities declining by 12 basis points to 0.28% for the three months ended March 31, 2022 from 0.40% for the same period of 2021, reflecting reductions in the rates offered on money market and maturing deposit products during the period.

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
Three months ended March 31, 2022 compared to three months ended March 31, 2021
We recorded a $1.0 million provision for loan losses in the first quarter of 2022, compared to a $0.2 million provision for loan losses for the same period of 2021. The increase of $0.8 million for the provision period-over-period was primarily due to loan growth, bolstered by improvements in the economy, including improved economic conditions related to the impact of the COVID-19 pandemic during the first quarter of 2022 as compared to the first quarter of 2021. Additionally, the Company had a decrease in loans designated as watch and substandard from $60.5 million as of March 31, 2021 to $17.0 million as of March 31, 2022.
Non-interest Income
Non-interest income is a secondary contributor to our net income. Non-interest income consists primarily of net gain on sale of loans, net gain on sale of securities, FHLB dividends, loan-related fees, and other income.
Three months ended March 31, 2022 compared to three months ended March 31, 2021
The following table details the components of non-interest income for the periods indicated.

	For the three months ended		Amount	%
(dollars in thousands)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$108	$90	$18	20.00%
Net gain on sale of securities	5	182	(177)	(97.25)%
Gain on sale of loans	918	931	(13)	(1.40)%
Loan-related fees	617	260	357	137.31%
FHLB stock dividends	102	78	24	30.77%
Earnings on bank-owned life insurance	90	52	38	73.08%
Other income	345	23	322	1400.00%
Total non-interest income	$2,185	$1,616	$569	35.21%
Net gain on sale of securities. The decrease in net gain on sale of securities was primarily due to the sale of one $1.5 million municipal security for a gain of $5.3 thousand during the three months ended March 31, 2022, compared to $11.5 million of municipal securities sold in the three months ended March 31, 2021 for a total gain recognized of $0.2 million.
Loan-related fees. The increase in loan-related fees primarily related to $0.3 million of swap referral fees recognized during the three months ended March 31, 2022, which did not occur in the three months ended March 31, 2021.

Other income. The increase in other income resulted primarily from a $0.3 million gain recorded on a distribution received on an investment in a venture-backed fund, which did not occur during the three months ended March 31, 2021.

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
Over the past several years, we have invested significant resources in personnel and infrastructure. Additionally, to support corporate organizational matters leading up to the IPO, we experienced increased audit, consulting, and legal costs. As a result, non-interest expense is increasing in the periods presented below; however, we do not anticipate incurring significant costs of this type in future periods, and we expect our efficiency ratio will improve going forward due, in part, to our past investment in infrastructure.
Three months ended March 31, 2022 compared to three months ended March 31, 2021
The following table details the components of non-interest expense for the periods indicated.

	For the three months ended		Amount	%
(dollars in thousands)	March 31, 2022	March 31, 2021	Increase (Decrease)	Increase (Decrease)
Salaries and employee benefits	$5,675	$4,697	$978	20.82%
Occupancy and equipment	520	451	69	15.30%
Data processing and software	716	629	87	13.83%
FDIC insurance	165	280	(115)	(41.07)%
Professional services	554	1,532	(978)	(63.84)%
Advertising and promotional	344	170	174	102.35%
Loan-related expenses	278	229	49	21.40%
Other operating expenses	1,323	816	507	62.13%
Total non-interest expense	$9,575	$8,804	$771	8.76%

Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of a $1.1 million increase related to an 18.24% increase in headcount during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, combined with a $0.6 million increase in commissions from the three months ended March 31, 2021 to the three months ended March 31, 2022. These increases were partially offset by a $0.6 million increase in deferred loan origination costs from the three months ended March 31, 2021 to the three months ended March 31, 2022.

FDIC insurance. FDIC insurance decreased, primarily due to an improvement in the leverage ratio used in the FDIC assessment calculation as a result of the Company’s IPO in May 2021.

Professional services. Professional services decreased, primarily as a result of expenses recognized during the three months ended March 31, 2021 related to the increased audit, consulting, and legal costs incurred to support corporate organizational matters leading up to the IPO, which did not recur during the three months ended March 31, 2022.

Advertising and promotional. The increase in advertising and promotional was primarily related to increases in business development, marketing, and sponsorship expenses due to more in-person participation at events held during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Other operating expenses. Other operating expenses increased, primarily due to $0.1 million of stock compensation expense recorded for restricted stock granted to members of the board of directors during the three months ended March 31, 2022, which did not occur during the three months ended March 31, 2021, combined with the net effect of individually immaterial items, including increases in expenses related to travel, insurance, dues and subscriptions, data, and telephone, which increased as a result of an increase in volume of customers and employees period-over-period.

Provision for Income Taxes
The Company terminated its status as a “Subchapter S” corporation effective May 5, 2021, in connection with the Company’s IPO, and became a C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. The provision recorded for the three months ended March 31, 2022 yielded an effective tax rate of 27.07%. Refer to the section entitled “—Pro Forma C Corporation Income Tax Expense” below for a discussion on what the Company’s income tax expense and net income would have been had the Company been taxed as a C Corporation during the three months ended March 31, 2021.
Three months ended March 31, 2022 compared to three months ended March 31, 2021
The provision for income taxes for the quarter ended March 31, 2022 increased by $3.3 million to $3.7 million, as compared to $0.4 million during the quarter ended March 31, 2021. This increase is due to the change in the statutory tax rate from 3.50% for the quarter ended March 31, 2021 to 29.56%, as applied to estimated taxable income for the quarter ended March 31, 2022.
Pro Forma C Corporation Income Tax Expense
Because of the Company’s status as a Subchapter S Corporation prior to May 5, 2021, no U.S. federal income tax expense was recorded for the entirety of the three months ended March 31, 2021. Had the Company been taxed as a C Corporation and paid U.S. federal income tax for that period, the combined statutory income tax rate would have been 29.56%. For the three months ended March 31, 2021, the pro forma statutory rate reflects a U.S. federal income tax rate of 21.00% and a California state income tax rate of 8.56%, after adjustment for the federal tax benefit, on corporate taxable income. Had the Company been subject to U.S. federal income tax for this period, on a statutory income tax rate pro forma basis, the provision for combined federal and state income tax would have been $3.2 million for the three months ended March 31, 2021. As a result of the foregoing factors, the Company’s pro forma net income (after U.S. federal and California state income tax) would have been $7.5 million for the three months ended March 31, 2021.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of March 31, 2022 to our financial condition as of December 31, 2021. The following table summarizes selected components of our balance sheet as of March 31, 2022 and December 31, 2021.

(dollars in thousands)	March 31, 2022	December 31, 2021
Total assets	$2,778,249	$2,556,761
Cash and cash equivalents	$504,964	$425,329
Total investments	$139,299	$153,753
Loans held for investment	$2,080,158	$1,934,460
Total deposits	$2,503,092	$2,285,890
Subordinated notes, net	$28,403	$28,386
Total shareholders’ equity	$231,061	$235,046
Total Assets
At March 31, 2022, total assets were $2.8 billion, an increase of $221.5 million from $2.6 billion at December 31, 2021, primarily due to increases in cash and cash equivalents and loans held for investment, as discussed below.

Cash and Cash Equivalents
Total cash and cash equivalents were $505.0 million at March 31, 2022, an increase of $79.6 million, as compared to $425.3 million at December 31, 2021. The increase in cash and cash equivalents was primarily a result of net income recognized of $9.9 million, proceeds from sale of loans of $11.7 million, and an increase in deposits of $217.2 million. These increases were partially offset by loans originated for sale of $21.2 million, loan originations and advances, net of principal collected, of $135.0 million, and cash distributions of $7.5 million during the three months ended March 31, 2022.
Investment Portfolio
Our investment portfolio is primarily comprised of guaranteed U.S. government agency securities, mortgage-backed securities, and obligations of states and political subdivisions, which are high-quality liquid investments. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk that is reflective of the yields obtained on those securities. Most of our securities are classified as available-for-sale, although we have one long-term, fixed rate municipal security classified as held-to-maturity.
Our total securities held-to-maturity and available-for-sale amounted to $139.3 million at March 31, 2022 and $153.8 million at December 31, 2021, representing a decrease of $14.5 million. The decrease was primarily due to an unrealized loss (tax effected) on securities of $7.2 million, of which $4.4 million and $2.6 million related to our mortgage-backed and municipal securities portfolios, respectively. This unrealized loss was recognized as a result of interest rate hikes that occurred during the quarter.
The following table presents the carrying value of our investment portfolio as of the dates indicated:

	As of
	March 31, 2022		December 31, 2021
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agencies	$18,079	12.98%	$19,682	12.80%
Mortgage-backed securities	73,492	52.76%	81,513	53.02%
Obligations of states and political subdivisions	40,931	29.38%	45,137	29.36%
Collateralized mortgage obligations	483	0.35%	540	0.35%
Corporate bonds	1,828	1.31%	1,935	1.26%
Total available-for-sale	134,813	96.78%	148,807	96.79%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	4,486	3.22%	4,946	3.21%
	$139,299	100.00%	$153,753	100.00%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of March 31, 2022:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Available-for-sale:
U.S. government agencies	$—	—%	$1,154	1.92%	$3,489	1.01%	$13,436	0.45%	$18,079	0.65%
Mortgage-backed securities	—	—%	—	—%	3	6.91%	73,489	1.63%	73,492	1.63%
Obligations of states and political subdivisions	—	—%	514	2.80%	3,458	1.58%	36,959	1.70%	40,931	1.70%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	483	1.75%	483	1.75%
Corporate bonds	—	—%	1,828	1.25%	—	—%	—	—%	1,828	1.25%
Total available-for-sale	—	—%	3,496	1.70%	6,950	1.29%	124,367	1.53%	134,813	1.52%

Held-to-maturity:
Obligations of states and political subdivisions	456	6.00%	1,115	6.00%	1,590	6.00%	1,325	6.00%	4,486	6.00%
Total	$456	6.00%	$4,611	2.74%	$8,540	2.17%	$125,692	1.57%	$139,299	1.66%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of December 31, 2021:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Available-for-sale:
U.S. government agencies	$—	—%	$1,591	1.97%	$3,814	0.69%	$14,277	0.19%	$19,682	0.43%
Mortgage-backed securities	—	—%	—	—%	3	6.90%	81,510	1.51%	81,513	1.51%
Obligations of states and political subdivisions	—	—%	522	2.80%	3,748	1.56%	40,867	1.69%	45,137	1.69%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	540	1.73%	540	1.73%
Corporate bonds	—	—%	1,935	1.25%	—	—%	—	—%	1,935	1.25%
Total available-for-sale	—	—%	4,048	1.73%	7,565	1.12%	137,194	1.43%	148,807	1.42%

Held-to-maturity:
Obligations of states and political subdivisions	491	6.00%	951	6.00%	3,504	6.00%	—	—%	4,946	6.00%
Total	$491	6.00%	$4,999	2.54%	$11,069	2.67%	$137,194	1.43%	$153,753	1.57%
Weighted average yield for securities available-for-sale is the projected yield to maturity given current cash flow projections for U.S. government agency securities, mortgage-backed securities, and collateralized mortgage obligations and is a yield to worst for callable municipal securities and corporate bonds. Weighted average yield for securities held-to-maturity is the stated coupon of the bond.

A summary of the amortized cost and fair value related to securities as of March 31, 2022 and December 31, 2021 is presented below.

		Gross Unrealized
(dollars in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
March 31, 2022
Available-for-sale:
U.S. government agencies	$18,241	$95	$(257)	$18,079
Mortgage-backed securities	79,694	8	(6,210)	73,492
Obligations of states and political subdivisions	44,621	23	(3,713)	40,931
Collateralized mortgage obligations	504	—	(21)	483
Corporate bonds	2,000	—	(172)	1,828
Total available-for-sale	$145,060	$126	$(10,373)	$134,813
Held-to-maturity:
Obligations of states and political subdivisions	$4,486	$—	$(27)	$4,459

December 31, 2021
Available-for-sale:
U.S. government agencies	$19,824	$60	$(202)	$19,682
Mortgage-backed securities	82,517	94	(1,098)	81,513
Obligations of states and political subdivisions	44,732	525	(120)	45,137
Collateralized mortgage obligations	537	3	—	540
Corporate bonds	2,000	—	(65)	1,935
Total available-for-sale	$149,610	$682	$(1,485)	$148,807
Held-to-maturity:
Obligations of states and political subdivisions	$4,946	$251	$—	$5,197
The unrealized losses on securities are attributable to interest rate changes, rather than the marketability of the securities or the issuer’s ability to honor redemption of the obligations, as the securities with losses are all obligations of or guaranteed by agencies sponsored by the U.S. government. We have adequate liquidity and the ability and intent to hold these securities to maturity, resulting in full recovery of the indicated impairment. Accordingly, none of the unrealized losses on these securities have been determined to be other than temporary.

Loan Portfolio
Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting. As of March 31, 2022 and December 31, 2021, our total loans amounted to $2.1 billion and $1.9 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$1,760,551	84.18%	$1,586,232	81.48%
Commercial land and development	9,090	0.43%	7,376	0.38%
Commercial construction	59,293	2.83%	54,214	2.78%
Residential construction	5,540	0.26%	7,388	0.38%
Residential	28,921	1.38%	28,562	1.47%
Farmland	49,903	2.39%	54,805	2.82%
Commercial:
Secured	124,930	5.97%	137,062	7.03%
Unsecured	22,599	1.08%	21,136	1.09%
PPP	1,528	0.07%	22,124	1.14%
Consumer and other	19,044	0.91%	17,167	0.88%
Loans held for investment, gross	2,081,399	99.50%	1,936,066	99.45%

Loans held for sale:
Commercial	10,386	0.50%	10,671	0.55%
Total loans, gross	2,091,785	100.00%	1,946,737	100.00%
Net deferred loan fees	(1,241)		(1,606)
Total loans	$2,090,544		$1,945,131
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

The following tables present the commercial real estate loan balance, associated percentage of commercial real estate concentrations by collateral type, estimated real estate collateral values, and related loan-to-value (“LTV”) ranges as of the dates indicated. Collateral values and LTVs included in the table below reflect real estate collateral and do not include personal property collateral. Revolving lines of credit with zero balance and 0.00% LTV are excluded from this table. Collateral values are determined at origination using third-party real estate appraisals or evaluations. Updated appraisals, which are included in the table below, are obtained for loans that are downgraded to watch or substandard. Loans over $1.0 million are reviewed annually, at which time an internal assessment of collateral values is completed.

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
March 31, 2022
Manufactured home community	$598,014	33.97%	$986,229	14.16%	82.73%
Retail	192,575	10.94%	353,059	16.75%	75.00%
Multifamily	167,103	9.49%	356,971	11.88%	76.49%
Industrial	145,598	8.27%	336,803	10.96%	89.41%
Office	141,318	8.03%	310,162	1.05%	81.55%
Faith-based	130,036	7.39%	340,498	3.71%	83.19%
Mini storage	95,172	5.41%	175,615	20.63%	69.72%
All other types[1]	290,735	16.50%	627,368	0.75%	107.83%
Total	$1,760,551	100.00%	$3,486,705	0.75%	107.83%

December 31, 2021
Manufactured home community	$518,910	32.71%	$849,269	14.22%	78.00%
Retail	166,960	10.53%	307,376	5.10%	75.00%
Multifamily	152,412	9.61%	350,953	5.13%	75.00%
Industrial	135,401	8.54%	318,875	1.43%	74.51%
Office	134,728	8.49%	294,367	1.67%	75.00%
Faith-based	108,718	6.85%	272,383	4.59%	80.14%
Mini storage	85,712	5.40%	159,810	20.76%	69.05%
Mixed use	83,270	5.25%	155,961	1.04%	71.98%
All other types[1]	200,121	12.62%	473,952	8.00%	94.97%
Total	$1,586,232	100.00%	$3,182,946	1.04%	94.97%
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% commercial real estate concentration and include hospitality properties, auto dealerships, car washes, assisted living communities, country clubs, gas stations/convenience stores, medical offices, special purpose properties, mortuaries, restaurants, and schools.
The weighted average loan-to-value of impaired, collateral dependent loans was approximately 133.38% at March 31, 2022 and 70.67% at December 31, 2021.
Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly (when PPP loans are excluded). Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 87.91% of loans held for investment at March 31, 2022. Commercial secured lending (consisting primarily of SBA 7(a) loans under $350,000) represents 6.01% of loans held for investment at March 31, 2022. We sell the guaranteed portion of all SBA 7(a) loans, excluding PPP loans, in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 634.02% and 577.92% as of March 31, 2022 and December 31, 2021, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of March 31, 2022. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.
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
The following table sets forth the contractual maturities of our loan portfolio as of March 31, 2022:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$24,776	$227,918	$1,464,938	$42,919	$1,760,551
Commercial land and development	1,204	5,732	2,154	—	9,090
Commercial construction	3,725	21,155	34,413	—	59,293
Residential construction	2,784	2,364	392	—	5,540
Residential	1,170	6,613	20,109	1,029	28,921
Farmland	1,017	6,986	41,900	—	49,903
Commercial:
Secured	20,749	27,208	83,418	3,941	135,316
Unsecured	1,475	4,372	16,752	—	22,599
PPP	598	930	—	—	1,528
Consumer and other	41	6,238	12,754	11	19,044
Total	$57,539	$309,516	$1,676,830	$47,900	$2,091,785
The following table sets forth the contractual maturities of our loan portfolio as of December 31, 2021:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$32,107	$170,222	$1,343,367	$40,536	$1,586,232
Commercial land and development	1,209	6,167	—	—	7,376
Commercial construction	3,418	17,575	32,131	1,090	54,214
Residential construction	5,609	1,779	—	—	7,388
Residential	1,183	8,246	17,871	1,262	28,562
Farmland	3,876	8,116	42,813	—	54,805
Commercial:
Secured	31,436	29,880	82,526	3,891	147,733
Unsecured	1,182	3,976	15,978	—	21,136
PPP	598	21,526	—	—	22,124
Consumer and other	35	3,619	13,513	—	17,167
Total	$80,653	$271,106	$1,548,199	$46,779	$1,946,737

The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of March 31, 2022:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$473,725	$1,286,826	$1,760,551
Commercial land and development	1,543	7,547	9,090
Commercial construction	—	59,293	59,293
Residential construction	—	5,540	5,540
Residential	2,181	26,740	28,921
Farmland	4,062	45,841	49,903
Commercial:
Secured	34,216	101,100	135,316
Unsecured	20,625	1,974	22,599
PPP	1,528	—	1,528
Consumer and other	19,044	—	19,044
Total	$556,924	$1,534,861	$2,091,785
The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of December 31, 2021:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$394,648	$1,191,584	$1,586,232
Commercial land and development	722	6,654	7,376
Commercial construction	—	54,214	54,214
Residential construction	—	7,388	7,388
Residential	2,222	26,340	28,562
Farmland	4,183	50,622	54,805
Commercial:
Secured	34,771	112,962	147,733
Unsecured	19,841	1,295	21,136
PPP	22,124	—	22,124
Consumer and other	17,167	—	17,167
Total	$495,678	$1,451,059	$1,946,737
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
COVID-19 Deferments
The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of: (i) 60 days after the date of termination of the national emergency declared by the President; and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term modifications (e.g., up to six months) such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We elected to apply these temporary accounting provisions to loans under payment relief beginning in March 2020. As of March 31, 2022, six borrowing relationships with six loans totaling $12.2 million, or 0.59% of loans held for investment, were in a COVID-19 deferment period, and one loan totaling $0.1 million had been in a COVID-19 deferment period in the fourth quarter of 2021 but was not in such deferment as of March 31, 2022. Two of the loans that received COVID-19 deferments in the first quarter of 2022 had the principal portion deferred to the respective maturity of the loan. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

SBA 7(a) Payments Made Under the CARES Act
Section 1112 of the CARES Act required the SBA to make payments on new and existing 7(a) loans for up to six months. The Consolidated Appropriations Act amended this section of the CARES Act to extend the payment on 7(a) loans in existence on March 27, 2020, beginning on February 1, 2021 for up to eight or eleven months, depending on the borrower’s industry code, and to require the SBA to make up to three months of payments on new 7(a) loans approved between February 1, 2021 and September 30, 2021. These payments are not deferments but rather full payments of principal and interest that the borrower will not be responsible for in the future. In the first three months of 2022, the SBA made payments under this program on 25 of our SBA 7(a) loans, totaling $0.1 million in principal and interest. As of March 31, 2022, the principal outstanding on loans that received one or more of these payments under the CARES Act was $2.6 million.

SBA Loans
During the first quarter of 2022, the Company sold 50 SBA 7(a) loans with government guaranteed portions totaling $11.7 million. Of the loans sold during the quarter, the Company received gross proceeds of $12.6 million resulting in a net gain on sale of $0.9 million. The Company did not sell any PPP loans in the first quarter of 2022.
Non-accrual Loans
The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

	As of
(dollars in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans:
Real estate:
Commercial	$118	$122
Residential	177	178
Secured	1,033	288
Total non-accrual loans	1,328	588

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	1,328	588

Real estate owned	—	—
Total nonperforming assets	$1,328	$588
COVID-19 deferments	$12,202	$12,156

Performing TDRs (not included above)	$—	$—

Allowance for loan losses to period end nonperforming loans	1,799.99%	3,954.30%
Nonperforming loans to loans held for investment[1]	0.06%	0.03%
Nonperforming assets to total assets	0.05%	0.02%
Nonperforming loans plus performing TDRs to loans held for investment[1]	0.06%	0.03%
COVID-19 deferments to loans held for investment[1]	0.59%	0.63%
1Loans held for investment are equivalent to total loans outstanding at period end.
The ratio of nonperforming loans to loans held for investment increased from 0.03% as of December 31, 2021 to 0.06% as of March 31, 2022, primarily due to an increase in commercial secured nonperforming loans.
The ratio of the allowance for loan losses to nonperforming loans decreased from 3,954.30% as of December 31, 2021 to 1,799.99% as of March 31, 2022. The decrease was primarily due to a relatively flat allowance for loan losses from December 31, 2021 to March 31, 2022, while commercial secured non-accrual loans increased by $0.7 million from December 31, 2021 to March 31, 2022.

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
The banking industry defines loans graded substandard or doubtful as “classified” loans. The following table shows our levels of classified loans as of the periods indicated:

(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
March 31, 2022
Real estate:
Commercial	$1,751,563	$8,087	$901	$—	$1,760,551
Commercial land and development	9,090	—	—	—	9,090
Commercial construction	53,393	5,900	—	—	59,293
Residential construction	5,540	—	—	—	5,540
Residential	28,744	—	177	—	28,921
Farmland	49,903	—	—	—	49,903
Commercial:
Secured	122,996	14	1,920	—	124,930
Unsecured	22,599	—	—	—	22,599
PPP	1,528	—	—	—	1,528
Consumer	19,032	—	12	—	19,044
Total	$2,064,388	$14,001	$3,010	$—	$2,081,399

December 31, 2021
Real estate:
Commercial	$1,575,006	$1,970	$9,256	$—	$1,586,232
Commercial land and development	7,376	—	—	—	7,376
Commercial construction	48,288	5,926	—	—	54,214
Residential construction	7,388	—	—	—	7,388
Residential	28,384	—	178	—	28,562
Farmland	54,805	—	—	—	54,805
Commercial:
Secured	135,131	751	1,180	—	137,062
Unsecured	21,136	—	—	—	21,136
PPP	22,124	—	—	—	22,124
Consumer	17,167	—	—	—	17,167
Total	$1,916,805	$8,647	$10,614	$—	$1,936,066
Loans designated as watch and substandard, which are not considered adversely classified, decreased to $17.0 million at March 31, 2022 from $19.3 million at December 31, 2021, which resulted in a decrease in the reserve overall. There were no loans with doubtful risk grades at March 31, 2022 or December 31, 2021.

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
At March 31, 2022, the Company’s allowance for loan losses was $23.9 million, as compared to $23.2 million at December 31, 2021. The $0.7 million increase is due to a $1.0 million provision for loan losses recorded during the quarter ended March 31, 2022, offset by net charge-offs of $0.3 million during the quarter.
The following table is a summary of the allowance for loan losses by loan class as of the periods indicated:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment:
Real estate:
Commercial	$13,868	58.01%	$12,869	55.37%
Commercial land and development	66	0.28%	50	0.22%
Commercial construction	430	1.80%	371	1.60%
Residential construction	40	0.17%	50	0.22%
Residential	208	0.87%	192	0.83%
Farmland	611	2.56%	645	2.78%
Commercial:
Secured	6,400	26.77%	6,687	28.77%
Unsecured	246	1.03%	207	0.89%
PPP	—	—%	—	—%
Consumer and other	1,088	4.55%	889	3.82%
Unallocated	308	1.29%	1,111	4.78%
	23,265	97.33%	23,071	99.28%
Individually evaluated for impairment	639	2.67%	172	0.72%
Total allowance for loan losses	$23,904	100.00%	$23,243	100.00%
The ratio of allowance for loan losses to total loans held for investment was 1.15% at March 31, 2022, compared to 1.20% at December 31, 2021. Excluding SBA-guaranteed PPP loans, the ratio of the allowance for loan losses to total loans held for investment was 1.15% and 1.22% at March 31, 2022 and December 31, 2021, respectively. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. Non-accrual loans totaled $1.3 million, or 0.06% of total loans held for investment, at March 31, 2022, increasing from $0.6 million, or 0.03% of total loans held for investment, at December 31, 2021.

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	As of and for the three months ended
	March 31, 2022		March 31, 2021
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$1,970,311		$1,523,754

Allowance for loan losses (beginning of period)	$23,243		$22,189

Net (charge-offs) recoveries:
Real estate:
Commercial	—	—%	—	—%
Commercial land and development	—	—%	—	—%
Commercial construction	—	—%	—	—%
Residential construction	—	—%	—	—%
Residential	—	—%	—	—%
Farmland	—	—%	—	—%
Commercial:
Secured	(263)	(0.01)%	(168)	(0.01)%
Unsecured	—	—%	—	—%
PPP	—	—%	—	—%
Consumer and other	(26)	—%	50	—%
Net charge-offs	(289)	(0.01)%	(118)	(0.01)%

Provision for loan losses	950		200

Allowance for loan losses (end of period)	$23,904		$22,271

Loans held for investment	$2,080,158		$1,543,493
Allowance for loan losses to loans held for investment	1.15%		1.44%
The allowance for loan losses to loans held for investment decreased from 1.44% as of March 31, 2021 to 1.15% as of March 31, 2022. The decrease was primarily due to (i) loan growth; (ii) improvements in the economy, including improved economic conditions related to the impact of the COVID-19 pandemic during the first quarter of 2022 as compared to the first quarter of 2021; and (iii) a decrease in loans designated as watch and substandard from $60.5 million as of March 31, 2021 to $17.0 million as of March 31, 2022.
Net charge-offs as a percent of average loans held for investment remained stable at 0.01% for the three months ended March 31, 2021 and March 31, 2022. The net charge-off rate related to the commercial secured portfolio remained stable at 0.01% for the three months ended March 31, 2021 and March 31, 2022. The net recovery related to the consumer portfolio for the three months ended March 31, 2021 reversed to a charge-off for the three months ended March 31, 2022, but both were insignificant as a percent of average loans held for investment during the periods indicated.

Liabilities
During the first three months of 2022, total liabilities increased by $225.5 million from $2.3 billion as of December 31, 2021 to $2.5 billion as of March 31, 2022. This increase was primarily due to an increase in total deposits of $217.2 million, comprised of increases of $39.2 million in non-interest-bearing deposits and $178.0 million in interest-bearing deposits.
Deposits
Representing 98.27% of our total liabilities as of March 31, 2022, deposits are our primary source of funding for our business operations.
Total deposits increased by $217.2 million, or 9.50%, to $2.5 billion at March 31, 2022 from $2.3 billion as of December 31, 2021. Deposit increases were primarily attributed to an increase in the number of new relationships, as well as normal fluctuations in some of our large accounts. Non-interest-bearing deposits increased by $39.2 million in the first three months of 2022 to $941.3 million and represented 37.60% of total deposits at March 31, 2022, compared to 39.46% of total deposits at December 31, 2021. Our loan to deposit ratio was 83.52% at March 31, 2022, as compared to 85.09% at December 31, 2021. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.
The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	For the three months ended
	March 31, 2022			March 31, 2021
(dollars in thousands)	Average Amount	Average Rate Paid	% of Interest-bearing Deposits	Average Amount	Average Rate Paid	% of Interest-bearing Deposits
Interest checking	$276,690	0.10%	19.53%	$154,678	0.10%	13.70%
Money market and savings	1,011,582	0.16%	71.42%	928,259	0.26%	82.21%
Time	128,183	0.26%	9.05%	46,171	0.56%	4.09%
Total interest-bearing deposits	$1,416,455	0.16%	100.00%	$1,129,108	0.25%	100.00%
Uninsured deposits totaled $1.5 billion and $1.3 billion at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, our 18 largest deposit relationships, each accounting for more than $10.0 million, totaled $876.9 million, or 35.03% of our total deposits. As of December 31, 2021, our 26 largest deposit relationships, each accounting for more than $10.0 million, totaled $912.7 million, or 39.93% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021
Municipalities	$447,585	$424,483
Non-profits	219,341	181,080
Businesses	210,004	307,132
Total	$876,930	$912,695
Our largest single deposit relationship relates to a non-profit association that supports hospitals and health systems. The balances for this customer were $182.4 million, or 7.29% of total deposits, at March 31, 2022 and $155.0 million, or 6.78% of total deposits, at December 31, 2021.

The following tables set forth the maturity of time deposits as of March 31, 2022:

(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$76,698	$21,543	$98,241	$74,698
Over three through six months	75,000	1,392	76,392	74,750
Over six through twelve months	741	2,622	3,363	241
Over twelve months	438	600	1,038	188
Total	$152,877	$26,157	$179,034	$149,877
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of March 31, 2022 and December 31, 2021.
In 2017 and 2019, we issued subordinated notes of $25.0 million and $3.8 million, respectively. This debt was issued to investors in private placement transactions. See Note 8, Long Term Debt and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding these subordinated notes. The proceeds of the notes qualify as Tier 2 capital for the Company under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of March 31, 2022:

(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	September 2017	$25,000	September 28, 2022	September 15, 2027

Fixed at 6.00% through September 15, 2022, then three-month London Inter-bank Offered Rate ("LIBOR") plus 404.4 basis points (4.88% as of March 31, 2022) through maturity

Subordinated notes	November 2019	$3,750	September 30, 2022	September 15, 2027

Fixed at 5.50% through September 15, 2022, then three-month LIBOR plus 354.4 basis points (4.38% as of March 31, 2022) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $231.1 million at March 31, 2022 and $235.0 million at December 31, 2021. The decrease in shareholders’ equity was primarily attributable to net income recognized of $9.9 million, offset by a net decline of $6.7 million in other comprehensive income and $7.5 million in cash distributions paid during the three months ended March 31, 2022.
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
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated debt. The Company’s main source of cash flow is dividends declared and paid to it by the Bank. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company, including various legal and regulatory provisions that limit the amount of dividends the Bank can pay to the Company without regulatory approval. Under the California Financial Code, payment of a dividend from the Bank to the Company without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net income from the previous three fiscal years less the amount of dividends paid during that period. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs plus two years’ subordinated notes debt service. We continually monitor our liquidity position in order to meet all reasonably foreseeable short-term, long-term, and strategic liquidity demands. Management has established a comprehensive process for identifying, measuring, monitoring, and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems, including stress tests, that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments that can be used to meet liquidity needs in stress situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances, and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale, and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB, and proceeds from sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve Bank of San Francisco discount window, draws on established federal funds lines from unaffiliated commercial banks, and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.
Sources and Uses of Cash

Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from gathering of deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. In 2021, we also had significant cash inflows as a result of our IPO. As of March 31, 2022, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

During the three months ended March 31, 2022, we had cash outflows of $135.0 million in loan originations and advances, net of principal collected, and $21.2 million in loans originated for sale.

Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2022, total off-balance sheet commitments totaled $249.4 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.

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

During the three months ended March 31, 2022, we had significant cash inflows related to an increase in deposits of $217.2 million, primarily as a result of an increase in the number of new relationships and fluctuations in existing accounts.

Over the next twelve months, approximately $178.0 million of time deposits are expected to mature. As these time deposits mature, some of these deposits may not renew due to the competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, combined with our liquid investment portfolio, provides a stable funding base.

Investment Securities

Our investment securities, excluding held-to-maturity securities, totaled $134.8 million at March 31, 2022. At March 31, 2022, 52.76% and 29.38% of our investment portfolio consisted of mortgage-backed securities and obligations of states and political subdivisions, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $14.4 million from our securities during 2022. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.

During the quarter ended March 31, 2022, we had cash proceeds from sales, maturities, and/or prepayments of securities of $6.4 million, offset by cash outflows of $1.6 million related to investment securities purchased. Additionally, at March 31, 2022, securities available-for-sale totaled $134.8 million, of which $57.4 million have been pledged as collateral for borrowings and other commitments.

Future Contractual Obligations

Our estimated future obligations as of March 31, 2022 include both current and long-term obligations. Under our operating leases as discussed in Note 7, Leases, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, we have a current obligation of $0.8 million and a long-term obligation of $4.5 million. We also have a current obligation of $178.0 million and a long-term obligation of $1.0 million related to time deposits, as discussed in Note 6, Interest-Bearing Deposits, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. We have subordinated notes of $28.4 million, all of which are long-term obligations. Finally, we have one significant, long-term contract for core processing services. While the actual obligation is unknown and dependent on certain factors, including volume and activities, we estimate that our current obligation under this contract is $1.2 million and our long-term obligation is $0.2 million, which is estimated using 2021 average monthly expense extrapolated over the remaining life of the contract.

FHLB Financing

Further, the Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2022, the Bank had a total financing availability of $360.4 million, net of letters of credit issued of $495.5 million.

Dividends

A use of liquidity for the Company is shareholder dividends. The Company paid dividends to its shareholders totaling $7.5 million during the quarter, including a cash distribution in the amount of $4.9 million paid on March 17, 2022 to shareholders of record as of May 3, 2021, for the Company's final accumulated adjustments account payout, which is described in further detail in the Company’s Proxy Statement filed with the SEC and mailed to shareholders on April 6, 2022.

We expect to continue our current practice of paying quarterly cash dividends in respect to our common stock subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during 2022 at a rate of $0.15 per share, which is the rate of each of our last four quarterly dividend payments, our average total dividend paid each quarter would be approximately $2.6 million based on the number of current outstanding shares, which assumes no increases or decreases in the number of shares, and considering that unvested RSAs share equally in dividends with outstanding common stock.
Impact of Inflation
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
Historical Information
The following table summarizes our consolidated cash flow activities:

	Three months ended March 31,		Amount
(dollars in thousands)	2022	2021	Increase (Decrease)
Net cash provided by operating activities	$3,486	$8,601	$(5,115)
Net cash used in investing activities	(133,513)	(52,608)	(80,905)
Net cash provided by financing activities	209,662	188,106	21,556

Operating Activities

Net cash provided by operating activities decreased by $5.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in loans originated for sale, offset by an increase in proceeds from sale of loans. Various other, less material items made up the remainder of the change. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased by $80.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in loan originations, net of repayments, partially offset by a decrease in proceeds from the sale of securities available-for-sale and a decrease in purchases of securities available-for-sale.

Financing Activities

Net cash provided by financing activities increased by $21.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to growth in deposit account balances, partially offset by a decrease in cash dividends paid.
Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for loan losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.
Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our unaudited consolidated financial statements. As a bank holding company with less than $3.0 billion in total consolidated assets and that meets certain other criteria, we currently operate under the Small Bank Holding Company Policy Statement, and, accordingly, are exempt from the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) generally applicable risk-based capital ratio and leverage ratio requirements. The Bank is subject to minimum risk-based and leverage capital requirements under federal regulations implementing the Basel III framework, and to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of March 31, 2022, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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

The capital adequacy ratios as of March 31, 2022 and December 31, 2021 for Bancorp and the Bank are presented in the following tables. As of March 31, 2022 and December 31, 2021, Bancorp’s Tier 2 capital included subordinated debt, which was not included at the Bank level.

Capital Ratios for Bancorp	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital (to risk-weighted assets)	$288,468	13.07%	$176,568	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$236,059	10.70%	$132,369	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$236,059	10.70%	$99,277	≥ 4.50%	N/A	N/A
Tier 1 leverage	$236,059	9.02%	$104,682	≥ 4.00%	N/A	N/A
December 31, 2021
Total capital (to risk-weighted assets)	$285,128	13.98%	$163,177	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$122,382	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$91,787	≥ 4.50%	N/A	N/A
Tier 1 leverage	$233,397	9.47%	$98,600	≥ 4.00%	N/A	N/A

Capital Ratios for the Bank	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital (to risk-weighted assets)	$282,897	12.83%	$176,397	≥ 8.00%	$220,497	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$258,891	11.74%	$132,312	≥ 6.00%	$176,416	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$258,891	11.74%	$99,234	≥ 4.50%	$143,338	≥ 6.50%
Tier 1 leverage	$258,891	9.89%	$104,708	≥ 4.00%	$130,885	≥ 5.00%
December 31, 2021
Total capital (to risk-weighted assets)	$279,152	13.69%	$163,078	≥ 8.00%	$203,848	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$122,309	≥ 6.00%	$163,078	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$91,731	≥ 4.50%	$132,501	≥ 6.50%
Tier 1 leverage	$255,807	10.38%	$98,555	≥ 4.00%	$123,193	≥ 5.00%
1Presented as if Bancorp were subject to Basel III capital requirements. The Company operates under the Small Bank Holding Company Policy Statement and therefore is not currently subject to generally applicable capital adequacy requirements.
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

Allowance for loan losses to total loans held for investment, excluding PPP loans, is defined as allowance for loan losses, divided by total loans held for investment less PPP loans. The most directly comparable GAAP financial measure is allowance for loan losses to total loans held for investment.

Average loans held for investment and sale, excluding PPP loans, is defined as the daily average loans held for investment and sale, excluding the daily average PPP loans, and includes both performing and nonperforming loans. The most directly comparable GAAP measure is average loans held for investment and sale.

Average loan yield, excluding PPP loans, is defined as the daily average loan yield, excluding PPP loans, and includes both performing and nonperforming loans. The most directly comparable GAAP financial measure is average loan yield.
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
The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures, along with their most directly comparable financial measures calculated in accordance with GAAP.

Allowance for loan losses to total loans held for investment, excluding PPP loans (dollars in thousands)	March 31, 2022	December 31, 2021
Allowance for loan losses (numerator)	$23,904	$23,243
Total loans held for investment	2,080,158	1,934,460
Less: PPP loans	1,528	22,124
Total loans held for investment, excluding PPP loans (denominator)	$2,078,630	$1,912,336
Allowance for loan losses to total loans held for investment, excluding PPP loans	1.15%	1.22%

	For the three months ended
Average loans held for investment and sale, excluding PPP loans (dollars in thousands)	March 31, 2022	March 31, 2021
Average loans held for investment and sale	$1,977,509	$1,526,130
Less: average PPP loans	8,886	176,384
Average loans held for investment and sale, excluding PPP loans	$1,968,623	$1,349,746

	For the three months ended
Average loan yield, excluding PPP loans (dollars in thousands)	March 31, 2022	March 31, 2021
Interest and fee income on loans	$22,091	$18,613
Less: interest and fee income on PPP loans	610	2,400
Interest and fee income on loans, excluding PPP loans	$21,481	$16,213
Annualized interest and fee income on loans, excluding PPP loans (numerator)	$87,117	$65,753

Average loans held for investment and sale	$1,977,509	$1,526,130
Less: average PPP loans	8,886	176,384
Average loans held for investment and sale, excluding PPP loans (denominator)	$1,968,623	$1,349,746
Average loan yield, excluding PPP loans	4.43%	4.87%
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable for a smaller reporting company.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2022 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, such controls.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.
ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Equity Securities
None.
(b)Use of Proceeds
Not applicable.
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Five Star Bancorp	10-Q	001-40379	3.1	June 17, 2021
3.2	Amended and Restated Bylaws of Five Star Bancorp	10-K	001-40379	3.2	February 25, 2022
4.1	Form of Common Stock Certificate of Five Star Bancorp	S-1	333-255143	4.1	April 26, 2021
10.1*	Executive Employment Agreement, dated March 23, 2022, between Five Star Bank and James Beckwith, effective January 3, 2022					Filed
10.2*
Five Star Bank Salary Continuation Agreement, dates September 1, 2007, as amended, between Five Star Bank and James Beckwith (included as Exhibit A to the Executive Employment Agreement filed herewith as Exhibit 10.1)
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
*Management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Star Bancorp
(registrant)

May 12, 2022	/s/ James Beckwith
Date	James Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

May 12, 2022	/s/ Heather Luck
Date	Heather Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)