Form 10-Q
period 2022-06-30
FIVE STAR BANCORP
filed 2022-08-11
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Yes ☐ No ☒
As of August 4, 2022, there were 17,245,983 shares of the registrant’s common stock, no par value, outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•uncertain market conditions and economic trends nationally, regionally, and particularly in Northern California and California, including as a result of the coronavirus, and variants thereof ("COVID-19");
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

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS

Cash and due from financial institutions	$66,423	$136,074
Interest-bearing deposits in banks	204,335	289,255
Cash and cash equivalents	270,758	425,329

Time deposits in banks	10,841	14,464
Securities available-for-sale, at fair value	122,426	148,807
Securities held-to-maturity, at amortized cost (fair value of $4,332 and $5,197 at June 30, 2022 and December 31, 2021, respectively)	4,477	4,946
Loans held for sale	12,985	10,671
Loans held for investment	2,380,511	1,934,460
Allowance for loan losses	(25,786)	(23,243)
Loans held for investment, net of allowance for loan losses	2,354,725	1,911,217

Federal Home Loan Bank of San Francisco (“FHLB”) stock	10,890	6,723
Operating leases, right-of-use asset ("ROUA")	4,472	—
Premises and equipment, net	1,768	1,773
Bank-owned life insurance ("BOLI"), net	14,444	11,203
Interest receivable and other assets	28,285	21,628
	$2,836,071	$2,556,761

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$1,006,066	$902,118
Interest-bearing	1,495,245	1,383,772
Total deposits	2,501,311	2,285,890

Subordinated notes, net	28,420	28,386
FHLB advances	60,000	—
Operating lease liability	4,739	—
Interest payable and other liabilities	8,401	7,439
Total liabilities	2,602,871	2,321,715

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,245,983 shares issued and outstanding at June 30, 2022; 17,224,848 shares issued and outstanding at December 31, 2021	219,023	218,444
Retained earnings	26,924	17,168
Accumulated other comprehensive loss, net	(12,747)	(566)
Total shareholders’ equity	233,200	235,046
	$2,836,071	$2,556,761
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and fee income
Loans, including fees	$24,841	$18,626	$46,932	$37,239
Taxable securities	423	338	813	597
Nontaxable securities	179	219	356	433
Interest-bearing deposits in other banks	518	125	710	229
	25,961	19,308	48,811	38,498
Interest expense
Deposits	1,021	568	1,566	1,267
FHLB advances	5	—	5	—
Subordinated notes	444	444	887	887
	1,470	1,012	2,458	2,154

Net interest income	24,491	18,296	46,353	36,344

Provision for loan losses	2,250	—	3,200	200

Net interest income after provision for loan losses	22,241	18,296	43,153	36,144

Non-interest income
Service charges on deposit accounts	130	106	238	196
Net gain on sale of securities available-for-sale	—	92	5	274
Gain on sale of loans	831	1,091	1,749	2,022
Loan-related fees	795	369	1,412	629
FHLB stock dividends	99	92	201	170
Earnings on BOLI	101	60	191	112
Other	41	36	386	59
	1,997	1,846	4,182	3,462
Non-interest expense
Salaries and employee benefits	5,553	4,939	11,228	9,636
Occupancy and equipment	513	441	1,033	892
Data processing and software	739	598	1,455	1,227
Federal Deposit Insurance Corporation ("FDIC") insurance	245	150	410	430
Professional services	568	1,311	1,122	2,843
Advertising and promotional	484	265	828	435
Loan-related expenses	389	218	667	447
Other operating expenses	1,714	1,658	3,037	2,474
	10,205	9,580	19,780	18,384

Income before provision for income taxes	14,033	10,562	27,555	21,222

Provision for income taxes	4,080	734	7,740	1,116

Net income	$9,953	$9,828	$19,815	$20,106

Basic earnings per common share	$0.58	$0.67	$1.15	$1.57
Diluted earnings per common share	$0.58	$0.67	$1.15	$1.57
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$9,953	$9,828	$19,815	$20,106

Net unrealized holding (loss) gain on securities available-for-sale during the period	(7,849)	903	(17,287)	(711)
Reclassification adjustment for net realized gains included in net income	—	(92)	(5)	(274)

Income tax (benefit) expense related to other comprehensive loss	(2,320)	133	(5,111)	72

Other comprehensive (loss) income	(5,529)	678	(12,181)	(1,057)

Total comprehensive income	$4,424	$10,506	$7,634	$19,049
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended June 30, 2022 and 2021
(Unaudited)
(In thousands, except share and per share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Three months ended June 30, 2021
Balance at March 31, 2021	11,007,005	$110,144	$21,623	$(390)	$131,377
Net income	—	—	9,828	—	9,828
Other comprehensive income	—	—	—	678	678
Stock offering	6,054,750	111,243	—	—	111,243
Stock issued under stock award plans	123,253	—	—	—	—
Stock compensation expense	—	150	—	—	150
Director stock compensation expense	40,500	810	—	—	810
Reclassification of retained deficit	—	(4,321)	4,321	—	—
Cash dividends paid ($3.25 per share)	—	—	(35,772)	—	(35,772)
Balance at June 30, 2021	17,225,508	$218,026	$—	$288	$218,314

Three months ended June 30, 2022
Balance at March 31, 2022	17,246,199	$218,721	$19,558	$(7,218)	$231,061
Net income	—	—	9,953	—	9,953
Other comprehensive loss	—	—	—	(5,529)	(5,529)
Stock issued under stock award plans	1,438	—	—	—	—
Stock compensation expense	—	161	—	—	161
Director stock compensation expense	—	141	—	—	141
Stock forfeitures	(1,654)	—	—	—	—
Cash dividends paid ($0.15 per share)	—	—	(2,587)	—	(2,587)
Balance at June 30, 2022	17,245,983	$219,023	$26,924	$(12,747)	$233,200
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six months ended June 30, 2022 and 2021
(Unaudited)
(In thousands, except share and per share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Six months ended June 30, 2021
Balance at December 31, 2020	11,000,273	$110,082	$22,348	$1,345	$133,775
Net income	—	—	20,106	—	20,106
Other comprehensive loss	—	—	—	(1,057)	(1,057)
Stock offering	6,054,750	111,243	—	—	111,243
Stock issued under stock award plans	132,707	—	—	—	—
Stock compensation expense	—	212	—	—	212
Director stock compensation expense	40,500	810	—	—	810
Stock forfeitures	(2,722)	—	—	—	—
Reclassification of retained deficit	—	(4,321)	4,321	—	—
Cash dividends paid ($4.25 per share)	—	—	(46,775)	—	(46,775)
Balance at June 30, 2021	17,225,508	$218,026	$—	$288	$218,314

Six months ended June 30, 2022
Balance at December 31, 2021	17,224,848	$218,444	$17,168	$(566)	$235,046
Net income	—	—	19,815	—	19,815
Other comprehensive loss	—	—	—	(12,181)	(12,181)
Stock issued under stock award plans	23,639	—	—	—	—
Stock compensation expense	—	330	—	—	330
Director stock compensation expense	—	249	—	—	249
Stock forfeitures	(2,504)	—	—	—	—
Cumulative effect of adoption of Acounting Standards Codification ("ASC") 842 on retained earnings	—	—	68	—	68
Cash dividends paid ($0.75 per share)	—	—	(10,127)	—	(10,127)
Balance at June 30, 2022	17,245,983	$219,023	$26,924	$(12,747)	$233,200
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2022 and 2021
(Unaudited)
(In thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$19,815	$20,106
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,200	200
Loans originated for sale	(36,964)	(22,355)
Gain on sale of loans	(1,749)	(2,022)
Proceeds from sale of loans	25,728	22,037
Net gain on sale of securities available-for-sale	(5)	(274)
Earnings on BOLI	(191)	(112)
Stock compensation expense	330	212
Director stock compensation expense	249	810
Change in deferred loan fees	158	843
Amortization and accretion of security premiums and discounts	659	736
Amortization of subordinated notes issuance costs	34	27
Depreciation and amortization	316	265
Decrease in operating lease liability	(482)	—
Amortization of operating lease ROUA	496	—
Deferred taxes	—	(4,727)
Net changes in:
Interest receivable and other assets	(1,557)	(1,223)
Interest payable and other liabilities	1,295	7,246
Net cash provided by operating activities	11,332	21,769
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	1,623	16,182
Maturities, prepayments, and calls of securities available-for-sale	8,977	7,822
Purchases of securities available-for-sale	(1,641)	(69,070)
Net change in time deposits in banks	3,623	4,254
Loan originations, net of repayments	(436,195)	(78,562)
Purchase of premises and equipment	(311)	(245)
Purchase of FHLB stock	(4,223)	(491)
Purchase of BOLI	(3,050)	(2,300)
Net cash used in investing activities	(431,197)	(122,410)
Cash flows from financing activities:
Net change in deposits	215,421	282,284
Proceeds from issuance of stock	—	111,243
FHLB advances	60,000	—
Cash dividends paid	(10,127)	(46,775)
Net cash provided by financing activities	265,294	346,752
Net change in cash and cash equivalents	(154,571)	246,111
Cash and cash equivalents at beginning of period	425,329	290,493
Cash and cash equivalents at end of period	$270,758	$536,604
Supplemental disclosure of cash flow information:
Interest paid	$1,345	$2,217
Income taxes paid	$5,200	$1,050
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans held for investment to loans held for sale	$10,671	$4,820
Unrealized loss on securities	$(17,287)	$(711)
Operating lease liabilities recorded in conjunction with adoption of ASC 842	$5,221	$—
ROUA recorded in conjunction with adoption of ASC 842	$4,974	$—
Cumulative effect of adoption of ASC 842 on retained earnings	$68	$—
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
The Company, through the Bank, provides financial services to customers who are predominately small and middle-market businesses, professionals, and individuals residing in the Northern California region. The Company's primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit, and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has seven branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, and Yuba City, and one loan production office in Sacramento.
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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2022.
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

	Three months ended		Six months ended
(in thousands, except share and per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$9,953	$9,828	$19,815	$20,106
Weighted average basic common shares outstanding	17,125,715	14,650,208	17,114,169	12,824,125
Add: Dilutive effects of assumed vesting of restricted stock	23,734	17,596	42,872	8,841
Weighted average diluted common shares outstanding	17,149,449	14,667,804	17,157,041	12,832,966
Earnings per common share:
Basic EPS	$0.58	$0.67	$1.15	$1.57
Diluted EPS	$0.58	$0.67	$1.15	$1.57
During the three and six months ended June 30, 2022 and 2021, there were no outstanding stock options. Additionally, the Company did not have any anti-dilutive shares at June 30, 2022.
For the three and six months ended June 30, 2021, pro forma EPS is calculated by applying a C Corporation statutory tax rate of 29.56% to net income before provision for income taxes and using the determined pro forma net income balance to calculate EPS. For the three and six months ended June 30, 2022, pro forma EPS is actual EPS given that the Company was a C Corporation for the entire three- and six-month periods. The following reconciliation table provides a detailed calculation of pro forma EPS:

	Three months ended		Six months ended
(in thousands, except share and per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income before provision for income taxes - GAAP	$14,033	$10,562	$27,555	$21,222
Less: Actual/pro forma provision for income taxes	4,080	3,122	7,740	6,273
Actual/pro forma net income	$9,953	$7,440	$19,815	$14,949

Weighted average basic common shares outstanding	17,125,715	14,650,208	17,114,169	12,824,125
Add: Dilutive effects of assumed vesting of restricted stock	23,734	17,596	42,872	8,841
Weighted average diluted common shares outstanding	17,149,449	14,667,804	17,157,041	12,832,966

Earnings per common share:
Basic EPS (actual/pro forma)	$0.58	$0.51	$1.15	$1.17
Diluted EPS (actual/pro forma)	$0.58	$0.51	$1.15	$1.16

Reclassifications

Certain amounts reported in previous consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect previously reported amounts of net income, total assets, or total shareholders’ equity.
Note 2: Recently Issued Accounting Standards
The following reflect recent accounting standards that have been adopted or are pending adoption by the Company. As discussed in Note 1, Basis of Presentation, the Company qualifies as an emerging growth company, and as such, has elected to use the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below indicate effective dates for the Company as an emerging growth company with the extended transition period.
Accounting Standards Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Among other things, ASU 2016-02 requires lessees to recognize most leases on the balance sheet, thus increasing reported assets and liabilities. Lessor accounting remains substantially similar to historical GAAP. The FASB has issued incremental guidance to Topic 842 standard through ASU No. 2018-10, 2018-11, and 2021-05. The Company has elected to use the transition relief approach as provided in ASU 2018-11, which permits the Company to use January 1, 2022 as both the application date and the adoption date, rather than the modified retrospective approach. The Company also elected certain relief options offered within the new standard, which include the package of practical expedients, the option not to recognize an ROUA and lease liability that arise from short-term leases (i.e., leases with terms of 12 months or less), and the option of hindsight when determining lease term. Substantially all of the Company’s lease agreements are considered operating leases and were not previously recognized on the Company’s balance sheets. As of January 1, 2022, the Company recorded an ROUA and corresponding lease liability for all applicable operating leases. While the guidance increased the Company’s gross assets and liabilities, the adoption of ASU 2016-02 did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 11, Commitments and Contingencies, for more information.
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
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace the “incurred loss” model with a “current expected credit loss” (“CECL”) model. The CECL model will apply to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. The CECL model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statement of income and a related allowance for credit losses on the consolidated statement of condition at the time of origination or purchase of a loan receivable or held-to-maturity debt security. Likewise, subsequent changes in this estimate are recorded through credit loss expense and related allowance. The CECL model requires the use of not only relevant historical experience and current conditions, but reasonable and supportable forecasts of future events and circumstances, incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost. Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for loan losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. In March 2022, the FASB issued ASU No. 2022-02, which eliminates the recognition and measurement guidance on troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulties. ASU 2016-13, and subsequently, ASU 2022-02, are effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company believes the change from an incurred loss model to a CECL model has the potential to increase the allowance for loan losses at the adoption date, the Company cannot reasonably quantify the impact of the adoption of the amendments on its financial condition or results of operations at this time due to the complexity of and extensive changes resulting from these amendments. The Company is working with a third-party vendor to identify data gaps and determine the appropriate methodologies and resources to utilize in preparation for its transition to the new accounting standard, including but not limited to the use of certain tools to forecast future economic conditions that affect the cash flows of loans over their lifetime.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Additionally, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of ASC 848 and clarifies its guidance, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The amendments in these ASUs may be elected as of March 12, 2020 through December 31, 2022. An entity may choose to elect the amendments in these updates at an interim period subsequent to March 12, 2020, with adoption methods varying based on transaction type. The Company has not elected to apply these amendments; however, the Company is assessing the applicability of these ASUs and continues to monitor guidance for reference rate reform from the FASB and its impact on the Company’s consolidated financial statements.

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

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2022
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$122,426	$—	$122,426	$—	OCI
Derivatives – interest rate swap	40	—	40	—	NI
Liabilities:
Derivatives – interest rate swap	40	—	40	—	NI

December 31, 2021
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$148,807	$—	$148,807	$—	OCI
Derivatives – interest rate swap	92	—	92	—	NI
Liabilities:
Derivatives – interest rate swap	92	—	92	—	NI
1Other comprehensive income (“OCI”) or net income (“NI”).
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies' or government-sponsored enterprises’ ("GSEs") debt securities, mortgage-backed securities, government agency issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. As of June 30, 2022 and December 31, 2021, there were no Level 1 or Level 3 available-for-sale securities. The discounted cash flow model is used to determine the fair value of held-to-maturity securities.
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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent impaired loans and other real estate owned (“OREO”). As of June 30, 2022 and December 31, 2021, the Company did not carry any assets measured at fair value on a non-recurring basis.
Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments as of June 30, 2022 and December 31, 2021. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

	June 30, 2022			December 31, 2021
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$270,758	$270,758	Level 1	$425,329	$425,329	Level 1
Time deposits in banks	10,841	10,841	Level 1	14,464	14,464	Level 1
Securities available-for-sale	122,426	122,426	Level 2	148,807	148,807	Level 2
Securities held-to-maturity	4,477	4,332	Level 3	4,946	5,197	Level 3
Loans held for sale	12,985	13,616	Level 2	10,671	11,217	Level 2
Loans held for investment, net of allowance for loan losses	2,354,725	2,215,450	Level 3	1,911,217	1,893,431	Level 3
FHLB stock and other investments	16,636	N/A	N/A	12,464	N/A	N/A
Interest receivable	6,260	6,260	Level 2	5,332	5,332	Level 2
Interest rate swap	40	40	Level 2	92	92	Level 2
Financial liabilities:
Deposits	2,501,311	2,300,572	Level 2	2,285,890	2,210,555	Level 2
Interest payable	249	249	Level 2	23	23	Level 2
Interest rate swap	40	40	Level 2	92	92	Level 2
Subordinated notes	28,420	28,420	Level 3	28,386	28,386	Level 3
The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at June 30, 2022 and December 31, 2021:
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
Loans held for investment, net of allowance for loan losses: For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, which use interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness without considering widening credit spreads due to market illiquidity, which approximates the exit price notion. The allowance for loan losses is considered to be a reasonable estimate of loan discount for credit quality concerns.
Interest receivable and payable: For interest receivable and payable, the carrying amount is estimated to be fair value.
Derivatives - interest rate swap: See above for a discussion of the methods and assumptions used by the Company to estimate the fair value of derivatives.
Deposits: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date, as represented by their carrying amount. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow analysis that uses interest rates being offered at each reporting date by the Company for certificates with similar remaining maturities. For variable rate time deposits, cost approximates fair value.
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
A summary of the amortized cost and fair value related to securities held-to-maturity as of June 30, 2022 and December 31, 2021 is presented below.

(in thousands)		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
June 30, 2022
Obligations of states and political subdivisions	$4,477	$—	$(145)	$4,332
Total held-to-maturity	$4,477	$—	$(145)	$4,332
December 31, 2021
Obligations of states and political subdivisions	$4,946	$251	$—	$5,197
Total held-to-maturity	$4,946	$251	$—	$5,197
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
A summary of the amortized cost and fair value related to securities available-for-sale as of June 30, 2022 and December 31, 2021 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
June 30, 2022
U.S. government agencies	$17,114	$86	$(242)	$16,958
Mortgage-backed securities	76,442	3	(10,369)	66,076
Obligations of states and political subdivisions	44,490	9	(7,335)	37,164
Collateralized mortgage obligations	475	—	(27)	448
Corporate bonds	2,000	—	(220)	1,780
Total available-for-sale	$140,521	$98	$(18,193)	$122,426
December 31, 2021
U.S. government agencies	$19,824	$60	$(202)	$19,682
Mortgage-backed securities	82,517	94	(1,098)	81,513
Obligations of states and political subdivisions	44,732	525	(120)	45,137
Collateralized mortgage obligations	537	3	—	540
Corporate bonds	2,000	—	(65)	1,935
Total available-for-sale	$149,610	$682	$(1,485)	$148,807

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2022 and December 31, 2021 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	June 30, 2022				December 31, 2021
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$447	$433	$504	$508	$491	$516	$—	$—
After one but within five years	1,115	1,079	—	—	951	999	507	522
After five years through ten years	1,590	1,538	4,330	3,888	3,504	3,682	3,697	3,748
After ten years	1,325	1,282	39,656	32,768	—	—	40,528	40,867

Investment securities not due at a single maturity date:
U.S. government agencies	—	—	17,114	16,958	—	—	19,824	19,682
Mortgage-backed securities	—	—	76,442	66,076	—	—	82,517	81,513
Collateralized mortgage obligations	—	—	475	448	—	—	537	540
Corporate bonds	—	—	2,000	1,780	—	—	2,000	1,935
Total	$4,477	$4,332	$140,521	$122,426	$4,946	$5,197	$149,610	$148,807

Sales of investment securities and gross gains and losses are shown in the following table:

(in thousands)	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Available-for-sale:
Sales proceeds	$—	$4,726	$1,623	$16,182
Gross realized gains	—	92	5	274
Pledged investment securities are shown in the following table:

(in thousands)	June 30, 2022	December 31, 2021
Pledged to the State of California:
Securing deposits of public funds and borrowings	$21,667	$63,363
Total pledged investment securities	$21,667	$63,363
The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

(in thousands)	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
U.S. government agencies	$2,105	$(115)	$11,556	$(127)	$13,661	$(242)
Mortgage-backed securities	55,937	(8,671)	9,723	(1,698)	65,660	(10,369)
Obligations of states and political subdivisions	34,470	(7,029)	1,648	(306)	36,118	(7,335)
Collateralized mortgaged obligations	448	(27)	—	—	448	(27)
Corporate bonds	1,780	(220)	—	—	1,780	(220)
Total temporarily impaired securities	$94,740	$(16,062)	$22,927	$(2,131)	$117,667	$(18,193)

December 31, 2021
U.S. government agencies	$—	$—	$13,399	$(202)	$13,399	$(202)
Mortgage-backed securities	73,972	(1,046)	1,400	(52)	75,372	(1,098)
Obligations of states and political subdivisions	14,014	(112)	407	(8)	14,421	(120)
Corporate bonds	1,935	(65)	—	—	1,935	(65)
Total temporarily impaired securities	$89,921	$(1,223)	$15,206	$(262)	$105,127	$(1,485)
There were 151 and 91 available-for-sale securities in unrealized loss positions at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the investment portfolio included 24 investment securities that had been in a continuous loss position for twelve months or more and 127 investment securities that had been in a loss position for less than twelve months.

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
There was one held-to-maturity security in a continuous unrealized loss position at June 30, 2022. This security was in an unrealized loss position for less than 12 months. There were no held-to-maturity securities in a continuous loss position at December 31, 2021.
Obligations issued or guaranteed by government agencies such as the Government National Mortgage Association ("GNMA") and SBA or GSEs under conservatorship such as FNMA and FHLMC are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.
The Company’s investment in obligations of states and political subdivisions are deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $10.9 million and $6.7 million of FHLB stock at June 30, 2022 and December 31, 2021, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at June 30, 2022 and December 31, 2021. On April 28, 2022, FHLB announced a cash dividend for the first quarter of 2022 at an annualized dividend rate of 6.00%, which was paid on May 11, 2022. Cash dividends received on FHLB capital stock amounted to $0.1 million for the three months ended June 30, 2022 and 2021 and $0.2 million for the six months ended June 30, 2022 and 2021, and were recorded as non-interest income on the consolidated statements of income.
Note 5: Loans and Allowance for Loan Losses
The Company’s loan portfolio is its largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which the Company attempts to mitigate with strong underwriting. As of June 30, 2022 and December 31, 2021, the carrying value of total loans held for investment amounted to $2.4 billion and $1.9 billion, respectively. The following table presents the balance of each major product type within the Company’s portfolio as of the dates indicated.

(in thousands)	June 30, 2022	December 31, 2021
Real estate:
Commercial	$2,036,559	$1,586,232
Commercial land and development	9,439	7,376
Commercial construction	70,404	54,214
Residential construction	7,075	7,388
Residential	26,246	28,562
Farmland	50,434	54,805
Commercial:
Secured	136,155	137,062
Unsecured	24,262	21,136
Paycheck Protection Program (“PPP”)	—	22,124
Consumer and other	21,701	17,167
Subtotal	2,382,275	1,936,066
Less: Net deferred loan fees	1,764	1,606
Less: Allowance for loan losses	25,786	23,243
Loans held for investment, net of allowance for loan losses	$2,354,725	$1,911,217
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
Construction loans: With respect to construction loans that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the ultimate success of the project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored using on-site inspections and are generally considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

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
Loans rated watch: These are loans which have deficient loan quality and potentially significant issues, but losses do not appear to be imminent, and the issues are expected to be temporary in nature. The significant issues are typically: (i) a history of losses or events that threaten the borrower’s viability; (ii) a property with significant depreciation and/or marketability concerns; or (iii) poor or deteriorating credit, occasional late payments, and/or limited reserves but the loan is generally kept current. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.
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

The following table summarizes the credit quality indicators related to the Company’s loans by class as of June 30, 2022:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$2,020,665	$15,006	$888	$—	$2,036,559
Commercial land and development	9,439	—	—	—	9,439
Commercial construction	64,504	5,900	—	—	70,404
Residential construction	7,075	—	—	—	7,075
Residential	26,070	—	176	—	26,246
Farmland	50,434	—	—	—	50,434
Commercial:
Secured	135,071	932	152	—	136,155
Unsecured	24,262	—	—	—	24,262
PPP	—	—	—	—	—
Consumer	21,674	—	27	—	21,701
Total	$2,359,194	$21,838	$1,243	$—	$2,382,275
The following table summarizes the credit quality indicators related to the Company’s loans by class as of December 31, 2021:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$1,575,006	$1,970	$9,256	$—	$1,586,232
Commercial land and development	7,376	—	—	—	7,376
Commercial construction	48,288	5,926	—	—	54,214
Residential construction	7,388	—	—	—	7,388
Residential	28,384	—	178	—	28,562
Farmland	54,805	—	—	—	54,805
Commercial:
Secured	135,131	751	1,180	—	137,062
Unsecured	21,136	—	—	—	21,136
PPP	22,124	—	—	—	22,124
Consumer	17,167	—	—	—	17,167
Total	$1,916,805	$8,647	$10,614	$—	$1,936,066
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

The age analysis of past due loans by class as of June 30, 2022 consisted of the following:

(in thousands)	Past Due
	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$2,036,559	$2,036,559
Commercial land and development	—	—	—	9,439	9,439
Commercial construction	—	—	—	70,404	70,404
Residential construction	—	—	—	7,075	7,075
Residential	—	—	—	26,246	26,246
Farmland	—	—	—	50,434	50,434
Commercial:
Secured	—	—	—	136,155	136,155
Unsecured	—	—	—	24,262	24,262
PPP	—	—	—	—	—
Consumer and other	129	—	129	21,572	21,701
Total	$129	$—	$129	$2,382,146	$2,382,275
There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of June 30, 2022.
The age analysis of past due loans by class as of December 31, 2021 consisted of the following:

(in thousands)	Past Due		Total Past Due	Current	Total Loans Receivable
	30-89 Days	Greater Than 90 Days
Real estate:
Commercial	$—	$—	$—	$1,586,232	$1,586,232
Commercial land and development	—	—	—	7,376	7,376
Commercial construction	—	—	—	54,214	54,214
Residential construction	—	—	—	7,388	7,388
Residential	—	—	—	28,562	28,562
Farmland	—	—	—	54,805	54,805
Commercial:
Secured	—	—	—	137,062	137,062
Unsecured	—	—	—	21,136	21,136
PPP	—	—	—	22,124	22,124
Consumer and other	334	—	334	16,833	17,167
Total	$334	$—	$334	$1,935,732	$1,936,066
There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of December 31, 2021.

Impaired Loans
Information related to impaired loans as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022			December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Commercial	$114	$114	$—	$122	$122	$—
Residential	176	176	—	178	178	—
Commercial:
Secured	—	—	—	116	116	—
Consumer and other	12	12	—	—	—	—
	302	302	—	416	416	—

With an allowance recorded:
Commercial:
Secured	152	152	152	172	172	172
	152	152	152	172	172	172

Total by category:
Real estate:
Commercial	114	114	—	122	122	—
Residential	176	176	—	178	178	—
Commercial:
Secured	152	152	152	288	288	172
Consumer and other	12	12	—	—	—	—
Total impaired loans	$454	$454	$152	$588	$588	$172
No collateral dependent loans were in process of foreclosure at June 30, 2022 or December 31, 2021.

Information related to impaired loans for the three months ended June 30, 2022 and 2021 consisted of the following:

	Three months ended June 30,
	2022		2021
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial	$116	$—	$132	$—
Residential	177	—	181	—
Commercial:
Secured	—	—	122	—
Consumer and other	27	—	—	—
	320	—	435	—

With an allowance recorded:
Commercial:
Secured	566	—	—	—
	566	—	—	—

Total by category:
Real estate:
Commercial	116	—	132	—
Residential	177	—	181	—
Commercial:
Secured	566	—	122	—
Consumer and other	27	—	—	—
Total impaired loans	$886	$—	$435	$—

Information related to impaired loans for the six months ended June 30, 2022 and 2021 consisted of the following:

	Six months ended June 30,
	2022		2021
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial	$118	$—	$134	$—
Residential	177	—	182	—
Commercial:
Secured	58	—	126	—
Consumer and other	28	—	—	—
	381	—	442	—

With an allowance recorded:
Commercial:
Secured	651	—	—	—
Consumer and other	13	—	36	—
	664	—	36	—

Total by category:
Real estate:
Commercial	118	—	134	—
Residential	177	—	182	—
Commercial:
Secured	709	—	126	—
Consumer and other	41	—	36	—
Total impaired loans	$1,045	$—	$478	$—
Non-accrual loans, segregated by class, were as follows as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Real estate:
Commercial	$114	$122
Residential	176	178
Commercial:
Secured	152	288
Total non-accrual loans	$442	$588
The amount of foregone interest income related to non-accrual loans was $6.9 thousand and $25.1 thousand for the three and six months ended June 30, 2022, respectively, compared to $6.8 thousand and $13.6 thousand for the three and six months ended June 30, 2021, respectively.

Troubled Debt Restructuring ("TDR")
There were no loans outstanding with a TDR designation at June 30, 2022 or December 31, 2021.
Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as subsequently amended by the Consolidated Appropriations Act, 2021, provided TDR relief for borrowers affected by the COVID-19 pandemic. Specifically, the CARES Act, as amended, specified that to be eligible not to be considered a TDR, a loan modification must be: (i) related to the COVID-19 pandemic; (ii) executed on a loan that was not more than 30 days past due as of December 31, 2020; and (iii) executed between March 1, 2020, and the earlier of: (a) 60 days after the date of termination of the federal national emergency; or (b) January 1, 2022. In accordance with section 4013 of the CARES Act, the Company elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated TDRs under existing GAAP. As of June 30, 2022, two borrowing relationships with two loans totaling $0.1 million were continuing to benefit from payment relief. The Company accrues and recognizes interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

The following table discloses activity in the allowance for loan losses for the periods presented.

	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
Three months ended June 30, 2022
Beginning balance	$13,868	$66	$430	$40	$208	$611	$7,039	$246	$—	$1,088	$308	$23,904
Charge-offs	—	—	—	—	—	—	(273)	—	(21)	(259)	—	(553)
Recoveries	—	—	—	—	—	—	40	—	—	145	—	185
Provision (recapture)	2,753	2	78	11	(20)	5	(522)	19	21	(437)	340	2,250
Ending balance	$16,621	$68	$508	$51	$188	$616	$6,284	$265	$—	$537	$648	$25,786
Three months ended June 30, 2021
Beginning balance	$10,219	$80	$504	$57	$188	$578	$8,918	$195	$—	$600	$932	$22,271
Charge-offs	—	—	—	—	—	—	(183)	—	—	(72)	—	(255)
Recoveries	—	—	—	—	—	—	47	—	—	90	—	137
Provision (recapture)	(111)	(5)	(13)	(11)	—	16	412	14	—	(134)	(168)	—
Ending balance	$10,108	$75	$491	$46	$188	$594	$9,194	$209	$—	$484	$764	$22,153

Six months ended June 30, 2022
Beginning balance	$12,869	$50	$371	$50	$192	$645	$6,859	$207	$—	$889	$1,111	$23,243
Charge-offs	—	—	—	—	—	—	(582)	—	(21)	(326)	—	(929)
Recoveries	—	—	—	—	—	—	85	—	—	187	—	272
Provision (recapture)	3,752	18	137	1	(4)	(29)	(78)	58	21	(213)	(463)	3,200
Ending balance	$16,621	$68	$508	$51	$188	$616	$6,284	$265	$—	$537	$648	$25,786
Six months ended June 30, 2021
Beginning balance	$9,358	$77	$821	$87	$220	$615	$9,476	$179	$—	$632	$724	$22,189
Charge-offs	—	—	—	—	—	—	(440)	—	—	(72)	—	(512)
Recoveries	—	—	—	—	—	—	134	—	—	142	—	276
Provision (recapture)	750	(2)	(330)	(41)	(32)	(21)	24	30	—	(218)	40	200
Ending balance	$10,108	$75	$491	$46	$188	$594	$9,194	$209	$—	$484	$764	$22,153

The following table summarizes the allocation of the allowance for loan losses by impairment methodology for the periods presented.

	Real Estate						Commercial
(in thousands)	Comml	Comml Land and Devel	Comml Const	Resid Const	Resid	Farm- land	Secured	Unsec	PPP	Consu	Unal	Total
As of June 30, 2022:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$152	$—	$—	$—	$—	$152
Loans collectively evaluated for impairment	16,621	68	508	51	188	616	6,132	265	—	537	648	25,634
Ending balance	$16,621	$68	$508	$51	$188	$616	$6,284	$265	$—	$537	$648	$25,786
Loans:
Ending balance individually evaluated for impairment	$114	$—	$—	$—	$176	$—	$152	$—	$—	$12	$—	$454
Ending balance collectively evaluated for impairment	2,036,445	9,439	70,404	7,075	26,070	50,434	136,003	24,262	—	21,689	—	2,381,821
Ending balance	$2,036,559	$9,439	$70,404	$7,075	$26,246	$50,434	$136,155	$24,262	$—	$21,701	$—	$2,382,275

As of December 31, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$172	$—	$—	$—	$—	$172
Loans collectively evaluated for impairment	12,869	50	371	50	192	645	6,687	207	—	889	1,111	23,071
Ending balance	$12,869	$50	$371	$50	$192	$645	$6,859	$207	$—	$889	$1,111	$23,243
Loans:
Ending balance individually evaluated for impairment	$122	$—	$—	$—	$178	$—	$288	$—	$—	$—	$—	$588
Ending balance collectively evaluated for impairment	1,586,110	7,376	54,214	7,388	28,384	54,805	136,774	21,136	22,124	17,167	—	1,935,478
Ending balance	$1,586,232	$7,376	$54,214	$7,388	$28,562	$54,805	$137,062	$21,136	$22,124	$17,167	$—	$1,936,066

As of June 30, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,108	75	491	46	188	594	9,194	209	—	484	764	22,153
Ending balance	$10,108	$75	$491	$46	$188	$594	$9,194	$209	$—	$484	$764	$22,153
Loans:
Ending balance: individually evaluated for impairment	$130	$—	$—	$—	$181	$—	$120	$—	$—	$—	$—	$431
Ending balance: collectively evaluated for impairment	1,153,470	10,472	67,984	6,362	26,266	48,888	127,117	20,772	120,936	6,902	—	1,589,169
Ending balance	$1,153,600	$10,472	$67,984	$6,362	$26,447	$48,888	$127,237	$20,772	$120,936	$6,902	$—	$1,589,600

Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.3 billion and $941.2 million at June 30, 2022 and December 31, 2021, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $33.4 million at June 30, 2022 and December 31, 2021, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 8, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Related Party Loans
The Company has, and expects to continue to have, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their businesses or associates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Loan commitments to insiders and affiliates, net of cash collateral, totaled $8.9 million at June 30, 2022 and $9.7 million at December 31, 2021.
Note 6: Interest-Bearing Deposits
Interest-bearing deposits consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Interest-bearing transaction accounts	$221,024	$278,406
Savings accounts	94,122	88,536
Money market accounts	976,093	912,558
Time accounts, $250 or more	187,628	77,868
Other time accounts	16,378	26,404
Total interest-bearing deposits	$1,495,245	$1,383,772
Time deposits totaled $204.0 million and $104.3 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2022	$188,847
2023	14,500
2024	120
2025	538
2026	1
Total time deposits	$204,006

Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of network deposits for June 30, 2022 and December 31, 2021. There were no one-way deposits at June 30, 2022 and December 31, 2021. The composition of network deposits as of June 30, 2022 and December 31, 2021 was as follows:

(in thousands)	June 30, 2022	December 31, 2021
CDARS	$12,388	$22,411
ICS	321,899	307,636
Total network deposits	$334,287	$330,047
At June 30, 2022 and December 31, 2021, deposits from related parties (directors, executive officers, and principal shareholders) totaled $35.8 million and $32.4 million, respectively.
Interest expense recognized on interest-bearing deposits for periods ended June 30, 2022 and 2021 consisted of the following:

	Three months ended		Six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest-bearing transaction accounts	$66	$37	$136	$75
Savings accounts	38	19	63	34
Money market accounts	679	475	1,045	1,057
Time accounts, $250 or more	226	8	286	15
Other time accounts	12	29	36	86
Total interest expense on interest-bearing deposits	$1,021	$568	$1,566	$1,267
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
The Company leases its Sacramento loan production office from a partnership comprised of some of the Company’s shareholders and certain members of its board of directors. The Sacramento loan production office lease extends through April 2023. Additionally, the Company leased its Natomas branch from the same partnership of related parties until July 13, 2021, at which time ownership of the property was transferred to an unrelated third-party landlord. Rent expense paid to the partnership under these leases was insignificant for the three and six months ended June 30, 2022, and $0.1 million for the three and six months ended June 30, 2021.

The Company adopted ASU 2016-02, Leases (Topic 842) as of January 1, 2022, which requires the Company to record an ROUA on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability on the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is the lessee of real estate property for branches and operations. The Company elected not to include short-term leases (i.e., leases with initial terms of 12 months or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, if any, such as changes in the Consumer Price Index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes, and insurance were unknown and not determinable at lease commencement and, therefore, were not included in the determination of the Company’s ROUA and lease liability.

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

The following table presents the components of lease expense for the three and six months ended June 30, 2022:

(in thousands)	Three months ended June 30, 2022	Six months ended June 30, 2022
Operating lease cost	$278	$563
Short-term lease cost	—	—
Variable lease cost	—	—
Sublease income	(5)	(11)
Total lease cost	$273	$552

Prior to the adoption of ASU 2016-02, rent expense under operating leases was $0.3 million and $0.5 million during the three and six months ended June 30, 2021, respectively. Rent expense was partially offset by rent income of $5.2 thousand and $10.4 thousand during the three and six months ended June 30, 2021, respectively.

The following table presents the weighted average operating lease term and discount rate at June 30, 2022:

June 30, 2022
Weighted average remaining lease term (in years)	5.72 years
Weighted average discount rate	2.15%

The following table shows the future expected operating lease payments under the Company's operating lease agreements as of June 30, 2022:

(in thousands)
2022	$534
2023	1,009
2024	984
2025	767
2026	665
Thereafter	1,107
Total expected operating lease payments	5,066
Discount for present value of expected cash flows	(327)
Lease liability at June 30, 2022	$4,739
Note 8: Long Term Debt and Other Borrowings
Subordinated notes: On November 8, 2019, the Company completed a private placement of $3.8 million of fixed-to-floating rate subordinated notes to certain qualified investors. All of the debt was purchased by four existing or former members of the board of directors or their affiliates. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 5.50% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR plus 354.4 basis points (5.54% as of June 30, 2022) until maturity. The notes include a right of prepayment, on or after September 30, 2022 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
On September 28, 2017, the Company completed a private placement of $25.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $8.0 million is owned by an entity that is controlled by a member of the board of directors and three principal shareholders. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 15, 2022. On that date, the interest rate will be adjusted to float at a rate equal to the three-month LIBOR plus 404.4 basis points (6.04% as of June 30, 2022) until maturity. The notes include a right of prepayment, on or after September 28, 2022 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Debt issuance costs incurred in conjunction with the notes were $0.6 million, of which $0.3 million has been amortized as of June 30, 2022. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At June 30, 2022 and December 31, 2021, the Company’s subordinated debt outstanding was $28.4 million.
Other borrowings: In 2005, and through an amendment in 2014, the Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $885.5 million at June 30, 2022 and $696.3 million at December 31, 2021. At June 30, 2022 and December 31, 2021, the Company had $60.0 million and no outstanding borrowings, respectively. As of June 30, 2022 and December 31, 2021, the Company had letters of credit (“LCs”) issued on its behalf totaling $545.5 million and $420.5 million, respectively, as discussed below.
At June 30, 2022 and December 31, 2021, LCs totaling $155.5 million and $80.5 million, respectively, were pledged to secure State of California deposits, and LCs totaling $390.0 million and $340.0 million, respectively, were pledged to secure local agency deposits. The LCs issued reduced the Company’s available borrowing capacity to $280.0 million and $275.8 million as of June 30, 2022 and December 31, 2021, respectively.
At December 31, 2021, the Company had five unsecured federal funds lines of credit totaling $150.0 million with five of its correspondent banks, respectively. During the six months ended June 30, 2022, the borrowing capacity of one of the Company's existing unsecured federal funds lines of credit was increased by $10.0 million. As a result, at June 30, 2022, the Company had five unsecured federal funds lines of credit totaling $160.0 million with five of its correspondent banks, respectively. There were no amounts outstanding at June 30, 2022 and December 31, 2021.
At June 30, 2022 and December 31, 2021, the Company had the ability to borrow from the Federal Reserve Discount Window. At June 30, 2022 and December 31, 2021, the borrowing capacity under this arrangement was $17.6 million and $17.0 million, respectively. There were no amounts outstanding at June 30, 2022 and December 31, 2021. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios.
Note 9: Income Taxes
The Company terminated its status as a Subchapter S Corporation as of May 5, 2021, in connection with its IPO and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. As such, any periods prior to May 5, 2021 will only reflect a state income tax rate and corresponding tax expense. Pro forma net income is calculated by adding back S Corporation tax to net income and using a combined C Corporation statutory tax rate for federal and state income taxes of 29.56%. For the 2022 periods presented below, the tax rate reflects the actual effective tax rate for the three and six months ended June 30, 2022, as the Company was a C Corporation for the entirety of each period. The following reconciliation table provides a detailed calculation of the pro forma provision for income taxes:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income before provision for income taxes	$14,033	$10,562	$27,555	$21,222
Effective/pro forma tax rate	29.07%	29.56%	28.09%	29.56%
Actual/pro forma provision for income taxes	$4,080	$3,122	$7,740	$6,273
The provision for income tax for the three and six months ended June 30, 2022 and 2021 differs from the statutory federal rate of 21.00% due to the following items, which relate primarily to the Company’s conversion from an S Corporation to a C Corporation during the second quarter of 2021:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Statutory U.S. federal income tax	$2,947	$2,218	$5,787	$4,457
Increase (decrease) resulting from:
Benefit of S Corporation status	—	(766)	—	(3,004)
State taxes	1,201	1,444	2,358	1,825
C Corp conversion federal rate change	—	1,484	—	1,484
Deferred tax asset adjustment	—	(4,638)	—	(4,638)
Other	(68)	992	(405)	992
Provision for income taxes	$4,080	$734	$7,740	$1,116
For the three and six months ended June 30, 2022, the Company’s federal and state statutory tax rate, net of federal benefit, of 29.56%, differed from the effective tax rate of 20.77% used for the three and six months ended June 30, 2021 due to the termination of the Company's Subchapter S Corporation status as of May 5, 2021. For the three and six months ended June 30, 2021, the statutory California tax rate of 3.50% and the federal and state statutory rate, net of federal benefit, of 29.56%, were applied to the Company's income based on the number of days the Company was each type of corporation during 2021.

Note 10: Shareholders’ Equity
Dividends
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
Non-cash stock compensation expense recognized for the three months ended June 30, 2022 and 2021 was $0.3 million and $1.0 million, respectively. Non-cash stock compensation expense recognized for the six months ended June 30, 2022 and 2021 was $0.6 million and $1.0 million, respectively.
At June 30, 2022 and 2021, respectively, there were 107,824 and 129,551 unvested restricted shares. As of June 30, 2022, there was approximately $2.2 million of unrecognized compensation expense related to the 107,824 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s consolidated statements of income for the three and six months ended June 30, 2022 and 2021 was immaterial.
The following table summarizes activity related to restricted shares for the periods indicated:

	For the three months ended June 30,				For the six months ended June 30,
	2022		2021		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	138,856	$20.95	6,296	$18.91	127,751	$19.95	11,568	$21.25
Shares granted	1,438	25.02	163,755	20.00	23,639	28.29	173,207	19.89
Shares vested	(30,816)	21.25	(40,500)	20.00	(41,062)	22.15	(52,502)	20.10
Shares forfeited	(1,654)	23.79	—	—	(2,504)	22.50	(2,722)	18.88
End of the period balance	107,824	$20.88	129,551	$19.95	107,824	$20.88	129,551	$19.95

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
Off-balance sheet risk to loan loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance sheet instruments, including obtaining collateral at exercise of the commitment. The contractual amounts of unfunded loan commitments and standby letters of credit not reflected in the consolidated balance sheets were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Commercial lines of credit	$117,592	$137,354
Undisbursed construction loans	70,545	46,584
Undisbursed commercial real estate loans	76,768	47,793
Agricultural lines of credit	11,768	9,955
Undisbursed agricultural real estate loans	1,063	3,427
Other	2,261	3,764
Total commitments and standby letters of credit	$279,997	$248,877
The Company records an allowance for loan losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for loan losses on unfunded commitments totaled $0.1 million as of June 30, 2022 and December 31, 2021, which is recorded in interest payable and other liabilities in the consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 92.42% of the Company’s loans held for investment at June 30, 2022 and 89.87% of the Company’s loans held for investment at December 31, 2021. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At June 30, 2022, the Company had 78 deposit relationships that exceeded $5.0 million each, totaling $1.3 billion, or approximately 52.14% of total deposits. The Company’s largest single deposit relationship at June 30, 2022 totaled $175.5 million, or approximately 7.02% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $132.0 million and $147.2 million at June 30, 2022 and December 31, 2021, respectively.

Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Note 12: Subsequent Events
On July 21, 2022, the board of directors declared a $0.15 per common share dividend, totaling $2.6 million.

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

Management’s discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2022. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.
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
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and one loan production office. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At June 30, 2022, we had total assets of $2.8 billion, total loans held for investment, net of allowance for loan losses, of $2.4 billion, and total deposits of $2.5 billion.

Factors Affecting Comparability of Financial Results
S Corporation Status
Beginning at our inception, we elected to be taxed for U.S. federal income tax purposes as an S Corporation. In conjunction with our initial public offering (“IPO”), we filed consents from the requisite amount of our shareholders to revoke our S Corporation election with the Internal Revenue Service, resulting in the commencement of our taxation as a C Corporation for U.S. federal and California state income tax purposes in the second quarter of fiscal year 2021. Prior to such revocation, our earnings were not subject to, and we did not pay, U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our consolidated financial statements. While we were not subject to, and did not pay, U.S. federal income tax, we were subject to, and paid, California S Corporation income tax at a current rate of 3.50%. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax and a higher California state income tax on our taxable earnings for each year (including the short year beginning on the date our status as an S Corporation terminated), and our consolidated financial statements reflect a provision for U.S. federal income tax and a higher California state income tax from that date forward. As a result of this change, the net income and earnings per share (“EPS”) data presented in our historical financial statements for periods prior to the termination of our S Corporation status, and the other related financial information set forth in this filing, which (unless otherwise specified) do not include any provision for U.S. federal income tax or the higher California state income tax rate, will not be comparable with our net income and EPS in periods after we commenced being taxed as a C Corporation. As a C Corporation, our net income is calculated by including a provision for U.S. federal income tax and a higher California state income tax rate at a combined statutory rate of 29.56%.
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
Refer to the highlights of the financial results table within the section entitled “—Executive Summary” below for the impact of being taxed as a C Corporation on our net income, EPS, and various other financial measures for the three and six months ended June 30, 2022 and 2021.

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

Executive Summary
Net income for the three and six months ended June 30, 2022 totaled $10.0 million and $19.8 million, respectively, compared to net income of $9.8 million and $20.1 million for the three and six months ended June 30, 2021, respectively.
The following are highlights of our operating and financial performance for the periods presented:
•Assets. Total assets were $2.8 billion at June 30, 2022, representing a $279.3 million, or 10.92%, increase compared to $2.6 billion at December 31, 2021. The primary drivers of this increase are discussed below.
•Loans. Total loans held for investment were $2.4 billion at June 30, 2022, compared to $1.9 billion at December 31, 2021, an increase of $446.1 million, or 23.06%. The increase was primarily attributable to a $450.3 million net increase in commercial real estate loans and a $16.2 million net increase in commercial construction loans, partially offset by a $22.1 million net decrease in Paycheck Protection Program (“PPP”) loans.
•PPP Loans. All PPP loans had been forgiven, paid off by the borrower, or charged off as of June 30, 2022.
•Coronavirus Disease ("COVID-19") Deferments. As of June 30, 2022, two borrowing relationships with two loans totaling $0.1 million were on COVID-19 deferment. All but one of the loans that ended COVID-19 deferments during the quarter ended June 30, 2022 have returned to their pre-COVID-19 contractual payment structures with no risk rating downgrades to classified, nor any troubled debt restructuring ("TDR"). Of the loans that ended COVID-19 deferments in the quarter ended June 30, 2022, one is non-accrual and returned to its pre-COVID-19 risk rating of classified as of June 30, 2022. We anticipate that the remaining loans on COVID-19 deferment will return to their pre-COVID-19 contractual payment statuses after their COVID-19 deferments end.
•Non-accrual Loans. Credit quality remains strong, with non-accrual loans representing $0.4 million, or 0.02% of total loans held for investment, at June 30, 2022, compared to $0.6 million, or 0.03% of total loans held for investment, at December 31, 2021. The ratio of allowance for loan losses to total loans held for investment, or total loans at period end, was 1.08% at June 30, 2022 and 1.20% at December 31, 2021.
•Return on Average Assets (“ROAA”) and Return on Average Equity (“ROAE”). ROAA and ROAE were 1.45% and 17.20%, respectively, for the three months ended June 30, 2022, as compared to ROAA of 1.75% and ROAE of 24.25% for the three months ended June 30, 2021. Pro forma ROAA and ROAE for the three months ended June 30, 2022 were equal to actual ROAA and ROAE of 1.45% and 17.20%, respectively, as compared to pro forma ROAA of 1.33% and pro forma ROAE of 18.36% for the three months ended June 30, 2021. ROAA and ROAE were 1.49% and 17.07%, respectively, for the six months ended June 30, 2022, as compared to ROAA of 1.89% and ROAE of 27.78% for the six months ended June 30, 2021. Pro forma ROAA and ROAE for the six months ended June 30, 2022 were equal to actual ROAA and ROAE of 1.49% and 17.07%, respectively, as compared to pro forma ROAA of 1.41% and pro forma ROAE of 20.66% for the six months ended June 30, 2021.
•Net Interest Margin. Net interest margin was 3.70% and 3.65% for the three and six months ended June 30, 2022, respectively, and 3.48% and 3.65% for the three and six months ended June 30, 2021, respectively. The increase in net interest margin for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to increases in yields on interest-earning deposits with banks and investment securities, partially offset by decreases in average loan yields.
•Efficiency Ratio. Efficiency ratio was 38.53% for the three months ended June 30, 2022, down from 47.56% for the corresponding period of 2021. Additionally, efficiency ratio was 39.14% for the six months ended June 30, 2022, down from 46.18% for the corresponding period of 2021. The decreases were primarily attributable to increases in net interest income period-over-period.
•Deposits. Total deposits increased by $215.4 million from $2.3 billion at December 31, 2021 to $2.5 billion at June 30, 2022. Deposit increases were primarily attributable to an increase in the number of new deposit relationships, as well as normal fluctuations in some of our large existing accounts. Non-interest-bearing deposits increased by $103.9 million in the first six months of 2022 to $1.0 billion, and represented 40.22% of total deposits at June 30, 2022, compared to 39.46% of total deposits at December 31, 2021. Our loan to deposit ratio was 95.69% at June 30, 2022, compared to 85.09% at December 31, 2021.

•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of June 30, 2022. The total risk-based capital ratio for the Company was 11.77% at June 30, 2022, compared to 13.98% at December 31, 2021. The Tier 1 leverage ratio was 8.81% at June 30, 2022, compared to 9.47% at December 31, 2021. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.15 per share on April 21, 2022.
Highlights of the financial results are presented in the following tables:

(dollars in thousands)	June 30, 2022	December 31, 2021
Selected financial condition data:
Total assets	$2,836,071	$2,556,761
Total loans held for investment	2,380,511	1,934,460
Total deposits	2,501,311	2,285,890
Total subordinated notes, net	28,420	28,386
Total shareholders’ equity	233,200	235,046
Asset quality ratios:
Allowance for loan losses to total loans held for investment	1.08%	1.20%
Allowance for loan losses to total loans held for investment, excluding PPP loans[1]	1.08%	1.22%
Allowance for loan losses to non-accrual loans	5,834.88%	3,954.30%
Non-accrual loans to total loans held for investment	0.02%	0.03%
Capital ratios:
Total capital (to risk-weighted assets)	11.77%	13.98%
Tier 1 capital (to risk-weighted assets)	9.62%	11.44%
Common equity Tier 1 capital (to risk-weighted assets)	9.62%	11.44%
Tier 1 leverage	8.81%	9.47%
Total shareholders’ equity to total assets ratio	8.22%	9.19%
Tangible shareholders’ equity to tangible assets[2]	8.22%	9.19%

	For the three months ended		For the six months ended
(dollars in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Selected operating data:
Net interest income	$24,491	$18,296	$46,353	$36,344
Provision for loan losses	2,250	—	3,200	200
Non-interest income	1,997	1,846	4,182	3,462
Non-interest expense	10,205	9,580	19,780	18,384
Net income	9,953	9,828	19,815	20,106
Net income per common share:
Basic	$0.58	$0.67	$1.15	$1.57
Diluted	$0.58	$0.67	$1.15	$1.57
Selected pro forma operating data:
Pro forma net income[3]	9,953	7,440	19,815	14,949
Pro forma provision for income taxes[3]	4,080	3,122	7,740	6,273
Pro forma net income per common share[3]:
Basic	$0.58	$0.51	$1.15	$1.17
Diluted	$0.58	$0.51	$1.15	$1.16
Performance and other financial ratios:
ROAA	1.45%	1.75%	1.49%	1.89%
ROAE	17.20%	24.25%	17.07%	27.78%
Net interest margin	3.70%	3.48%	3.65%	3.65%
Cost of funds	0.24%	0.20%	0.20%	0.22%
Efficiency ratio	38.53%	47.56%	39.14%	46.18%
Cash dividend payout ratio on common stock[4]	25.86%	484.46%	26.09%	271.08%
Selected pro forma ratios:
Pro forma ROAA[3,5]	1.45%	1.33%	1.49%	1.41%
Pro forma ROAE[3,5]	17.20%	18.36%	17.07%	20.66%
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
3For the three and six months ended June 30, 2021, we calculate our pro forma net income, provision for income taxes, net income per common share, ROAA, and ROAE by adding back our S Corporation tax to net income and applying a combined C Corporation effective tax rate for U.S. federal and California state income taxes of 29.56%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. For the three and six months ended June 30, 2022, our pro forma provision for income tax expense is the same as our actual C Corporation provision, given that the Company was taxed as a C Corporation for the entirety of the three- and six-month periods, and thus pro forma calculations for the three and six months ended June 30, 2022 are equal to actuals.
4Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic net income per common share.
5Pro forma ROAA and ROAE are calculated using pro forma net income balances, with no adjustments to average assets and average equity balances.

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
Net Interest Income
Net interest income is the most significant contributor to our net income. Net interest income represents interest income from interest-earning assets, such as loans and investments, less interest expense on interest-bearing liabilities, such as deposits, Federal Home Loan Bank of San Francisco ("FHLB") advances, subordinated notes, and other borrowings, which are used to fund those assets. In evaluating our net interest income, we measure and monitor yields on our interest-earning assets and interest-bearing liabilities as well as trends in our net interest margin. Net interest margin is a ratio calculated as net interest income divided by total interest-earning assets for the same period. We manage our earning assets and funding sources in order to maximize this margin while limiting credit risk and interest rate sensitivity to our established risk appetite levels. Changes in market interest rates and competition in our market typically have the largest impact on periodic changes in our net interest margin.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net interest income increased by $6.2 million, or 33.86%, to $24.5 million for the three months ended June 30, 2022 from $18.3 million for the three months ended June 30, 2021. Our net interest margin of 3.70% for the three months ended June 30, 2022 increased from 3.48% for the three months ended June 30, 2021, primarily due to an increase in average yields on interest-earning deposits with banks and investment securities. Yields on interest-earning deposits with banks increased due to three Federal Reserve rate increases totaling 1.50% that occurred between June 30, 2021 and June 30, 2022. Additionally, yields on investment securities increased as a result of the Federal Reserve rate hikes discussed above, as U.S. government agencies are indexed to the prime rate, which resets quarterly and changes commensurate with changes that occur to Federal Reserve rates. These increases were partially offset by a decrease in average loan yields, which decreased from 4.73% for the three months ended June 30, 2021 to 4.47% for the three months ended June 30, 2022. This decrease was primarily due to changes in the macroeconomic environment, which caused a majority of the Company’s fixed-rate loans to recognize lower yields in the current quarter than those recognized in the same quarter of 2021. The rates associated with the index utilized for a significant portion of the Company’s variable rate loans, the United States 5 Year Treasury index, were higher during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, but a majority of these loans were not scheduled to reprice during the three months ended June 30, 2022, which also contributed to the downward trend in average loan yields. New loan originations drove increases in the average daily balance of loans from the three months ended June 30, 2021 to the three months ended June 30, 2022, which partially offset the aforementioned declining average loan yields.

Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the three months ended June 30, 2022			For the three months ended June 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits with banks[1]	$294,491	$518	0.71%	$378,000	$125	0.13%
Investment securities[2]	132,975	602	1.82%	149,814	557	1.49%
Loans held for investment and sale[1,3]	2,227,215	24,841	4.47%	1,578,438	18,626	4.73%
Total interest-earning assets[1]	2,654,681	25,961	3.92%	2,106,252	19,308	3.68%
Interest receivable and other assets, net	98,972			140,757
Total assets	$2,753,653			$2,247,009
Liabilities and shareholders’ equity
Interest-bearing transaction accounts	$255,665	$66	0.10%	$150,852	$37	0.10%
Savings accounts	96,867	38	0.16%	75,424	19	0.10%
Money market accounts	981,366	679	0.28%	949,448	475	0.20%
Time accounts	174,991	238	0.55%	36,773	37	0.40%
Subordinated debt and other borrowings[1]	29,618	449	6.07%	28,339	444	6.27%
Total interest-bearing liabilities	1,538,507	1,470	0.38%	1,240,836	1,012	0.33%
Demand accounts	969,053			827,992
Interest payable and other liabilities	13,937			15,621
Shareholders’ equity	232,156			162,560
Total liabilities and shareholders’ equity	$2,753,653			$2,247,009
Net interest spread[4]			3.54%			3.35%
Net interest income/margin[5]		$24,491	3.70%		$18,296	3.48%
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
Analysis of changes in interest income and expenses. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average yields/rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average yield/rate. The effect of rate changes is calculated by multiplying the change in average yield/rate by the previous period’s volume. Changes not solely attributable to volume or yields/rates have been allocated in proportion to the respective volume and yield/rate components.

	For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$(146)	$539	$393
Investment securities	(74)	119	45
Loans held for investment and sale	7,239	(1,024)	6,215
Total interest-earning assets	7,019	(366)	6,653
Interest-bearing transaction accounts	29	—	29
Savings accounts	8	11	19
Money market accounts	21	183	204
Time accounts	187	14	201
Subordinated debt and other borrowings	17	(12)	5
Total interest-bearing liabilities	262	196	458
Changes in net interest income/margin	$6,757	$(562)	$6,195
Total interest income increased by $6.7 million, or 34.46%, to $26.0 million for the three months ended June 30, 2022 from $19.3 million for the corresponding period of 2021. For the three months ended June 30, 2022, interest income from loans increased by $6.2 million to $24.8 million, as the average daily balance of loans increased by $648.8 million, or 41.10%, compared to the same period of 2021. This increase in interest income from greater average loan balances was partially offset by a 26 basis point decrease in loan yield to 4.47% for the three months ended June 30, 2022 as compared to the same period of 2021, as discussed above. Additionally, $24.0 thousand of income from forgiven PPP loans was recognized in the three months ended June 30, 2022, compared to $1.4 million during the same period of 2021. Excluding PPP loans, average loans held for investment and sale increased by $806.9 million to $2.2 billion, and the related yield declined by 29 basis points for the three months ended June 30, 2022 from the corresponding period of 2021. Average loans held for investment and sale, excluding PPP loans, and average loan yield, excluding PPP loans, are considered to be non-GAAP financial measures. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure.
Total interest expense increased by $0.5 million to $1.5 million for the three months ended June 30, 2022 from $1.0 million for the same period of 2021. Interest expense on customer deposits increased by $0.5 million to $1.0 million for the three months ended June 30, 2022 from $0.6 million for the same period of 2021. This increase is due to the cost of interest-bearing liabilities increasing by 5 basis points to 0.38% for the three months ended June 30, 2022 from 0.33% for the same period of 2021, reflecting increases in the rates offered on savings, money market, and maturing deposit products during the period.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net interest income increased by $10.0 million, or 27.54%, to $46.4 million for the six months ended June 30, 2022 from $36.3 million for the six months ended June 30, 2021. Our net interest margin of 3.65% for the six months ended June 30, 2022 remained constant with our net interest margin of 3.65% for the six months ended June 30, 2021, primarily due to a decrease in average loan yields, offset by increases in average yields on interest-earning deposits with banks and investment securities. Yields on interest-earning deposits with banks increased due to three Federal Reserve rate increases totaling 1.50% that occurred between June 30, 2021 and June 30, 2022. Additionally, yields on investment securities increased as a result of the Federal Reserve rate hikes discussed above, as U.S. government agencies are indexed to the prime rate, which resets quarterly and changes commensurate with changes that occur to Federal Reserve rates. Average loan yields decreased from 4.84% for the six months ended June 30, 2021 to 4.50% for the six months ended June 30, 2022. This decrease was primarily due to changes in the macroeconomic environment, which caused a majority of the Company’s fixed-rate loans to recognize lower yields in the first half of 2022 than those recognized in the first half of 2021. The rates associated with the index utilized for a significant portion of the Company’s variable rate loans, the United States 5 Year Treasury index, were higher during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, but a majority of these loans were not scheduled to reprice during the six months ended June 30, 2022, which also contributed to the downward trend in average loan yields. New loan originations drove increases in the average daily balance of loans from the six months ended June 30, 2021 to the six months ended June 30, 2022, which partially offset the aforementioned declining average loan yields.
Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the six months ended June 30, 2022			For the six months ended June 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits with banks[1]	$316,590	$710	0.45%	$320,734	$229	0.14%
Investment securities[2]	140,857	1,169	1.67%	136,041	1,030	1.53%
Loans held for investment and sale[1,3]	2,102,382	46,932	4.50%	1,552,364	37,239	4.84%
Total interest-earning assets[1]	2,559,829	48,811	3.85%	2,009,139	38,498	3.86%
Interest receivable and other assets, net	124,565			133,394
Total assets	$2,684,394			$2,142,533
Liabilities and shareholders’ equity
Interest-bearing transaction accounts	$265,962	$136	0.10%	$152,694	$75	0.10%
Savings accounts	93,842	63	0.14%	68,223	34	0.10%
Money market accounts	951,012	1,046	0.22%	908,621	1,058	0.23%
Time accounts	151,454	321	0.43%	41,430	100	0.49%
Subordinated debt and other borrowings[1]	29,005	892	6.20%	28,332	887	6.31%
Total interest-bearing liabilities	1,491,275	2,458	0.33%	1,199,300	2,154	0.36%
Demand accounts	945,511			786,955
Interest payable and other liabilities	13,551			10,338
Shareholders’ equity	234,057			145,940
Total liabilities and shareholders’ equity	$2,684,394			$2,142,533
Net interest spread[4]			3.52%			3.50%
Net interest income/margin[5]		$46,353	3.65%		$36,344	3.65%
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
Analysis of changes in interest income and expenses. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average yields/rates. The following table shows the effect that these factors had on the interest earned from our interest-

earning assets and interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average yield/rate. The effect of rate changes is calculated by multiplying the change in average yield/rate by the previous period’s volume. Changes not solely attributable to volume or yields/rates have been allocated in proportion to the respective volume and yield/rate components.

	For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$(9)	$490	$481
Investment securities	41	98	139
Loans held for investment and sale	12,295	(2,602)	9,693
Total interest-earning assets	12,327	(2,014)	10,313
Interest-bearing transaction accounts	61	—	61
Savings accounts	17	12	29
Money market accounts	21	(33)	(12)
Time accounts	233	(12)	221
Subordinated debt and other borrowings	18	(13)	5
Total interest-bearing liabilities	350	(46)	304
Changes in net interest income/margin	$11,977	$(1,968)	$10,009
Total interest income increased by $10.3 million, or 26.79%, to $48.8 million for the six months ended June 30, 2022 from $38.5 million for the corresponding period of 2021. For the six months ended June 30, 2022, interest income from loans increased by $9.7 million to $46.9 million, as the average daily balance of loans increased by $550.0 million, or 35.43%, compared to the same period of 2021. This increase in interest income from greater average loan balances was partially offset by a 34 basis point decrease in loan yield to 4.50% for the six months ended June 30, 2022 as compared to the same period of 2021, as discussed above. Additionally, $0.6 million of income from forgiven PPP loans was recognized in the six months ended June 30, 2022, compared to $3.3 million during the same period of 2021. Excluding PPP loans, average loans held for investment and sale increased by $712.7 million to $2.1 billion, and the related yield declined by 36 basis points for the six months ended June 30, 2022 from the corresponding period of 2021. Average loans held for investment and sale, excluding PPP loans, and average loan yield, excluding PPP loans, are considered to be non-GAAP financial measures. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure.
Total interest expense increased by $0.3 million to $2.5 million for the six months ended June 30, 2022 from $2.2 million for the same period of 2021. Interest expense on customer deposits increased by $0.3 million to $1.6 million for the six months ended June 30, 2022 from $1.3 million for the same period of 2021. This increase is primarily due to the average daily balance of interest-bearing liabilities increasing by $292.0 million, or 24.35%, compared to the same period of 2021.

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
Three months ended June 30, 2022 compared to three months ended June 30, 2021
We recorded a $2.3 million provision for loan losses in the second quarter of 2022, compared to no provision for loan losses recorded for the same period of 2021. The increase of $2.3 million for the provision period-over-period was primarily due to increased reserves based on loan growth and economic conditions during the second quarter of 2022, while improved economic conditions related to the impact of the COVID-19 pandemic during the second quarter of 2021 provided favorable economic conditions for our borrowers, which resulted in no provision for the period. The Company had a decrease in loans designated as watch and substandard from $57.8 million as of June 30, 2021 to $23.1 million as of June 30, 2022, causing a reduction in related reserves, which partially offset the increase in provision for loan losses period-over-period.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
We recorded a $3.2 million provision for loan losses in the first six months of 2022, compared to a $0.2 million provision for loan losses for the same period of 2021. The increase of $3.0 million for the provision period-over-period was primarily due to increased reserves based on loan growth and economic conditions during the second quarter of 2022, while improved economic conditions related to the impact of the COVID-19 pandemic during the first six months of 2021 provided favorable economic conditions for our borrowers, which resulted in a less significant provision for the period. The Company had a decrease in loans designated as watch and substandard from $57.8 million as of June 30, 2021 to $23.1 million as of June 30, 2022, causing a reduction in related reserves, which partially offset the increase in provision for loan losses period-over-period.
Non-interest Income
Non-interest income is a secondary contributor to our net income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on bank-owned life insurance ("BOLI"), and other income.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
The following table details the components of non-interest income for the periods indicated.

	For the three months ended
(dollars in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Service charges on deposit accounts	$130	$106	$24	22.64%
Net gain on sale of securities	—	92	(92)	(100.00)%
Gain on sale of loans	831	1,091	(260)	(23.83)%
Loan-related fees	795	369	426	115.45%
FHLB stock dividends	99	92	7	7.61%
Earnings on BOLI	101	60	41	68.33%
Other income	41	36	5	13.89%
Total non-interest income	$1,997	$1,846	$151	8.18%
Gain on sale of loans. The decrease in gain on sale of loans related primarily to an overall decline in the effective yields on loans sold during the three months ended June 30, 2021 compared to the three months ended June 30, 2022, from 9.82% to 4.64%. The decrease in effective yields related to uncertainty surrounding the timing of rising interest rates and due to premiums received on loans sold during the three months ended June 30, 2021, which did not recur during the three months ended June 30, 2022. Additionally, the volume of loans sold during the three months ended June 30, 2021 increased from the volume of loans sold during the three months ended June 30, 2022, from $11.1 million to $17.9 million, due to several large dollar value loans (funded in prior periods) reaching the end of their interest-only periods, allowing for sale in the second quarter of 2022.

Loan-related fees. The increase in loan-related fees resulted primarily from the recognition of $0.4 million in swap referral fees during the three months ended June 30, 2022, as compared to $0.1 million of swap referral fees recognized during the three months ended June 30, 2021.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
The following table details the components of non-interest income for the periods indicated.

	For the six months ended
(dollars in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Service charges on deposit accounts	$238	$196	$42	21.43%
Net gain on sale of securities	5	274	(269)	(98.18)%
Gain on sale of loans	1,749	2,022	(273)	(13.50)%
Loan-related fees	1,412	629	783	124.48%
FHLB stock dividends	201	170	31	18.24%
Earnings on BOLI	191	112	79	70.54%
Other income	386	59	327	554.24%
Total non-interest income	$4,182	$3,462	$720	20.80%
Net gain on sale of securities. The decrease in net gain on sale of securities was due to a lower volume of securities sold during the six months ended June 30, 2022 than sold during the corresponding period of 2021. $1.5 million of municipal securities were sold for a gain of $5.3 thousand during the six months ended June 30, 2022, while $15.4 million of municipal securities were sold for a net gain of $0.3 million during the six months ended June 30, 2021.
Gain on sale of loans. The decrease in gain on sale of loans related primarily to an overall decline in the effective yields on loans sold period-over-period. The effective yield on loans sold during the six months ended June 30, 2022 was 6.80%, as compared to an effective yield of 8.85% for loans sold during the six months ended June 30, 2021. This fluctuation was due to uncertainty surrounding the timing of rising interest rates and premiums received on loans sold.
Loan-related fees. The increase in loan-related fees primarily related to $0.7 million of swap referral fees recognized during the six months ended June 30, 2022, as compared to $0.1 million recognized in the six months ended June 30, 2021.

Other income. The increase in other income resulted primarily from a $0.3 million gain recorded on a distribution received on an investment in a venture-backed fund, which did not occur during the six months ended June 30, 2021.
Non-interest Expense
Non-interest expense includes salaries and employee benefits, occupancy and equipment, data processing and software, FDIC insurance, professional services, advertising and promotional, loan-related expenses, and other operating expenses. In evaluating our level of non-interest expense, we closely monitor the Company's efficiency ratio, which is calculated as non-interest expense divided by the sum of net interest income and non-interest income. We constantly seek to identify ways to streamline our business and operate more efficiently, which has enabled us to reduce our non-interest expense over time, in both absolute terms and as a percentage of our revenue, while continuing to achieve growth in total loans and assets.
Over the past several years, we have invested significant resources in personnel and infrastructure. Additionally, to support corporate organizational matters leading up to the IPO, we experienced increased audit, consulting, and legal costs. As a result, non-interest expense has increased throughout the periods presented below; however, we do not anticipate incurring significant costs of this type in future periods, and we expect our efficiency ratio will improve going forward due, in part, to our past investment in infrastructure.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
The following table details the components of non-interest expense for the periods indicated.

	For the three months ended
(dollars in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Salaries and employee benefits	$5,553	$4,939	$614	12.43%
Occupancy and equipment	513	441	72	16.33%
Data processing and software	739	598	141	23.58%
FDIC insurance	245	150	95	63.33%
Professional services	568	1,311	(743)	(56.67)%
Advertising and promotional	484	265	219	82.64%
Loan-related expenses	389	218	171	78.44%
Other operating expenses	1,714	1,658	56	3.38%
Total non-interest expense	$10,205	$9,580	$625	6.52%
Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of a $1.0 million increase in salaries, insurance, and benefits as a result of a 14.94% increase in headcount between June 30, 2021 and June 30, 2022, combined with a $0.6 million increase in commissions and bonuses from the three months ended June 30, 2021 to the three months ended June 30, 2022. These increases were partially offset by a $0.9 million increase in deferred loan origination costs between the three months ended June 30, 2022 and the three months ended June 30, 2021.

Data processing and software. Data processing and software increased, primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.

Professional services. Professional services decreased, primarily as a result of expenses recognized during the three months ended June 30, 2021 related to the increased audit, consulting, and legal costs incurred to support corporate organizational matters leading up to the IPO. These expenses did not recur during the three months ended June 30, 2022.

Advertising and promotional. The increase in advertising and promotional was primarily related to increases in business development, marketing, and sponsorship expenses due to more in-person participation in events held during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Loan-related expenses. Loan-related expenses increased, primarily due to increased expenses for legal services, environmental reports, UCC fees, and inspections to support increased loan production.

Six months ended June 30, 2022 compared to six months ended June 30, 2021
The following table details the components of non-interest expense for the periods indicated.

	For the six months ended
(dollars in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Salaries and employee benefits	$11,228	$9,636	$1,592	16.52%
Occupancy and equipment	1,033	892	141	15.81%
Data processing and software	1,455	1,227	228	18.58%
FDIC insurance	410	430	(20)	(4.65)%
Professional services	1,122	2,843	(1,721)	(60.53)%
Advertising and promotional	828	435	393	90.34%
Loan-related expenses	667	447	220	49.22%
Other operating expenses	3,037	2,474	563	22.76%
Total non-interest expense	$19,780	$18,384	$1,396	7.59%

Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of a $2.0 million increase in salaries and overtime pay as a result of a 14.94% increase in headcount between June 30, 2021 and June 30, 2022, combined with a $0.9 million increase in commissions from the six months ended June 30, 2021 to the six months ended June 30, 2022. These increases were partially offset by a $1.6 million increase in deferred loan origination costs from the six months ended June 30, 2021 to the six months ended June 30, 2022.

Occupancy and equipment. The increase in occupancy and equipment was primarily the result of an overall increase in depreciation recognized for furniture, fixtures, and equipment that was purchased to support the 14.94% increase in headcount described above, combined with an overall increase in occupancy expenses year-over-year.

Data processing and software. The increase in data processing and software was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.

Professional services. Professional services decreased, primarily as a result of expenses recognized during the six months ended June 30, 2021 related to the increased audit, consulting, and legal costs incurred to support corporate organizational matters leading up to the IPO, which did not recur during the six months ended June 30, 2022.

Advertising and promotional. The increase in advertising and promotional was primarily related to increases in business development, marketing, and sponsorship expenses due to more in-person participation at events held during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Loan-related expenses. The increase in loan-related expenses was primarily related to an overall net increase in loan expenses incurred to support loan production in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to increased expenses for legal services, UCC fees, and inspections.

Other operating expenses. The increase in other operating expenses was primarily due to a $0.5 million increase in travel expenses related to attendance of professional events, conferences, and other business-related travel during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Provision for Income Taxes
The Company terminated its status as a “Subchapter S” corporation effective May 5, 2021, in connection with the Company’s IPO, and became a C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. The provision recorded for the three and six months ended June 30, 2022 yielded effective tax rates of 29.07% and 28.09%, respectively. Refer to the section entitled “—Pro Forma C Corporation Income Tax Expense” below for a discussion on what the Company’s income tax expense and net income would have been had the Company been taxed as a C Corporation during the three and six months ended June 30, 2021.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

The provision for income taxes increased by $3.3 million, or 455.86%, to $4.1 million for the three months ended June 30, 2022, as compared to $0.7 million for the three months ended June 30, 2021. This increase is due to the change in the effective tax rate from 6.95% for the three months ended June 30, 2021 to 29.07% for the three months ended June 30, 2022. This increase was partially offset by a $4.6 million reduction to the provision for income taxes relating to the adjustment of net deferred tax assets due to the termination of the Company's S Corporation status during the three months ended June 30, 2021, which did not recur during the three months ended June 30, 2022, .
Six months ended June 30, 2022 compared to six months ended June 30, 2021
The provision for income taxes for the six months ended June 30, 2022 increased by $6.6 million, or 593.55%, to $7.7 million, as compared to $1.1 million during the six months ended June 30, 2021. This increase is due to the change in the effective tax rate from 5.26% for the six months ended June 30, 2021 to 28.09% for the six months ended June 30, 2022. This increase was partially offset by a $4.6 million reduction to the provision for income taxes, which did not recur during the six months ended June 30, 2022, relating to the adjustment of the net deferred tax assets due to the termination of the Company's S Corporation status during the six months ended June 30, 2021.
Pro Forma C Corporation Income Tax Expense
Because of the Company’s status as a Subchapter S Corporation prior to May 5, 2021, no U.S. federal income tax expense was recorded for a portion of the three and six months ended June 30, 2021. Had the Company been taxed as a C Corporation and paid U.S. federal income tax for the entirety of those periods, the combined statutory income tax rate would have been 29.56%. For the three and six months ended June 30, 2021, the pro forma statutory rate reflects a U.S. federal income tax rate of 21.00% and a California state income tax rate of 8.56%, after adjustment for the federal tax benefit, on corporate taxable income. Had the Company been subject to U.S. federal income tax for the entirety of the three and six months ended June 30, 2021, on a statutory income tax rate pro forma basis, the provision for combined federal and state income tax would have been $3.1 million and $6.3 million, respectively. As a result of the foregoing factors, the Company’s pro forma net income (after U.S. federal and California state income tax) would have been $7.4 million and $14.9 million for the three and six months ended June 30, 2021, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of June 30, 2022 to our financial condition as of December 31, 2021. The following table summarizes selected components of our balance sheet as of June 30, 2022 and December 31, 2021.

(dollars in thousands)	June 30, 2022	December 31, 2021
Total assets	$2,836,071	$2,556,761
Cash and cash equivalents	$270,758	$425,329
Total investments	$126,903	$153,753
Loans held for investment	$2,380,511	$1,934,460
Total deposits	$2,501,311	$2,285,890
Subordinated notes, net	$28,420	$28,386
Total shareholders’ equity	$233,200	$235,046
Total Assets
At June 30, 2022, total assets were $2.8 billion, an increase of $279.3 million from $2.6 billion at December 31, 2021, primarily due to increases in cash and cash equivalents and loans held for investment, as discussed below.

Cash and Cash Equivalents
Total cash and cash equivalents were $270.8 million at June 30, 2022, a decrease of $154.6 million from $425.3 million at December 31, 2021. The decrease in cash and cash equivalents was primarily a result of loans originated for sale of $37.0 million, loan originations and advances, net of principal collected, of $436.2 million, and cash distributions of $10.1 million during the six months ended June 30, 2022. These decreases were partially offset by net income recognized of $19.8 million, proceeds from sale of loans of $25.7 million, an increase in deposits of $215.4 million, and cash received from an FHLB advance of $60.0 million.
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
Our total securities held-to-maturity and available-for-sale amounted to $126.9 million at June 30, 2022 and $153.8 million at December 31, 2021, representing a decrease of $26.9 million. The decrease was primarily due to an unrealized loss (tax effected) on securities of $12.7 million, primarily in our mortgage-backed and municipal securities portfolios, resulting in decreases to each of those portfolios of $11.8 million and $7.8 million, respectively. This unrealized loss was recognized as a result of interest rate hikes that occurred during the period.
The following table presents the carrying value of our investment portfolio as of the dates indicated:

	As of
	June 30, 2022		December 31, 2021
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agencies	$16,958	13.36%	$19,682	12.80%
Mortgage-backed securities	66,076	52.07%	81,513	53.02%
Obligations of states and political subdivisions	37,164	29.29%	45,137	29.36%
Collateralized mortgage obligations	448	0.35%	540	0.35%
Corporate bonds	1,780	1.40%	1,935	1.26%
Total available-for-sale	122,426	96.47%	148,807	96.79%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	4,477	3.53%	4,946	3.21%
	$126,903	100.00%	$153,753	100.00%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of June 30, 2022:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield	Carrying Value	Weighted Avg Yield
Available-for-sale:
U.S. government agencies	$—	—%	$1,127	1.98%	$3,214	1.29%	$12,617	1.30%	$16,958	1.34%
Mortgage-backed securities	—	—%	—	—%	2	6.94%	66,074	1.66%	66,076	1.66%
Obligations of states and political subdivisions	508	2.80%	—	—%	3,888	1.62%	32,768	1.69%	37,164	1.70%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	448	1.76%	448	1.76%
Corporate bonds	—	—%	1,780	1.25%	—	—%	—	—%	1,780	1.25%
Total available-for-sale	508	2.80%	2,907	1.53%	7,104	1.47%	111,907	1.63%	122,426	1.62%

Held-to-maturity:
Obligations of states and political subdivisions	447	6.00%	1,115	6.00%	1,590	6.00%	1,325	6.00%	4,477	6.00%
Total	$955	4.30%	$4,022	2.77%	$8,694	2.30%	$113,232	1.68%	$126,903	1.78%

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
Weighted average yield for securities available-for-sale is the projected yield to maturity given current cash flow projections for U.S. government agency securities, mortgage-backed securities, and collateralized mortgage obligations. For callable municipal securities and corporate bonds, weighted average yield is a yield to worst. Weighted average yield for securities held-to-maturity is the stated coupon of the bond.

A summary of the amortized cost and fair value related to securities as of June 30, 2022 and December 31, 2021 is presented below.

		Gross Unrealized
(dollars in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
June 30, 2022
Available-for-sale:
U.S. government agencies	$17,114	$86	$(242)	$16,958
Mortgage-backed securities	76,442	3	(10,369)	66,076
Obligations of states and political subdivisions	44,490	9	(7,335)	37,164
Collateralized mortgage obligations	475	—	(27)	448
Corporate bonds	2,000	—	(220)	1,780
Total available-for-sale	$140,521	$98	$(18,193)	$122,426
Held-to-maturity:
Obligations of states and political subdivisions	$4,477	$—	$(145)	$4,332

December 31, 2021
Available-for-sale:
U.S. government agencies	$19,824	$60	$(202)	$19,682
Mortgage-backed securities	82,517	94	(1,098)	81,513
Obligations of states and political subdivisions	44,732	525	(120)	45,137
Collateralized mortgage obligations	537	3	—	540
Corporate bonds	2,000	—	(65)	1,935
Total available-for-sale	$149,610	$682	$(1,485)	$148,807
Held-to-maturity:
Obligations of states and political subdivisions	$4,946	$251	$—	$5,197
The unrealized losses on securities are primarily attributable to interest rate changes, rather than the marketability of the securities or the issuer’s ability to honor redemption of the obligations, as a majority of the securities with unrealized losses are obligations of or guaranteed by agencies sponsored by the U.S. government. We have adequate liquidity and the ability and intent to hold these securities to maturity, resulting in full recovery of the indicated impairment. Accordingly, none of the unrealized losses on these securities have been determined to be other than temporary.

Loan Portfolio
Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting. As of June 30, 2022 and December 31, 2021, our total loans amounted to $2.4 billion and $1.9 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,036,559	85.02%	$1,586,232	81.48%
Commercial land and development	9,439	0.39%	7,376	0.38%
Commercial construction	70,404	2.94%	54,214	2.78%
Residential construction	7,075	0.30%	7,388	0.38%
Residential	26,246	1.10%	28,562	1.47%
Farmland	50,434	2.11%	54,805	2.82%
Commercial:
Secured	136,155	5.68%	137,062	7.03%
Unsecured	24,262	1.01%	21,136	1.09%
PPP	—	—%	22,124	1.14%
Consumer and other	21,701	0.91%	17,167	0.88%
Loans held for investment, gross	2,382,275	99.46%	1,936,066	99.45%

Loans held for sale:
Commercial	12,985	0.54%	10,671	0.55%
Total loans, gross	2,395,260	100.00%	1,946,737	100.00%
Net deferred loan fees	(1,764)		(1,606)
Total loans	$2,393,496		$1,945,131
Commercial real estate loans consist of term loans secured by a mortgage lien on the real property, such as office and industrial buildings, manufactured home communities, self-storage facilities, hospitality properties, faith-based properties, retail shopping centers, and apartment buildings, as well as commercial real estate construction loans that are offered to builders and developers.
Commercial land and development and commercial construction loans consist of loans made to fund commercial land acquisition and development and commercial construction, respectively. The real estate purchased with these loans is generally located in or near our market.
Commercial loans consist of financing for commercial purposes in various lines of business, including manufacturing, service industry, and professional service areas. Commercial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guaranty of the business owner(s).
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

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
June 30, 2022
Manufactured home community	$747,123	36.69%	$1,230,952	—%	77.04%
Retail	197,420	9.69%	363,899	16.66%	74.64%
Multifamily	175,535	8.62%	373,351	11.50%	75.00%
Industrial	162,421	7.98%	380,163	10.90%	75.00%
Office	143,314	7.04%	311,287	0.43%	90.37%
Faith-based	142,901	7.02%	384,535	2.55%	74.38%
Mini storage	140,403	6.89%	255,085	20.51%	70.00%
All other types[1]	327,442	16.07%	680,152	0.50%	153.40%
Total	$2,036,559	100.00%	$3,979,424	—%	153.40%

December 31, 2021
Manufactured home community	$518,910	32.71%	$849,269	14.22%	78.00%
Retail	166,960	10.53%	307,376	5.10%	75.00%
Multifamily	152,412	9.61%	350,953	5.13%	75.00%
Industrial	135,401	8.54%	318,875	1.43%	74.51%
Office	134,728	8.49%	294,367	1.67%	75.00%
Faith-based	108,718	6.85%	272,383	4.59%	80.14%
Mini storage	85,712	5.40%	159,810	20.76%	69.05%
Mixed use	83,270	5.25%	155,961	1.04%	71.98%
All other types[1]	200,121	12.62%	473,952	8.00%	94.97%
Total	$1,586,232	100.00%	$3,182,946	1.04%	94.97%
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% commercial real estate concentration and include hospitality properties, auto dealerships, car washes, assisted living communities, country clubs, gas stations/convenience stores, medical offices, special purpose properties, mortuaries, restaurants, and schools.
The weighted average LTV of impaired, collateral dependent loans was approximately 86.33% at June 30, 2022 and approximately 70.67% at December 31, 2021.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly (when PPP loans are excluded). Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 88.91% of loans held for investment at June 30, 2022. Commercial secured lending (consisting primarily of SBA 7(a) loans under $350,000) represents 5.72% of loans held for investment at June 30, 2022. We sell the guaranteed portion of all SBA 7(a) loans, excluding PPP loans, in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 710.21% and 577.92% as of June 30, 2022 and December 31, 2021, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of June 30, 2022. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.
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
The following table sets forth the contractual maturities of our loan portfolio as of June 30, 2022:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$24,605	$205,120	$1,730,927	$75,907	$2,036,559
Commercial land and development	821	5,656	2,962	—	9,439
Commercial construction	3,725	30,881	35,798	—	70,404
Residential construction	2,965	3,384	726	—	7,075
Residential	1,243	8,098	15,886	1,019	26,246
Farmland	908	6,898	42,628	—	50,434
Commercial:
Secured	29,510	27,830	87,988	3,812	149,140
Unsecured	1,217	6,871	16,174	—	24,262
PPP	—	—	—	—	—
Consumer and other	906	7,095	13,700	—	21,701
Total	$65,900	$301,833	$1,946,789	$80,738	$2,395,260
The following table sets forth the contractual maturities of our loan portfolio as of December 31, 2021:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$32,107	$170,222	$1,343,367	$40,536	$1,586,232
Commercial land and development	1,209	6,167	—	—	7,376
Commercial construction	3,418	17,575	32,131	1,090	54,214
Residential construction	5,609	1,779	—	—	7,388
Residential	1,183	8,246	17,871	1,262	28,562
Farmland	3,876	8,116	42,813	—	54,805
Commercial:
Secured	31,436	29,880	82,526	3,891	147,733
Unsecured	1,182	3,976	15,978	—	21,136
PPP	598	21,526	—	—	22,124
Consumer and other	35	3,619	13,513	—	17,167
Total	$80,653	$271,106	$1,548,199	$46,779	$1,946,737

The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of June 30, 2022:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$517,542	$1,519,017	$2,036,559
Commercial land and development	1,533	7,906	9,439
Commercial construction	3,031	67,373	70,404
Residential construction	—	7,075	7,075
Residential	2,143	24,103	26,246
Farmland	3,890	46,544	50,434
Commercial:
Secured	36,221	112,919	149,140
Unsecured	20,575	3,687	24,262
PPP	—	—	—
Consumer and other	21,701	—	21,701
Total	$606,636	$1,788,624	$2,395,260
The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of December 31, 2021:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$394,648	$1,191,584	$1,586,232
Commercial land and development	722	6,654	7,376
Commercial construction	—	54,214	54,214
Residential construction	—	7,388	7,388
Residential	2,222	26,340	28,562
Farmland	4,183	50,622	54,805
Commercial:
Secured	34,771	112,962	147,733
Unsecured	19,841	1,295	21,136
PPP	22,124	—	22,124
Consumer and other	17,167	—	17,167
Total	$495,678	$1,451,059	$1,946,737
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

Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction, such as collateral cash flow, collateral coverage, and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after the origination process. Particular emphasis is placed on our commercial portfolio, where risk assessments are reevaluated as a result of reviewing commercial property operating statements and borrower financials. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance. We design our practices to facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk classifications are an integral part of management's assessment of the adequacy of our allowance for loan losses. We periodically employ the use of an independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions.
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
COVID-19 Deferments
The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19-related loan modifications executed between March 1, 2020 and the earlier of: (i) 60 days after the date of termination of the national emergency declared by the President; and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term modifications (e.g., up to six months) such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We elected to apply these temporary accounting provisions to loans under payment relief beginning in March 2020. As of June 30, 2022, two borrowing relationships with two loans totaling $0.1 million were in a COVID-19 deferment period, and four loans totaling $12.1 million had been in a COVID-19 deferment period in the first quarter of 2022 but were not in such deferment as of June 30, 2022. None of the loans that received COVID-19 deferments in the second quarter of 2022 had the principal portion deferred to the respective maturity of the loan. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

SBA 7(a) Payments Made Under the CARES Act
Section 1112 of the CARES Act required the SBA to make payments on new and existing 7(a) loans for up to six months. The Consolidated Appropriations Act amended this section of the CARES Act to extend the payment on 7(a) loans in existence on March 27, 2020, beginning on February 1, 2021, for up to eight or eleven months, depending on the borrower’s industry code, and to require the SBA to make up to three months of payments on new 7(a) loans approved between February 1, 2021 and September 30, 2021. These payments are not deferments but rather full payments of principal and interest that the borrower will not be responsible for in the future. In the first six months of 2022, the SBA made payments under this program on 29 of our SBA 7(a) loans, totaling $0.2 million in principal and interest. As of June 30, 2022, the principal outstanding on loans that received one or more of these payments under the CARES Act was $5.7 million.
SBA Loans
During the three and six months ended June 30, 2022, the Company sold 41 and 91 SBA 7(a) loans, respectively, with government guaranteed portions totaling $14.0 million and $25.7 million, respectively. The Company received gross proceeds of $14.9 million and $27.5 million, respectively, on the loans sold during the three and six months ended June 30, 2022, resulting in the recognition of net gains on sale of $0.8 million and $1.7 million during the three and six months ended June 30, 2022, respectively. The Company did not sell any PPP loans during 2022.
Non-accrual Loans
The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

	As of
(dollars in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans:
Real estate:
Commercial	$114	$122
Residential	176	178
Commercial:
Secured	152	288
Total non-accrual loans	442	588

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	442	588

Real estate owned	—	—
Total nonperforming assets	$442	$588
COVID-19 deferments	$81	$12,156

Performing TDRs (not included above)	$—	$—

Allowance for loan losses to period end nonperforming loans	5,834.88%	3,954.30%
Nonperforming loans to loans held for investment[1]	0.02%	0.03%
Nonperforming assets to total assets	0.02%	0.02%
Nonperforming loans plus performing TDRs to loans held for investment[1]	0.02%	0.03%
COVID-19 deferments to loans held for investment[1]	—%	0.63%
1Loans held for investment are equivalent to total loans outstanding at period end.

The ratio of nonperforming loans to loans held for investment decreased from 0.03% as of December 31, 2021 to 0.02% as of June 30, 2022, primarily due to a decrease in nonperforming commercial secured loans and overall loan growth period-over-period.
The ratio of the allowance for loan losses to nonperforming loans increased from 3,954.30% as of December 31, 2021 to 5,834.88% as of June 30, 2022. The increase was primarily due to an increase in the allowance for loan losses from December 31, 2021 to June 30, 2022 related to increased reserves based on loan growth and economic conditions during the six months ended June 30, 2022, combined with a decrease in commercial secured non-accrual loans from December 31, 2021 to June 30, 2022.
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

The banking industry defines loans graded substandard or doubtful as “classified” loans. The following table shows our levels of classified loans as of the periods indicated:

(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
June 30, 2022
Real estate:
Commercial	$2,020,665	$15,006	$888	$—	$2,036,559
Commercial land and development	9,439	—	—	—	9,439
Commercial construction	64,504	5,900	—	—	70,404
Residential construction	7,075	—	—	—	7,075
Residential	26,070	—	176	—	26,246
Farmland	50,434	—	—	—	50,434
Commercial:
Secured	135,071	932	152	—	136,155
Unsecured	24,262	—	—	—	24,262
PPP	—	—	—	—	—
Consumer	21,674	—	27	—	21,701
Total	$2,359,194	$21,838	$1,243	$—	$2,382,275

December 31, 2021
Real estate:
Commercial	$1,575,006	$1,970	$9,256	$—	$1,586,232
Commercial land and development	7,376	—	—	—	7,376
Commercial construction	48,288	5,926	—	—	54,214
Residential construction	7,388	—	—	—	7,388
Residential	28,384	—	178	—	28,562
Farmland	54,805	—	—	—	54,805
Commercial:
Secured	135,131	751	1,180	—	137,062
Unsecured	21,136	—	—	—	21,136
PPP	22,124	—	—	—	22,124
Consumer	17,167	—	—	—	17,167
Total	$1,916,805	$8,647	$10,614	$—	$1,936,066
Loans designated as watch and substandard, which are not considered adversely classified, increased to $23.1 million at June 30, 2022 from $19.3 million at December 31, 2021. Loans designated as watch increased while loans designated substandard decreased period-over-period, resulting in a decrease in the reserve overall since substandard loan designations are less favorable than watch designations, and therefore result in more significant reserves. There were no loans with doubtful risk grades at June 30, 2022 or December 31, 2021.
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
At June 30, 2022, the Company’s allowance for loan losses was $25.8 million, as compared to $23.2 million at December 31, 2021. The $2.6 million increase is due to a $3.2 million provision for loan losses recorded for the six months ended June 30, 2022, partially offset by net charge-offs of $0.7 million during the first six months of 2022.
The following table is a summary of the allowance for loan losses by loan class as of the periods indicated:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment:
Real estate:
Commercial	$16,621	64.46%	$12,869	55.37%
Commercial land and development	68	0.26%	50	0.22%
Commercial construction	508	1.97%	371	1.60%
Residential construction	51	0.20%	50	0.22%
Residential	188	0.73%	192	0.83%
Farmland	616	2.39%	645	2.78%
Commercial:
Secured	6,132	23.78%	6,687	28.77%
Unsecured	265	1.03%	207	0.89%
PPP	—	—%	—	—%
Consumer and other	537	2.08%	889	3.82%
Unallocated	648	2.51%	1,111	4.78%
	25,634	99.41%	23,071	99.28%
Individually evaluated for impairment	152	0.59%	172	0.72%
Total allowance for loan losses	$25,786	100.00%	$23,243	100.00%
The ratio of allowance for loan losses to total loans held for investment was 1.08% at June 30, 2022, compared to 1.20% at December 31, 2021. Excluding PPP loans, the ratios of the allowance for loan losses to total loans held for investment were 1.08% and 1.22% at June 30, 2022 and December 31, 2021, respectively. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. Non-accrual loans totaled $0.4 million, or 0.02% of total loans held for investment, at June 30, 2022, decreasing from $0.6 million, or 0.03% of total loans held for investment, at December 31, 2021.

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	As of and for the three months ended
	June 30, 2022		June 30, 2021
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$2,217,426		$1,575,243

Allowance for loan losses (beginning of period)	$23,904		$22,271

Net (charge-offs) recoveries:
Real estate:
Commercial	—	—%	—	—%
Commercial land and development	—	—%	—	—%
Commercial construction	—	—%	—	—%
Residential construction	—	—%	—	—%
Residential	—	—%	—	—%
Farmland	—	—%	—	—%
Commercial:
Secured	(233)	(0.01)%	(136)	(0.01)%
Unsecured	—	—%	—	—%
PPP	(21)	—%	—	—%
Consumer and other	(114)	(0.01)%	18	—%
Net charge-offs	(368)	(0.02)%	(118)	(0.01)%

Provision for loan losses	2,250		—

Allowance for loan losses (end of period)	$25,786		$22,153

Loans held for investment	$2,380,511		$1,585,462
Allowance for loan losses to loans held for investment	1.08%		1.40%

	As of and for the six months ended
	June 30, 2022		June 30, 2021
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$2,093,891		$1,549,580

Allowance for loan losses (beginning of period)	$23,243		$22,189

Net (charge-offs) recoveries:
Real estate:
Commercial	—	—%	—	—%
Commercial land and development	—	—%	—	—%
Commercial construction	—	—%	—	—%
Residential construction	—	—%	—	—%
Residential	—	—%	—	—%
Farmland	—	—%	—	—%
Commercial:
Secured	(497)	(0.02)%	(306)	(0.02)%
Unsecured	—	—%	—	—%
PPP	(21)	—%	—	—%
Consumer and other	(139)	(0.01)%	70	—%
Net charge-offs	(657)	(0.03)%	(236)	(0.02)%

Provision for loan losses	3,200		200

Allowance for loan losses (end of period)	$25,786		$22,153

Loans held for investment	$2,380,511		$1,585,462
Allowance for loan losses to loans held for investment	1.08%		1.40%
The allowance for loan losses to loans held for investment decreased from 1.40% as of June 30, 2021 to 1.08% as of June 30, 2022. The decrease was primarily due to a 50.15% increase in loans held for investment period-over-period, while the allowance for loan losses increased by only 16.40% period-over-period. Increases in the allowance for loan losses as a result of overall loan growth were partially offset by a reduction in reserves related to loans designated as watch and substandard between June 30, 2021 and June 30, 2022.
Net charge-offs as a percent of average loans held for investment increased from 0.01% to 0.02% for the three months ended June 30, 2021 and June 30, 2022, respectively. The net charge-off rate related to the commercial secured portfolio remained stable at 0.01% for the three months ended June 30, 2021 and 2022, while the net charge-off rate related to the consumer and other portfolio increased to 0.01% period-over-period.
Net charge-offs as a percent of average loans held for investment increased from 0.02% to 0.03% for the six months ended June 30, 2021 and June 30, 2022, respectively. The net charge-off rate related to the commercial secured portfolio remained stable at 0.02% for the six months ended June 30, 2021 and 2022, while the net charge-off rate related to the consumer and other portfolio increased to 0.01% period-over-period.

Liabilities
During the first six months of 2022, total liabilities increased by $281.2 million from $2.3 billion as of December 31, 2021 to $2.6 billion as of June 30, 2022. This increase was primarily due to an increase in total deposits of $215.4 million, comprised of increases of $103.9 million in non-interest-bearing deposits and $111.5 million in interest-bearing deposits, as well as an increase in FHLB advances of $60.0 million.
Deposits
Representing 96.10% of our total liabilities as of June 30, 2022, deposits are our primary source of funding for our business operations.
Total deposits increased by $215.4 million, or 9.42%, to $2.5 billion at June 30, 2022 from $2.3 billion at December 31, 2021. Deposit increases were primarily attributable to an increase in the number of new relationships, as well as normal fluctuations in some of our larger accounts. Non-interest-bearing deposits increased by $103.9 million from December 31, 2021 to $1.0 billion and represented 40.22% of total deposits at June 30, 2022, compared to 39.46% of total deposits at December 31, 2021. Our loan to deposit ratio was 95.69% at June 30, 2022, as compared to 85.09% at December 31, 2021. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.
The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	For the three months ended
	June 30, 2022			June 30, 2021
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$255,665	0.10%	10.32%	$150,732	0.10%	7.39%
Money market and savings accounts	1,078,233	0.27%	43.51%	1,024,895	0.19%	50.23%
Time accounts	174,991	0.55%	7.06%	36,741	0.40%	1.80%
Demand accounts	969,053	—%	39.11%	827,992	—%	40.58%
Total deposits	$2,477,942	0.17%	100.00%	$2,040,360	0.11%	100.00%

	For the six months ended
	June 30, 2022			June 30, 2021
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$265,962	0.10%	11.05%	$152,694	0.10%	7.80%
Money market and savings accounts	1,044,854	0.21%	43.39%	976,844	0.23%	49.89%
Time accounts	151,454	0.43%	6.29%	41,430	0.49%	2.12%
Demand accounts	945,511	—%	39.27%	786,955	—%	40.19%
Total deposits	$2,407,781	0.13%	100.00%	$1,957,923	0.13%	100.00%
Uninsured deposits totaled $1.4 billion and $1.3 billion at June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, our 30 largest deposit relationships, each accounting for more than $10.0 million, totaled $966.1 million, or 38.62% of our total deposits. As of December 31, 2021, our 26 largest deposit relationships, each accounting for more than $10.0 million, totaled $912.7 million, or 39.93% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021
Municipalities	$476,131	$424,483
Non-profits	195,963	181,080
Businesses	294,005	307,132
Total	$966,099	$912,695
Our largest single deposit relationship relates to a non-profit association that supports hospitals and health systems. The balances for this customer were $175.5 million, or 7.02% of total deposits, at June 30, 2022 and $155.0 million, or 6.78% of total deposits, at December 31, 2021.
The following table sets forth the maturity of time deposits as of June 30, 2022:

(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$180,001	$4,095	$184,096	$178,751
Over three through six months	—	4,751	4,751	—
Over six through twelve months	7,189	6,854	14,043	5,189
Over twelve months	438	678	1,116	188
Total	$187,628	$16,378	$204,006	$184,128
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were borrowings of $60.0 million outstanding as of June 30, 2022 and no borrowings outstanding as of December 31, 2021.
In 2017 and 2019, we issued subordinated notes of $25.0 million and $3.8 million, respectively. This debt was issued to investors in private placement transactions. See Note 8, Long Term Debt and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding these subordinated notes. The proceeds of the notes qualify as Tier 2 capital for the Company under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of June 30, 2022:

(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	September 2017	$25,000	September 28, 2022	September 15, 2027

Fixed at 6.00% through September 15, 2022, then three-month London Inter-bank Offered Rate ("LIBOR") plus 404.4 basis points (6.04% as of June 30, 2022) through maturity

Subordinated notes	November 2019	$3,750	September 30, 2022	September 15, 2027

Fixed at 5.50% through September 15, 2022, then three-month LIBOR plus 354.4 basis points (5.54% as of June 30, 2022) through maturity

Shareholders’ Equity
Shareholders’ equity totaled $233.2 million at June 30, 2022 and $235.0 million at December 31, 2021. The decrease in shareholders’ equity was primarily attributable to net income recognized of $19.8 million, offset by a net decline of $12.2 million in other comprehensive income and $10.1 million in cash distributions paid during the six months ended June 30, 2022.
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

Sources and Uses of Cash

Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from gathering of deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. In 2021, we also had significant cash inflows as a result of our IPO. As of June 30, 2022, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

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

During the six months ended June 30, 2022, we had cash outflows of $436.2 million in loan originations and advances, net of principal collected, and $37.0 million in loans originated for sale.

Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2022, total off-balance sheet commitments totaled $280.0 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.

Deposits

Deposits are our primary source of funding for our business operations, and the cost of deposits has a significant impact on our net interest income and net interest margin.

Our deposits are primarily made up of money market and non-interest-bearing demand deposits. Aside from commercial and business clients, a significant portion of our deposits are from municipalities and non-profit organizations. Cash flows from deposits are impacted by the timing and amount of customer deposits, changes in market rates, and collateral availability.

During the six months ended June 30, 2022, we had significant cash inflows related to an increase in deposits of $215.4 million, primarily as a result of an increase in the number of new relationships and fluctuations in existing accounts.

Over the next twelve months, approximately $202.9 million of time deposits are expected to mature. As these time deposits mature, some of these deposits may not renew due to the competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, combined with our liquid investment portfolio, provides a stable funding base.

Investment Securities

Our investment securities totaled $126.9 million at June 30, 2022. At June 30, 2022, 52.07% and 29.29% of our investment portfolio consisted of mortgage-backed securities and obligations of states and political subdivisions, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $4.4 million from our securities for the remainder of 2022. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.

During the six months ended June 30, 2022, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $10.6 million, offset by cash outflows of $1.6 million related to investment securities purchased. Additionally, at June 30, 2022, securities available-for-sale totaled $122.4 million, of which $21.7 million have been pledged as collateral for borrowings and other commitments.

Future Contractual Obligations

Our estimated future obligations as of June 30, 2022 include both current and long-term obligations. Under our operating leases as discussed in Note 7, Leases, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, we have a current obligation of $0.5 million and a long-term obligation of $4.5 million. We also have a current obligation of $188.8 million and a long-term obligation of $15.2 million related to time deposits, as discussed in Note 6, Interest-Bearing Deposits, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. We have subordinated notes of $28.4 million, all of which are long-term obligations. Finally, we have one significant contract for core processing services. While the actual obligation is unknown and dependent on certain factors, including volume and activity, when using our 2021 average monthly expense extrapolated over the remaining life of the contract, we estimate that our current obligation under this contract is $1.1 million and our long-term obligation is zero until the contract is renewed.

FHLB Financing

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2022, the Bank had outstanding borrowings of $60.0 million and a total financing availability of $280.0 million, net of letters of credit issued of $545.5 million.

Dividends

A use of liquidity for the Company is shareholder dividends. The Company paid dividends to its shareholders totaling $2.6 million during the three months ended June 30, 2022, and $10.1 million during the six months ended June 30, 2022, including a cash distribution in the amount of $4.9 million paid on March 17, 2022 to shareholders of record as of May 3, 2021, for the Company's final accumulated adjustments account payout, which is described in further detail in the Company’s Proxy Statement filed with the SEC and mailed to shareholders on April 6, 2022.

We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during 2022 at a rate of $0.15 per share, which is the rate of each of our last four quarterly dividend payments, our average total dividend paid each quarter would be approximately $2.6 million based on the number of current outstanding shares if there are no increases or decreases in the number of shares, and given that unvested RSAs share equally in dividends with outstanding common stock.
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

Historical Information
The following table summarizes our consolidated cash flow activities:

	Six months ended June 30,
(dollars in thousands)	2022	2021	$ Change
Net cash provided by operating activities	$11,332	$21,769	$(10,437)
Net cash used in investing activities	(431,197)	(122,410)	(308,787)
Net cash provided by financing activities	265,294	346,752	(81,458)
Operating Activities

Net cash provided by operating activities decreased by $10.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increases in loans originated for sale and deferred taxes, partially offset by an increase in proceeds from sale of loans and the provision for loan losses. Various other, less material items made up the remainder of the change. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased by $308.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in loan originations, net of repayments, and a decrease in proceeds from the sale of securities available-for-sale, partially offset by a decrease in purchases of securities available-for-sale.

Financing Activities

Net cash provided by financing activities decreased by $81.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily from proceeds from issuance of stock during our IPO that occurred during the six months ended June 30, 2021, but did not recur during the six months ended June 30, 2022.
Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for loan losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.
Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our unaudited consolidated financial statements. As a bank holding company with less than $3.0 billion in total consolidated assets and that meets certain other criteria, we currently operate under the Small Bank Holding Company Policy Statement and, accordingly, are exempt from the Board of Governors of the Federal Reserve System’s generally applicable risk-based capital ratio and leverage ratio requirements. The Bank is subject to minimum risk-based and leverage capital requirements under federal regulations implementing the Basel III framework, and to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of June 30, 2022, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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

The capital adequacy ratios as of June 30, 2022 and December 31, 2021 for Bancorp and the Bank are presented in the following tables. As of June 30, 2022 and December 31, 2021, Bancorp’s Tier 2 capital included subordinated debt, which was not included at the Bank level.

Capital Ratios for Bancorp	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital (to risk-weighted assets)	$297,999	11.77%	$202,548	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$243,668	9.62%	$151,976	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$243,668	9.62%	$113,982	≥ 4.50%	N/A	N/A
Tier 1 leverage	$243,668	8.81%	$110,632	≥ 4.00%	N/A	N/A
December 31, 2021
Total capital (to risk-weighted assets)	$285,128	13.98%	$163,177	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$122,382	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$91,787	≥ 4.50%	N/A	N/A
Tier 1 leverage	$233,397	9.47%	$98,600	≥ 4.00%	N/A	N/A

Capital Ratios for the Bank	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital (to risk-weighted assets)	$292,350	11.55%	$202,494	≥ 8.00%	$253,117	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$266,439	10.53%	$151,817	≥ 6.00%	$202,423	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$266,439	10.53%	$113,863	≥ 4.50%	$164,468	≥ 6.50%
Tier 1 leverage	$266,439	9.64%	$110,555	≥ 4.00%	$138,194	≥ 5.00%
December 31, 2021
Total capital (to risk-weighted assets)	$279,152	13.69%	$163,078	≥ 8.00%	$203,848	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$122,309	≥ 6.00%	$163,078	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$91,731	≥ 4.50%	$132,501	≥ 6.50%
Tier 1 leverage	$255,807	10.38%	$98,555	≥ 4.00%	$123,193	≥ 5.00%
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
We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations, and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose but may calculate them differently. You should understand how we and other companies each calculate our non-GAAP financial measures when making comparisons.
The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures, along with their most directly comparable financial measures calculated in accordance with GAAP.

Allowance for loan losses to total loans held for investment, excluding PPP loans (dollars in thousands)	June 30, 2022	December 31, 2021
Allowance for loan losses (numerator)	$25,786	$23,243
Total loans held for investment	2,380,511	1,934,460
Less: PPP loans	—	22,124
Total loans held for investment, excluding PPP loans (denominator)	$2,380,511	$1,912,336
Allowance for loan losses to total loans held for investment, excluding PPP loans	1.08%	1.22%

	For the three months ended		For the six months ended
Average loans held for investment and sale, excluding PPP loans (dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Average loans held for investment and sale	$2,227,215	$1,578,438	$2,102,382	$1,552,364
Less: average PPP loans	427	158,568	4,641	167,362
Average loans held for investment and sale, excluding PPP loans	$2,226,788	$1,419,870	$2,097,741	$1,385,002

	For the three months ended		For the six months ended
Average loan yield, excluding PPP loans (dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest and fee income on loans	$24,841	$18,626	$46,932	$37,239
Less: interest and fee income on PPP loans	25	1,771	635	4,172
Interest and fee income on loans, excluding PPP loans	24,816	16,855	46,297	33,067
Annualized interest and fee income on loans, excluding PPP loans (numerator)	$99,537	$67,605	$93,361	$66,682

Average loans held for investment and sale	$2,227,215	$1,578,438	$2,102,382	$1,552,364
Less: average PPP loans	427	158,568	4,641	167,362
Average loans held for investment and sale, excluding PPP loans (denominator)	$2,226,788	$1,419,870	$2,097,741	$1,385,002
Average loan yield, excluding PPP loans	4.47%	4.76%	4.45%	4.81%
Recent Legislative and Regulatory Developments

On June 21, 2022, the FDIC issued a proposed rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The proposed assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds two percent. If the proposed rule is finalized as proposed, the FDIC insurance costs of insured depository institutions, including the Bank, would generally increase.

On May 5, 2022, the federal banking agencies issued a proposed rule that would substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire community, including low- and moderate-income individuals and neighborhoods, under the Community Reinvestment Act. Management is evaluating the potential impact of the proposed rule on the Bank.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable for a smaller reporting company.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2022 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, such controls.

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

Five Star Bancorp
(registrant)

August 11, 2022	/s/ James Beckwith
Date	James Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

August 11, 2022	/s/ Heather Luck
Date	Heather Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)