Form 10-Q
period 2022-09-30
FIVE STAR BANCORP
filed 2022-11-14
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Yes ☐ No ☒
As of November 4, 2022, there were 17,245,650 shares of the registrant’s common stock, no par value, outstanding.

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
•changes in market interest rates that affect the pricing of our loans and deposits, our net interest income, and our borrowers' ability to repay loans;
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
•our ability to implement, maintain, and improve effective internal controls; and
•other factors that are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The foregoing factors that could cause results or performance to materially differ from those expressed in our forward-looking statements should not be considered exhaustive and should be read together with other cautionary statements that are included in this report, including those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and other filings we may make with the Securities and Exchange Commission ("SEC"), copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS

Cash and due from financial institutions	$33,280	$136,074
Interest-bearing deposits in banks	284,389	289,255
Cash and cash equivalents	317,669	425,329

Time deposits in banks	10,216	14,464
Securities available-for-sale, at fair value	114,041	148,807
Securities held-to-maturity, at amortized cost (fair value of $3,441 and $5,197 at September 30, 2022 and December 31, 2021, respectively)	3,764	4,946
Loans held for sale	11,015	10,671
Loans held for investment	2,582,978	1,934,460
Allowance for loan losses	(27,838)	(23,243)
Loans held for investment, net of allowance for loan losses	2,555,140	1,911,217

Federal Home Loan Bank of San Francisco (“FHLB”) stock	10,890	6,723
Operating leases, right-of-use asset ("ROUA")	4,227	—
Premises and equipment, net	1,694	1,773
Bank-owned life insurance ("BOLI"), net	14,550	11,203
Interest receivable and other assets	31,364	21,628
	$3,074,570	$2,556,761

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$1,020,625	$902,118
Interest-bearing	1,593,707	1,383,772
Total deposits	2,614,332	2,285,890

Subordinated notes, net	102,028	28,386
FHLB advances	105,000	—
Operating lease liability	4,492	—
Interest payable and other liabilities	9,460	7,439
Total liabilities	2,835,312	2,321,715

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,245,983 shares issued and outstanding at September 30, 2022; 17,224,848 shares issued and outstanding at December 31, 2021	219,286	218,444
Retained earnings	36,042	17,168
Accumulated other comprehensive loss, net	(16,070)	(566)
Total shareholders’ equity	239,258	235,046
	$3,074,570	$2,556,761
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and fee income
Loans, including fees	$29,787	$20,086	$76,719	$57,325
Taxable securities	439	377	1,252	974
Nontaxable securities	176	194	532	627
Interest-bearing deposits in other banks	1,145	175	1,855	404
	31,547	20,832	80,358	59,330
Interest expense
Deposits	2,817	480	4,383	1,747
FHLB advances	47	—	52	—
Subordinated notes	1,259	443	2,146	1,330
	4,123	923	6,581	3,077

Net interest income	27,424	19,909	73,777	56,253

Provision for loan losses	2,250	—	5,450	200

Net interest income after provision for loan losses	25,174	19,909	68,327	56,053

Non-interest income
Service charges on deposit accounts	132	112	370	308
Net gain on sale of securities available-for-sale	—	435	5	709
Gain on sale of loans	548	988	2,297	3,010
Loan-related fees	546	285	1,958	914
FHLB stock dividends	152	100	353	270
Earnings on BOLI	102	68	293	180
Other	52	40	438	99
	1,532	2,028	5,714	5,490
Non-interest expense
Salaries and employee benefits	5,645	4,980	16,873	14,616
Occupancy and equipment	515	502	1,548	1,394
Data processing and software	797	611	2,252	1,838
Federal Deposit Insurance Corporation ("FDIC") insurance	195	110	605	540
Professional services	792	505	1,914	3,348
Advertising and promotional	512	366	1,340	801
Loan-related expenses	262	462	929	909
Other operating expenses	1,454	1,105	4,491	3,579
	10,172	8,641	29,952	27,025

Income before provision for income taxes	16,534	13,296	44,089	34,518

Provision for income taxes	4,830	2,270	12,570	3,386

Net income	$11,704	$11,026	$31,519	$31,132

Basic earnings per common share	$0.68	$0.64	$1.84	$2.18
Diluted earnings per common share	$0.68	$0.64	$1.84	$2.18
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$11,704	$11,026	$31,519	$31,132

Net unrealized holding loss on securities available-for-sale during the period	(4,718)	(4)	(22,005)	(713)
Reclassification adjustment for net realized gains included in net income	—	(435)	(5)	(709)

Income tax benefit related to other comprehensive loss	(1,395)	(131)	(6,506)	(57)

Other comprehensive loss	(3,323)	(308)	(15,504)	(1,365)

Total comprehensive income	$8,381	$10,718	$16,015	$29,767
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended September 30, 2022 and 2021
(Unaudited)
(In thousands, except share and per share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Three months ended September 30, 2021
Balance at June 30, 2021	17,225,508	$218,026	$—	$288	$218,314
Net income	—	—	11,026	—	11,026
Other comprehensive loss	—	—	—	(308)	(308)
Stock compensation expense	—	190	—	—	190
Stock forfeitures	(1,700)	—	—	—	—
Cash dividends paid ($0.15 per share)	—	—	(2,584)	—	(2,584)
Balance at September 30, 2021	17,223,808	$218,216	$8,442	$(20)	$226,638

Three months ended September 30, 2022
Balance at June 30, 2022	17,245,983	$219,023	$26,924	$(12,747)	$233,200
Net income	—	—	11,704	—	11,704
Other comprehensive loss	—	—	—	(3,323)	(3,323)
Stock compensation expense	—	164	—	—	164
Director stock compensation expense	—	99	—	—	99
Cash dividends paid ($0.15 per share)	—	—	(2,586)	—	(2,586)
Balance at September 30, 2022	17,245,983	$219,286	$36,042	$(16,070)	$239,258
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2022 and 2021
(Unaudited)
(In thousands, except share and per share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Nine months ended September 30, 2021
Balance at December 31, 2020	11,000,273	$110,082	$22,348	$1,345	$133,775
Net income	—	—	31,132	—	31,132
Other comprehensive loss	—	—	—	(1,365)	(1,365)
Stock offering	6,054,750	111,243	—	—	111,243
Stock issued under stock award plans	132,707	—	—	—	—
Stock compensation expense	—	402	—	—	402
Director stock compensation expense	40,500	810	—	—	810
Stock forfeitures	(4,422)	—	—	—	—
Reclassification of retained deficit	—	(4,321)	4,321	—	—
Cash dividends paid ($4.40 per share)	—	—	(49,359)	—	(49,359)
Balance at September 30, 2021	17,223,808	$218,216	$8,442	$(20)	$226,638

Nine months ended September 30, 2022
Balance at December 31, 2021	17,224,848	$218,444	$17,168	$(566)	$235,046
Net income	—	—	31,519	—	31,519
Other comprehensive loss	—	—	—	(15,504)	(15,504)
Stock issued under stock award plans	23,639	—	—	—	—
Stock compensation expense	—	494	—	—	494
Director stock compensation expense	—	348	—	—	348
Stock forfeitures	(2,504)	—	—	—	—
Cumulative effect of adoption of Accounting Standards Codification ("ASC") 842 on retained earnings	—	—	68	—	68
Cash dividends paid ($0.90 per share)	—	—	(12,713)	—	(12,713)
Balance at September 30, 2022	17,245,983	$219,286	$36,042	$(16,070)	$239,258
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2022 and 2021
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$31,519	$31,132
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,450	200
Loans originated for sale	(44,993)	(34,211)
Gain on sale of loans	(2,297)	(3,010)
Proceeds from sale of loans	36,275	31,954
Net gain on sale of securities available-for-sale	(5)	(709)
Earnings on BOLI	(293)	(180)
Stock compensation expense	494	402
Director stock compensation expense	348	810
Change in deferred loan fees	338	(997)
Amortization and accretion of security premiums and discounts	962	1,120
Amortization of subordinated notes issuance costs	96	50
Depreciation and amortization	485	408
Decrease in operating lease liability	(729)	—
Amortization of operating lease ROUA	741	—
Deferred tax provision	13	(4,283)
Net changes in:
Interest receivable and other assets	(3,240)	(1,419)
Interest payable and other liabilities	2,342	3,422
Net cash provided by operating activities	27,506	24,689
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	1,623	40,772
Maturities, prepayments, and calls of securities available-for-sale	13,052	13,639
Purchases of securities available-for-sale	(1,641)	(92,093)
Net change in time deposits in banks	4,248	6,501
Loan originations, net of repayments	(639,040)	(196,280)
Purchase of premises and equipment	(406)	(375)
Purchase of FHLB stock	(4,223)	(491)
Purchase of BOLI	(3,054)	(2,300)
Net cash used in investing activities	(629,441)	(230,627)
Cash flows from financing activities:
Net change in deposits	328,442	384,393
Proceeds from issuance of stock	—	111,243
FHLB advances	105,000	—
Cash dividends paid	(12,713)	(49,359)
Proceeds from subordinated note issuance	75,000	—
Subordinated note issuance costs	(1,454)	—
Net cash provided by financing activities	494,275	446,277
Net change in cash and cash equivalents	(107,660)	240,339
Cash and cash equivalents at beginning of period	425,329	290,493
Cash and cash equivalents at end of period	$317,669	$530,832
Supplemental disclosure of cash flow information:
Interest paid	$1,345	$3,090
Income taxes paid	$5,200	$5,150

Supplemental disclosure of noncash investing and financing activities:
Transfer from loans held for investment to loans held for sale	$10,671	$4,820
Unrealized loss on securities	$(22,005)	$(1,365)
Operating lease liabilities recorded in conjunction with adoption of ASC 842	$5,221	$—
ROUA recorded in conjunction with adoption of ASC 842	$4,974	$—
Cumulative effect of adoption of ASC 842 on retained earnings	$68	$—
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
Basis of Financial Statement Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Regulation S-X. These interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 25, 2022.
The unaudited consolidated financial statements include Five Star Bancorp and its wholly owned subsidiary, Five Star Bank. All significant intercompany transactions and balances are eliminated in consolidation.
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2022.
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

	Three months ended		Nine months ended
(in thousands, except share and per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$11,704	$11,026	$31,519	$31,132
Weighted average basic common shares outstanding	17,140,435	17,095,957	17,123,016	14,256,993
Add: Dilutive effects of assumed vesting of restricted stock	28,012	27,225	37,794	15,538
Weighted average diluted common shares outstanding	17,168,447	17,123,182	17,160,810	14,272,531
Earnings per common share:
Basic EPS	$0.68	$0.64	$1.84	$2.18
Diluted EPS	$0.68	$0.64	$1.84	$2.18
The Company did not have any anti-dilutive shares at September 30, 2022 or September 30, 2021.

For the three months ended September 30, 2021 and the three and nine months ended September 30, 2022, pro forma EPS is actual EPS given that the Company was a C Corporation for the entirety of each period. For the nine months ended September 30, 2021, pro forma EPS is calculated by applying an effective tax rate of 23.25%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4.6 million, as discussed in Note 9. The following reconciliation table provides a detailed calculation of pro forma EPS:

	Three months ended		Nine months ended
(in thousands, except share and per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income before provision for income taxes - GAAP	$16,534	$13,296	$44,089	$34,518
Less: Actual/pro forma provision for income taxes	4,830	2,270	12,570	8,024
Actual/pro forma net income	$11,704	$11,026	$31,519	$26,494

Weighted average basic common shares outstanding	17,140,435	17,095,957	17,123,016	14,256,993
Add: Dilutive effects of assumed vesting of restricted stock	28,012	27,225	37,794	15,538
Weighted average diluted common shares outstanding	17,168,447	17,123,182	17,160,810	14,272,531

Earnings per common share:
Basic EPS (actual/pro forma)	$0.68	$0.64	$1.84	$1.86
Diluted EPS (actual/pro forma)	$0.68	$0.64	$1.84	$1.86
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
Accounting Standards Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Among other things, ASU 2016-02 requires lessees to recognize most leases on the balance sheet, thus increasing reported assets and liabilities. Lessor accounting remains substantially similar to historical GAAP. The FASB has issued incremental guidance to Topic 842 standard through ASU No. 2018-10, 2018-11, and 2021-05. The Company has elected to use the transition relief approach as provided in ASU 2018-11, which permits the Company to use January 1, 2022 as both the application date and the adoption date, rather than the modified retrospective approach. The Company also elected certain relief options offered within the new standard, which include the package of practical expedients, the option not to recognize an ROUA and lease liability that arise from short-term leases (i.e., leases with terms of 12 months or less), and the option of hindsight when determining lease term. Substantially all of the Company’s lease agreements are considered operating leases and were not previously recognized on the Company’s balance sheets. As of January 1, 2022, the Company recorded an ROUA and corresponding lease liability for all applicable operating leases. While the guidance increased the Company’s gross assets and liabilities, the adoption of ASU 2016-02 did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 7, Leases, for more information.

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

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2022
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$114,041	$—	$114,041	$—	OCI
Derivatives – interest rate swap	21	—	21	—	NI
Liabilities:
Derivatives – interest rate swap	21	—	21	—	NI

December 31, 2021
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$148,807	$—	$148,807	$—	OCI
Derivatives – interest rate swap	92	—	92	—	NI
Liabilities:
Derivatives – interest rate swap	92	—	92	—	NI
1Other comprehensive income (“OCI”) or net income (“NI”).
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies' or government-sponsored enterprises’ ("GSEs") debt securities, mortgage-backed securities, government agency issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. As of September 30, 2022 and December 31, 2021, there were no Level 1 or Level 3 available-for-sale securities. The discounted cash flow model is used to determine the fair value of held-to-maturity securities.
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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent impaired loans and other real estate owned (“OREO”). As of September 30, 2022 and December 31, 2021, the Company did not carry any assets measured at fair value on a non-recurring basis.
Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments as of September 30, 2022 and December 31, 2021. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

	September 30, 2022			December 31, 2021
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$317,669	$317,669	Level 1	$425,329	$425,329	Level 1
Time deposits in banks	10,216	10,216	Level 1	14,464	14,464	Level 1
Securities available-for-sale	114,041	114,041	Level 2	148,807	148,807	Level 2
Securities held-to-maturity	3,764	3,441	Level 3	4,946	5,197	Level 3
Loans held for sale	11,015	11,492	Level 2	10,671	11,217	Level 2
Loans held for investment, net of allowance for loan losses	2,555,140	2,366,342	Level 3	1,911,217	1,893,431	Level 3
FHLB stock and other investments	16,636	N/A	N/A	12,464	N/A	N/A
Interest receivable	5,851	5,851	Level 2	5,332	5,332	Level 2
Interest rate swap	21	21	Level 2	92	92	Level 2
Financial liabilities:
Deposits	2,614,332	2,418,124	Level 2	2,285,890	2,210,555	Level 2
Interest payable	306	306	Level 2	23	23	Level 2
Interest rate swap	21	21	Level 2	92	92	Level 2
Subordinated notes	102,028	101,288	Level 3	28,386	28,386	Level 3
The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at September 30, 2022 and December 31, 2021:
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
A summary of the amortized cost and fair value related to securities held-to-maturity as of September 30, 2022 and December 31, 2021 is presented below.

(in thousands)		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
September 30, 2022
Obligations of states and political subdivisions	$3,764	$—	$(323)	$3,441
Total held-to-maturity	$3,764	$—	$(323)	$3,441
December 31, 2021
Obligations of states and political subdivisions	$4,946	$251	$—	$5,197
Total held-to-maturity	$4,946	$251	$—	$5,197
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
A summary of the amortized cost and fair value related to securities available-for-sale as of September 30, 2022 and December 31, 2021 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
September 30, 2022
U.S. government agencies	$15,492	$76	$(248)	$15,320
Mortgage-backed securities	74,551	—	(13,353)	61,198
Obligations of states and political subdivisions	44,358	—	(8,930)	35,428
Collateralized mortgage obligations	454	—	(40)	414
Corporate bonds	2,000	—	(319)	1,681
Total available-for-sale	$136,855	$76	$(22,890)	$114,041
December 31, 2021
U.S. government agencies	$19,824	$60	$(202)	$19,682
Mortgage-backed securities	82,517	94	(1,098)	81,513
Obligations of states and political subdivisions	44,732	525	(120)	45,137
Collateralized mortgage obligations	537	3	—	540
Corporate bonds	2,000	—	(65)	1,935
Total available-for-sale	$149,610	$682	$(1,485)	$148,807

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2022 and December 31, 2021 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	September 30, 2022				December 31, 2021
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$424	$388	$502	$502	$491	$516	$—	$—
After one but within five years	1,015	928	—	—	951	999	507	522
After five years through ten years	1,470	1,343	5,336	4,538	3,504	3,682	3,697	3,748
After ten years	855	782	38,520	30,388	—	—	40,528	40,867

Investment securities not due at a single maturity date:
U.S. government agencies	—	—	15,492	15,320	—	—	19,824	19,682
Mortgage-backed securities	—	—	74,551	61,198	—	—	82,517	81,513
Collateralized mortgage obligations	—	—	454	414	—	—	537	540
Corporate bonds	—	—	2,000	1,681	—	—	2,000	1,935
Total	$3,764	$3,441	$136,855	$114,041	$4,946	$5,197	$149,610	$148,807

Sales of investment securities and gross gains and losses are shown in the following table:

(in thousands)	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Available-for-sale:
Sales proceeds	$—	$24,590	$1,623	$40,772
Gross realized gains	—	435	5	709
Pledged investment securities are shown in the following table:

(in thousands)	September 30, 2022	December 31, 2021
Pledged to the State of California:
Securing deposits of public funds and borrowings	$20,098	$63,363
Total pledged investment securities	$20,098	$63,363
The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

(in thousands)	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2022
U.S. government agencies	$3,264	$(144)	$9,132	$(104)	$12,396	$(248)
Mortgage-backed securities	19,785	(3,445)	41,411	(9,908)	61,196	(13,353)
Obligations of states and political subdivisions	25,235	(5,743)	10,192	(3,187)	35,427	(8,930)
Collateralized mortgaged obligations	414	(40)	—	—	414	(40)
Corporate bonds	832	(168)	849	(151)	1,681	(319)
Total temporarily impaired securities	$49,530	$(9,540)	$61,584	$(13,350)	$111,114	$(22,890)

December 31, 2021
U.S. government agencies	$—	$—	$13,399	$(202)	$13,399	$(202)
Mortgage-backed securities	73,972	(1,046)	1,400	(52)	75,372	(1,098)
Obligations of states and political subdivisions	14,014	(112)	407	(8)	14,421	(120)
Corporate bonds	1,935	(65)	—	—	1,935	(65)
Total temporarily impaired securities	$89,921	$(1,223)	$15,206	$(262)	$105,127	$(1,485)
There were 154 and 91 available-for-sale securities in unrealized loss positions at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the investment portfolio included 75 investment securities that had been in a continuous loss position for twelve months or more and 79 investment securities that had been in a loss position for less than twelve months.

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
There was one held-to-maturity security in a continuous unrealized loss position at September 30, 2022. This security was in an unrealized loss position for less than 12 months. There were no held-to-maturity securities in a continuous loss position for more than 12 months.
Obligations issued or guaranteed by government agencies such as the Government National Mortgage Association (the "GNMA") and the SBA or GSEs under conservatorship such as the FNMA and the FHLMC are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.
The Company’s investment in obligations of states and political subdivisions are deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $10.9 million and $6.7 million of FHLB stock at September 30, 2022 and December 31, 2021, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at September 30, 2022 and December 31, 2021. On July 28, 2022, the FHLB announced a cash dividend for the second quarter of 2022 at an annualized dividend rate of 6.00%, which was paid on August 10, 2022. Cash dividends received on FHLB capital stock amounted to $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively, and were recorded as non-interest income on the consolidated statements of income.

Note 5: Loans and Allowance for Loan Losses
The Company’s loan portfolio is its largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which the Company attempts to mitigate with strong underwriting. As of September 30, 2022 and December 31, 2021, the carrying value of total loans held for investment amounted to $2.6 billion and $1.9 billion, respectively. The following table presents the balance of each major product type within the Company’s portfolio as of the dates indicated.

(in thousands)	September 30, 2022	December 31, 2021
Real estate:
Commercial	$2,220,267	$1,586,232
Commercial land and development	13,476	7,376
Commercial construction	74,997	54,214
Residential construction	5,590	7,388
Residential	24,191	28,562
Farmland	54,073	54,805
Commercial:
Secured	143,200	137,062
Unsecured	25,394	21,136
Paycheck Protection Program (“PPP”)	—	22,124
Consumer and other	23,734	17,167
Subtotal	2,584,922	1,936,066
Less: Net deferred loan fees	1,944	1,606
Less: Allowance for loan losses	27,838	23,243
Loans held for investment, net of allowance for loan losses	$2,555,140	$1,911,217
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

The following table summarizes the credit quality indicators related to the Company’s loans by class as of September 30, 2022:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$2,205,251	$14,906	$110	$—	$2,220,267
Commercial land and development	13,476	—	—	—	13,476
Commercial construction	69,097	5,900	—	—	74,997
Residential construction	5,590	—	—	—	5,590
Residential	24,016	—	175	—	24,191
Farmland	54,073	—	—	—	54,073
Commercial:
Secured	141,830	1,226	144	—	143,200
Unsecured	25,394	—	—	—	25,394
Consumer	23,707	—	27	—	23,734
Total	$2,562,434	$22,032	$456	$—	$2,584,922
The following table summarizes the credit quality indicators related to the Company’s loans by class as of December 31, 2021:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$1,575,006	$1,970	$9,256	$—	$1,586,232
Commercial land and development	7,376	—	—	—	7,376
Commercial construction	48,288	5,926	—	—	54,214
Residential construction	7,388	—	—	—	7,388
Residential	28,384	—	178	—	28,562
Farmland	54,805	—	—	—	54,805
Commercial:
Secured	135,131	751	1,180	—	137,062
Unsecured	21,136	—	—	—	21,136
PPP	22,124	—	—	—	22,124
Consumer	17,167	—	—	—	17,167
Total	$1,916,805	$8,647	$10,614	$—	$1,936,066
Management regularly reviews the Company’s loans for accuracy of risk grades whenever new information is received. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk, and complexity. In addition, investor commercial real estate borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. Management monitors construction loans monthly and reviews consumer loans based on delinquency. Management also reviews loans graded “watch” or worse, regardless of loan type, no less than quarterly.

The age analysis of past due loans by class as of September 30, 2022 consisted of the following:

(in thousands)	Past Due
	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$2,220,267	$2,220,267
Commercial land and development	—	—	—	13,476	13,476
Commercial construction	—	—	—	74,997	74,997
Residential construction	—	—	—	5,590	5,590
Residential	—	—	—	24,191	24,191
Farmland	—	—	—	54,073	54,073
Commercial:
Secured	—	—	—	143,200	143,200
Unsecured	—	—	—	25,394	25,394
PPP	—	—	—	—	—
Consumer and other	289	—	289	23,445	23,734
Total	$289	$—	$289	$2,584,633	$2,584,922
There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of September 30, 2022.
The age analysis of past due loans by class as of December 31, 2021 consisted of the following:

(in thousands)	Past Due		Total Past Due	Current	Total Loans Receivable
	30-89 Days	Greater Than 90 Days
Real estate:
Commercial	$—	$—	$—	$1,586,232	$1,586,232
Commercial land and development	—	—	—	7,376	7,376
Commercial construction	—	—	—	54,214	54,214
Residential construction	—	—	—	7,388	7,388
Residential	—	—	—	28,562	28,562
Farmland	—	—	—	54,805	54,805
Commercial:
Secured	—	—	—	137,062	137,062
Unsecured	—	—	—	21,136	21,136
PPP	—	—	—	22,124	22,124
Consumer and other	334	—	334	16,833	17,167
Total	$334	$—	$334	$1,935,732	$1,936,066
There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of December 31, 2021.

Impaired Loans
Information related to impaired loans as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022			December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Commercial	$110	$110	$—	$122	$122	$—
Residential	175	175	—	178	178	—
Commercial:
Secured	—	—	—	116	116	—
Consumer and other	11	11	—	—	—	—
	296	296	—	416	416	—

With an allowance recorded:
Commercial:
Secured	145	145	145	172	172	172
	145	145	145	172	172	172

Total by category:
Real estate:
Commercial	110	110	—	122	122	—
Residential	175	175	—	178	178	—
Commercial:
Secured	145	145	145	288	288	172
Consumer and other	11	11	—	—	—	—
Total impaired loans	$441	$441	$145	$588	$588	$172
No collateral dependent loans were in process of foreclosure at September 30, 2022 or December 31, 2021.

Information related to impaired loans for the three months ended September 30, 2022 and 2021 consisted of the following:

	Three months ended September 30,
	2022		2021
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial	$112	$—	$128	$—
Residential	175	—	180	—
Commercial:
Secured	—	—	119	—
Consumer and other	12	—	—	—
	299	—	427	—

With an allowance recorded:
Commercial:
Secured	148	—	137	—
	148	—	137	—

Total by category:
Real estate:
Commercial	112	—	128	—
Residential	175	—	180	—
Commercial:
Secured	148	—	256	—
Consumer and other	12	—	—	—
Total impaired loans	$447	$—	$564	$—

Information related to impaired loans for the nine months ended September 30, 2022 and 2021 consisted of the following:

	Nine months ended September 30,
	2022		2021
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial	$116	$—	$132	$—
Residential	177	—	181	—
Commercial:
Secured	58	—	125	—
Consumer and other	27	—	—	—
	378	—	438	—

With an allowance recorded:
Commercial:
Secured	647	—	140	—
Consumer and other	13	—	36	—
	660	—	176	—

Total by category:
Real estate:
Commercial	116	—	132	—
Residential	177	—	181	—
Commercial:
Secured	705	—	265	—
Consumer and other	40	—	36	—
Total impaired loans	$1,038	$—	$614	$—
Non-accrual loans, segregated by class, were as follows as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Real estate:
Commercial	$110	$122
Residential	175	178
Commercial:
Secured	144	288
Total non-accrual loans	$429	$588
The amount of foregone interest income related to non-accrual loans was $6.9 thousand and $32.0 thousand for the three and nine months ended September 30, 2022, respectively, compared to $8.2 thousand and $21.8 thousand for the three and nine months ended September 30, 2021, respectively.

Troubled Debt Restructuring ("TDR")
There were no loans outstanding with a TDR designation at September 30, 2022 or December 31, 2021.
Allowance for Loan Losses
The following table discloses activity in the allowance for loan losses for the three months ended September 30, 2022.

	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$16,621	$—	$—	$1,688	$18,309
Commercial land and development	68	—	—	30	98
Commercial construction	508	—	—	38	546
Residential construction	51	—	—	(10)	41
Residential	188	—	—	(13)	175
Farmland	616	—	—	48	664
Commercial:
Secured	6,284	(346)	68	356	6,362
Unsecured	265	(2)	—	15	278
PPP	—	—	21	(21)	—
Consumer and other	537	(182)	243	(62)	536
Unallocated	648	—	—	181	829
Total	$25,786	$(530)	$332	$2,250	$27,838
The following table discloses activity in the allowance for loan losses for the three months ended September 30, 2021.

	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$10,108	$—	$—	$1,587	$11,695
Commercial land and development	75	—	—	37	112
Commercial construction	491	—	—	(148)	343
Residential construction	46	—	—	14	60
Residential	188	—	—	19	207
Farmland	594	—	—	72	666
Commercial:
Secured	9,194	(347)	84	(1,537)	7,394
Unsecured	209	—	—	9	218
PPP	—	—	—	—	—
Consumer and other	484	(85)	43	196	638
Unallocated	764	—	—	(249)	515
Total	$22,153	$(432)	$127	$—	$21,848

The following table discloses activity in the allowance for loan losses for the nine months ended September 30, 2022.

	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$12,869	$—	$—	$5,440	$18,309
Commercial land and development	50	—	—	48	98
Commercial construction	371	—	—	175	546
Residential construction	50	—	—	(9)	41
Residential	192	—	—	(17)	175
Farmland	645	—	—	19	664
Commercial:
Secured	6,859	(928)	152	279	6,362
Unsecured	207	(2)	—	73	278
PPP	—	(21)	21	—	—
Consumer and other	889	(508)	431	(276)	536
Unallocated	1,111	—	—	(282)	829
Total	$23,243	$(1,459)	$604	$5,450	$27,838
The following table discloses activity in the allowance for loan losses for the nine months ended September 30, 2021.

	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$9,358	$—	$—	$2,337	$11,695
Commercial land and development	77	—	—	35	112
Commercial construction	821	—	—	(478)	343
Residential construction	87	—	—	(27)	60
Residential	220	—	—	(13)	207
Farmland	615	—	—	51	666
Commercial:
Secured	9,476	(787)	219	(1,514)	7,394
Unsecured	179	—	—	39	218
PPP	—	—	—	—	—
Consumer and other	632	(157)	184	(21)	638
Unallocated	724	—	—	(209)	515
Total	$22,189	$(944)	$403	$200	$21,848

The following table summarizes the allocation of the allowance for loan losses by impairment methodology as of September 30, 2022.

	Ending allowance balance allocated to:			Ending balance of:
	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate:
Commercial	$—	$18,309	$18,309	$110	$2,220,157	$2,220,267
Commercial land and development	—	98	98	—	13,476	13,476
Commercial construction	—	546	546	—	74,997	74,997
Residential construction	—	41	41	—	5,590	5,590
Residential	—	175	175	175	24,016	24,191
Farmland	—	664	664	—	54,073	54,073
Commercial:
Secured	145	6,217	6,362	145	143,055	143,200
Unsecured	—	278	278	—	25,394	25,394
PPP	—	—	—	—	—	—
Consumer and other	—	536	536	11	23,723	23,734
Unallocated	—	829	829	—	—	—
Total	$145	$27,693	$27,838	$441	$2,584,481	$2,584,922
The following table summarizes the allocation of the allowance for loan losses by impairment methodology as of December 31, 2021.

	Ending allowance balance allocated to:			Ending balance of:
	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate:
Commercial	$—	$12,869	$12,869	$122	$1,586,110	$1,586,232
Commercial land and development	—	50	50	—	7,376	7,376
Commercial construction	—	371	371	—	54,214	54,214
Residential construction	—	50	50	—	7,388	7,388
Residential	—	192	192	178	28,384	28,562
Farmland	—	645	645	—	54,805	54,805
Commercial:
Secured	172	6,687	6,859	288	136,774	137,062
Unsecured	—	207	207	—	21,136	21,136
PPP	—	—	—	—	22,124	22,124
Consumer and other	—	889	889	—	17,167	17,167
Unallocated	—	1,111	1,111	—	—	—
Total	$172	$23,071	$23,243	$588	$1,935,478	$1,936,066

The following table summarizes the allocation of the allowance for loan losses by impairment methodology as of September 30, 2021.

	Ending allowance balance allocated to:			Ending balance of:
	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate:
Commercial	$—	$11,695	$11,695	$126	$1,316,934	$1,317,060
Commercial land and development	—	112	112	—	15,726	15,726
Commercial construction	—	343	343	—	47,511	47,511
Residential construction	—	60	60	—	8,438	8,438
Residential	—	207	207	179	29,175	29,354
Farmland	—	666	666	—	55,077	55,077
Commercial:
Secured	134	7,260	7,394	252	136,913	137,165
Unsecured	—	218	218	—	21,655	21,655
PPP	—	—	—	—	61,499	61,499
Consumer and other	—	638	638	—	13,528	13,528
Unallocated	—	515	515	—	—	—
Total	$134	$21,714	$21,848	$557	$1,706,456	$1,707,013
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.5 billion and $941.2 million at September 30, 2022 and December 31, 2021, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $39.5 million and $33.4 million at September 30, 2022 and December 31, 2021, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 8, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Related Party Loans
The Company has, and expects to continue to have, banking transactions in the ordinary course of its business with directors, officers, principal shareholders, and their businesses or associates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Loan commitments to insiders and affiliates, net of cash collateral, totaled $7.2 million at September 30, 2022 and $9.7 million at December 31, 2021.

Note 6: Interest-Bearing Deposits
Interest-bearing deposits consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Interest-bearing transaction accounts	$226,928	$278,406
Savings accounts	106,011	88,536
Money market accounts	1,025,200	912,558
Time accounts, $250 or more	217,183	77,868
Other time accounts	18,385	26,404
Total interest-bearing deposits	$1,593,707	$1,383,772
Time deposits totaled $235.6 million and $104.3 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2022	$130,045
2023	101,936
2024	1,747
2025	538
2026	1,302
Total time deposits	$235,568
Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were one-way deposits totaling $4.1 thousand at September 30, 2022 and no one-way deposits at December 31, 2021. The composition of network deposits as of September 30, 2022 and December 31, 2021 was as follows:

(in thousands)	September 30, 2022	December 31, 2021
CDARS	$11,659	$22,411
ICS	275,971	307,636
Total network deposits	$287,630	$330,047
At September 30, 2022 and December 31, 2021, deposits from related parties (directors, executive officers, and principal shareholders) totaled $37.5 million and $32.4 million, respectively.

Interest expense recognized on interest-bearing deposits for periods ended September 30, 2022 and 2021 consisted of the following:

	Three months ended		Nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest-bearing transaction accounts	$115	$37	$251	$113
Savings accounts	65	19	128	53
Money market accounts	1,779	390	2,825	1,447
Time accounts, $250 or more	789	11	1,074	26
Other time accounts	69	23	105	108
Total interest expense on interest-bearing deposits	$2,817	$480	$4,383	$1,747
Note 7: Leases
The Company leases office space for its banking operations under non-cancelable operating leases of various terms. The leases expire at dates through 2032 and provide for renewal options from zero to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. One of the leases provides for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, while the remaining leases include predefined rental increases over the term of the lease.
The Company has a sublease agreement for space adjacent to the Redding location. The sublease has renewal terms extended to December 31, 2022.
The Company leases its Sacramento loan production office from a partnership comprised of some of the Company’s shareholders and certain members of its board of directors. The Sacramento loan production office lease extends through April 2023. Additionally, the Company leased its Natomas branch from the same partnership of related parties until July 13, 2021, at which time ownership of the property was transferred to an unrelated third-party landlord. Rent expense paid to the partnership under these leases was insignificant for the three and nine months ended September 30, 2022, and insignificant and $0.1 million for the three and nine months ended September 30, 2021, respectively.

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

The following table presents the components of lease expense for the three and nine months ended September 30, 2022:

(in thousands)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Operating lease cost	$277	$851
Short-term lease cost	—	—
Variable lease cost	—	—
Sublease income	(5)	(16)
Total lease cost	$272	$835

Prior to the adoption of ASU 2016-02, rent expense under operating leases was $0.3 million and $0.8 million during the three and nine months ended September 30, 2021, respectively. Rent expense was partially offset by rent income of $5.2 thousand and $15.6 thousand during the three and nine months ended September 30, 2021, respectively.

The following table presents the weighted average operating lease term and discount rate at September 30, 2022:

September 30, 2022
Weighted average remaining lease term (in years)	5.53 years
Weighted average discount rate	2.17%

The following table shows the future expected operating lease payments under the Company's operating lease agreements as of September 30, 2022:

(in thousands)
2022	$267
2023	1,009
2024	984
2025	767
2026	665
Thereafter	1,108
Total expected operating lease payments	4,800
Discount for present value of expected cash flows	(308)
Lease liability at September 30, 2022	$4,492
Note 8: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Secured Overnight Financing Rate plus 329.0 basis points (6.74% as of September 30, 2022) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
On November 8, 2019, the Company completed a private placement of $3.8 million of fixed-to-floating rate subordinated notes to certain qualified investors. All of the debt was purchased by four existing or former members of the board of directors and their affiliates. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 5.50% per annum until September 15, 2022. On that date, the interest rate was adjusted to float at a rate equal to the three-month LIBOR plus 354.4 basis points (6.99% as of September 30, 2022) until maturity. The notes include a right of prepayment, on or after September 30, 2022 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company. On November 5, 2022, the Company issued notices of redemption on the notes, which will be redeemed as of December 15, 2022.
On September 28, 2017, the Company completed a private placement of $25.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $8.0 million is owned by an entity that is controlled by a member of the board of directors and three principal shareholders. The notes were used for general corporate purposes, capital management, and to support future growth. The subordinated notes have a maturity date of September 15, 2027 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 15, 2022. On that date, the interest rate was adjusted to float at a rate equal to the three-month LIBOR plus 404.4 basis points (7.49% as of September 30, 2022) until maturity. The notes include a right of prepayment, on or after September 28, 2022 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company. On November 5, 2022, the Company issued notices of redemption on the notes, which will be redeemed as of December 15, 2022.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Debt issuance costs incurred in conjunction with the notes were $2.1 million, of which $0.4 million has been amortized as of September 30, 2022. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At September 30, 2022 and December 31, 2021, the Company’s subordinated debt outstanding was $102.0 million and $28.4 million, respectively.
Other borrowings: In 2005, and through an amendment in 2014, the Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $945.0 million at September 30, 2022 and $696.3 million at December 31, 2021. At September 30, 2022, the Company had $105.0 million of outstanding borrowings. The Company did not have any borrowings outstanding as of December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had letters of credit (“LCs”) issued on its behalf totaling $596.5 million and $420.5 million, respectively, as discussed below.
At September 30, 2022 and December 31, 2021, LCs totaling $206.5 million and $80.5 million, respectively, were pledged to secure State of California deposits, and LCs totaling $390.0 million and $340.0 million, respectively, were pledged to secure local agency deposits. The LCs issued reduced the Company’s available borrowing capacity to $243.5 million and $275.8 million as of September 30, 2022 and December 31, 2021, respectively.
At December 31, 2021, the Company had five unsecured federal funds lines of credit totaling $150.0 million with five of its correspondent banks, respectively. During the nine months ended September 30, 2022, the Company entered into one new unsecured federal funds line of credit totaling $15.0 million and the borrowing capacity of one of the Company's existing unsecured federal funds lines of credit was increased by $10.0 million. As a result, at September 30, 2022, the Company had six unsecured federal funds lines of credit totaling $175.0 million with six of its correspondent banks, respectively. There were no amounts outstanding at September 30, 2022 and December 31, 2021.
At September 30, 2022 and December 31, 2021, the Company had the ability to borrow from the Federal Reserve Discount Window. At September 30, 2022 and December 31, 2021, the borrowing capacity under this arrangement was $21.9 million and $17.0 million, respectively. There were no amounts outstanding at September 30, 2022 and December 31, 2021. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios.
Note 9: Income Taxes
The Company terminated its status as a Subchapter S Corporation as of May 5, 2021, in connection with its IPO and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. As such, any periods ending prior to May 5, 2021 will only reflect a state income tax rate and corresponding tax expense. Pro forma net income is calculated by adding back S Corporation tax to net income and using a combined C Corporation statutory tax rate for federal and state income taxes of 29.56%. In the table presented below, the tax rate reflects the actual effective tax rate for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, as the Company was a C Corporation for the entirety of each of those periods. The effective tax rate for the nine months ended September 30, 2021 excludes the effect of the discrete deferred tax adjustment of $4.6 million, discussed in detail below, which offset the provision for income taxes. The following reconciliation table provides a detailed calculation of the pro forma provision for income taxes:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income before provision for income taxes	$16,534	$13,296	$44,089	$34,518
Effective/pro forma tax rate	29.21%	17.07%	28.51%	23.25%
Actual/pro forma provision for income taxes	$4,830	$2,270	$12,570	$8,024
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
The provision for income tax for the three and nine months ended September 30, 2022 and 2021 differs from the statutory federal rate of 21.00% due to the items below. The three and nine months ended September 30, 2021 differ from the statutory rate, primarily due to the Company’s conversion from an S Corporation to a C Corporation during the second quarter of 2021:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Statutory U.S. federal income tax	$3,472	$2,792	$9,259	$7,249
Increase (decrease) resulting from:
Benefit of S Corporation status	—	(964)	—	(3,968)
State taxes	1,415	1,138	3,774	2,963
C Corp conversion federal rate change	—	—	—	1,484
Deferred tax asset adjustment	—	—	—	(4,638)
Other	(57)	(696)	(463)	296
Provision for income taxes	$4,830	$2,270	$12,570	$3,386
For the three and nine months ended September 30, 2022, the Company’s federal and state statutory tax rate, net of federal benefit, of 29.56%, differed from the blended statutory tax rate of 20.77% used for the three and nine months ended September 30, 2021 due to the termination of the Company's Subchapter S Corporation status as of May 5, 2021. For the three and nine months ended September 30, 2021, the statutory California tax rate of 3.50% and the federal and state statutory rate, net of federal benefit, of 29.56%, were applied to the Company's income based on the number of days the Company was each type of corporation during 2021.
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
Non-cash stock compensation expense recognized for the three months ended September 30, 2022 and 2021 was $0.3 million and $0.2 million, respectively. Non-cash stock compensation expense recognized for the nine months ended September 30, 2022 and 2021 was $0.8 million and $1.2 million, respectively.
At September 30, 2022 and 2021, respectively, there were 104,348 and 127,851 unvested restricted shares. As of September 30, 2022, there was approximately $2.0 million of unrecognized compensation expense related to the 104,348 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 was immaterial.
The following table summarizes activity related to restricted shares for the periods indicated:

	For the three months ended September 30,				For the nine months ended September 30,
	2022		2021		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	107,824	$20.88	129,551	$19.95	127,751	$19.95	11,568	$21.25
Shares granted	—	—	—	—	23,639	28.29	173,207	19.89
Shares vested	(3,476)	28.50	—	—	(44,538)	22.65	(52,502)	20.10
Shares forfeited	—	—	(1,700)	20.00	(2,504)	22.50	(4,422)	19.31
End of the period balance	104,348	$20.62	127,851	$19.95	104,348	$20.62	127,851	$19.95
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

(in thousands)	September 30, 2022	December 31, 2021
Commercial lines of credit	$132,615	$137,354
Undisbursed construction loans	71,588	46,584
Undisbursed commercial real estate loans	82,510	47,793
Agricultural lines of credit	7,999	9,955
Undisbursed agricultural real estate loans	1,064	3,427
Other	2,518	3,764
Total commitments and standby letters of credit	$298,294	$248,877
The Company records an allowance for loan losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for loan losses on unfunded commitments totaled $0.1 million as of September 30, 2022 and December 31, 2021, which is recorded in interest payable and other liabilities in the consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 92.63% of the Company’s loans held for investment at September 30, 2022 and 89.87% of the Company’s loans held for investment at December 31, 2021. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At September 30, 2022, the Company had 88 deposit relationships that exceeded $5.0 million each, totaling $1.6 billion, or approximately 62.42% of total deposits. The Company’s largest single deposit relationship at September 30, 2022 totaled $200.2 million, or approximately 7.66% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $118.5 million and $147.2 million at September 30, 2022 and December 31, 2021, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Note 12: Subsequent Events
On October 20, 2022, the board of directors declared a $0.15 per common share dividend, totaling $2.6 million.

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
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and one loan production office. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At September 30, 2022, we had total assets of $3.1 billion, total loans held for investment, net of allowance for loan losses, of $2.6 billion, and total deposits of $2.6 billion.

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
Refer to the highlights of the financial results table within the section entitled “—Executive Summary” below for the impact of being taxed as a C Corporation on our net income, EPS, and various other financial measures for the three and nine months ended September 30, 2022 and 2021.

Public Company Costs
Following the completion of our IPO, we began to, and will continue to, incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company.
The Sarbanes-Oxley Act, as well as rules adopted by the SEC, the Federal Deposit Insurance Corporation (the “FDIC”), and national securities exchanges, require public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations have increased, and are expected to continue to increase, our legal, regulatory, and financial compliance costs and will make some activities more time-consuming and costly.
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

Executive Summary
Net income for the three and nine months ended September 30, 2022 totaled $11.7 million and $31.5 million, respectively, compared to net income of $11.0 million and $31.1 million for the three and nine months ended September 30, 2021, respectively.
The following are highlights of our operating and financial performance for the periods presented:
•Assets. Total assets were $3.1 billion at September 30, 2022, representing a $517.8 million, or 20.25%, increase compared to $2.6 billion at December 31, 2021. The primary drivers of this increase are discussed below.
•Loans. Total loans held for investment were $2.6 billion at September 30, 2022, compared to $1.9 billion at December 31, 2021, an increase of $648.5 million, or 33.52%. The increase was primarily attributable to a $634.0 million net increase in commercial real estate loans and a $20.8 million net increase in commercial construction loans, partially offset by a $22.1 million net decrease in Paycheck Protection Program (“PPP”) loans.
•PPP Loans. All PPP loans had been forgiven or paid off by the borrower as of September 30, 2022.
•Coronavirus Disease ("COVID-19") Deferments. As of September 30, 2022, no borrowing relationships were on COVID-19 deferment. Of the loans that ended COVID-19 deferments during the quarter ended September 30, 2022, only one loan is on non-accrual status; the remaining loans have returned to their pre-COVID-19 contractual payment structures with no risk rating downgrades or modifications classified as a troubled debt restructuring ("TDR").
•Non-accrual Loans. Credit quality remains strong, with non-accrual loans representing $0.4 million, or 0.02% of total loans held for investment, at September 30, 2022, compared to $0.6 million, or 0.03% of total loans held for investment, at December 31, 2021. The ratio of allowance for loan losses to total loans held for investment, or total loans at period end, was 1.08% at September 30, 2022 and 1.20% at December 31, 2021.
•Return on Average Assets (“ROAA”) and Return on Average Equity (“ROAE”). ROAA and ROAE were 1.60% and 19.35%, respectively, for the three months ended September 30, 2022, as compared to ROAA of 1.85% and ROAE of 19.26% for the three months ended September 30, 2021. Pro forma ROAA and ROAE for the three months ended September 30, 2022 and September 30, 2021 were equal to actual ROAA and ROAE. ROAA and ROAE were 1.53% and 17.85%, respectively, for the nine months ended September 30, 2022, as compared to ROAA of 1.88% and ROAE of 24.01% for the nine months ended September 30, 2021. Pro forma ROAA and ROAE for the nine months ended September 30, 2022 were equal to actual ROAA and ROAE of 1.53% and 17.85%, respectively, as compared to pro forma ROAA of 1.60% and pro forma ROAE of 20.43% for the nine months ended September 30, 2021.
•Net Interest Margin. Net interest margin was 3.84% and 3.72% for the three and nine months ended September 30, 2022, respectively, and 3.60% and 3.63% for the three and nine months ended September 30, 2021, respectively. The increase in net interest margin for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily attributable to increases in yields on interest-earning deposits with banks and investment securities, partially offset by decreases in average loan yields and increases in cost of funds.
•Efficiency Ratio. Efficiency ratio was 35.13% for the three months ended September 30, 2022, down from 39.39% for the corresponding period of 2021. Additionally, efficiency ratio was 37.68% for the nine months ended September 30, 2022, down from 43.77% for the corresponding period of 2021. The decreases were primarily attributable to increases in net interest income period-over-period.
•Deposits. Total deposits increased by $328.4 million from $2.3 billion at December 31, 2021 to $2.6 billion at September 30, 2022. Deposit increases were primarily attributable to an increase in the number of new deposit relationships, as well as normal fluctuations in some of our large existing accounts. Non-interest-bearing deposits increased by $118.5 million in the first nine months of 2022 to $1.0 billion, and represented 39.04% of total deposits at September 30, 2022, compared to 39.46% of total deposits at December 31, 2021. Our loan to deposit ratio was 99.22% at September 30, 2022, compared to 85.09% at December 31, 2021.

•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of September 30, 2022. The total risk-based capital ratio for the Company was 13.94% at September 30, 2022, compared to 13.98% at December 31, 2021. The Tier 1 leverage ratio was 8.66% at September 30, 2022, compared to 9.47% at December 31, 2021. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.15 per share on July 21, 2022.
Highlights of the financial results are presented in the following tables:

(dollars in thousands)	September 30, 2022	December 31, 2021
Selected financial condition data:
Total assets	$3,074,570	$2,556,761
Total loans held for investment	2,582,978	1,934,460
Total deposits	2,614,332	2,285,890
Total subordinated notes, net	102,028	28,386
Total shareholders’ equity	239,258	235,046
Asset quality ratios:
Allowance for loan losses to total loans held for investment	1.08%	1.20%
Allowance for loan losses to total loans held for investment, excluding PPP loans[1]	1.08%	1.22%
Allowance for loan losses to non-accrual loans	6,483.87%	3,954.30%
Non-accrual loans to total loans held for investment	0.02%	0.03%
Capital ratios:
Total capital (to risk-weighted assets)	13.94%	13.98%
Tier 1 capital (to risk-weighted assets)	9.21%	11.44%
Common equity Tier 1 capital (to risk-weighted assets)	9.21%	11.44%
Tier 1 leverage	8.66%	9.47%
Total shareholders’ equity to total assets ratio	7.78%	9.19%
Tangible shareholders’ equity to tangible assets[2]	7.78%	9.19%

	For the three months ended		For the nine months ended
(dollars in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Selected operating data:
Net interest income	$27,424	$19,909	$73,777	$56,253
Provision for loan losses	2,250	—	5,450	200
Non-interest income	1,532	2,028	5,714	5,490
Non-interest expense	10,172	8,641	29,952	27,025
Net income	11,704	11,026	31,519	31,132
Net income per common share:
Basic	$0.68	$0.64	$1.84	$2.18
Diluted	$0.68	$0.64	$1.84	$2.18
Selected pro forma operating data:
Pro forma net income[3]	11,704	11,026	31,519	26,494
Pro forma provision for income taxes[3]	4,830	2,270	12,570	8,024
Pro forma net income per common share[3]:
Basic	$0.68	$0.64	$1.84	$1.86
Diluted	$0.68	$0.64	$1.84	$1.86
Performance and other financial ratios:
ROAA	1.60%	1.85%	1.53%	1.88%
ROAE	19.35%	19.26%	17.85%	24.01%
Net interest margin	3.84%	3.60%	3.72%	3.63%
Cost of funds	0.62%	0.17%	0.35%	0.20%
Efficiency ratio	35.13%	39.39%	37.68%	43.77%
Cash dividend payout ratio on common stock[4]	22.06%	23.29%	24.53%	201.50%
Selected pro forma ratios:
Pro forma ROAA[3,5]	1.60%	1.85%	1.53%	1.60%
Pro forma ROAE[3,5]	19.35%	19.26%	17.85%	20.43%
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
3For the three and nine months ended September 30, 2021, we calculate our pro forma net income, provision for income taxes, net income per common share, ROAA, and ROAE by adding back our S Corporation tax to net income and applying a combined C Corporation statutory tax rate for U.S. federal and California state income taxes of 29.56%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. For the three and nine months ended September 30, 2022, our pro forma provision for income tax expense is the same as our actual C Corporation provision, given that the Company was taxed as a C Corporation for the entirety of the three- and nine-month periods, and thus pro forma calculations for the three and nine months ended September 30, 2022 are equal to actuals.
4Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic net income per common share.
5Pro forma ROAA and ROAE are calculated using pro forma net income balances, with no adjustments to average assets and average equity balances.

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net interest income increased by $7.5 million, or 37.75%, to $27.4 million for the three months ended September 30, 2022 from $19.9 million for the three months ended September 30, 2021. Our net interest margin of 3.84% for the three months ended September 30, 2022 increased from 3.60% for the three months ended September 30, 2021, primarily due to the following:
•An increase in average yields on interest-earning deposits with banks and investment securities. Yields on interest-earning deposits with banks increased due to five Federal Reserve rate increases totaling 3.00% that occurred between September 30, 2021 and September 30, 2022. Additionally, yields on investment securities increased as a result of the Federal Reserve rate hikes discussed above, as U.S. government agencies are indexed to the prime rate, which resets quarterly and changes commensurate with changes that occur to Federal Reserve rates.
•A decrease in average yields on loans. The above increases were partially offset by a decrease in average loan yields from 4.90% for the three months ended September 30, 2021 to 4.74% for the three months ended September 30, 2022. This decrease was primarily due to yields earned on PPP loans forgiven during the three months ended September 30, 2021, which did not recur during the three months ended September 30, 2022. Excluding PPP loans, average loan yields increased eight basis points from 4.66% to 4.74% for the three months ended September 30, 2021 and September 30, 2022, respectively. Average loan yield, excluding PPP loans, is considered a non-GAAP financial measure. See the section entitled "Non-GAAP Financial Measures" for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. Additionally, the rates associated with the index utilized for a significant portion of the Company’s variable rate loans, the United States 5 Year Treasury index, were higher during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, but a majority of these loans were not scheduled to reprice during the three months ended September 30, 2022. New loan originations drove increases in the average daily balance of loans from the three months ended September 30, 2021 to the three months ended September 30, 2022, which partially offset the decrease in average loan yields.
•An increase in average rates paid on interest-bearing liabilities. The increase in net interest margin was also challenged by an increase in the cost of interest-bearing liabilities from 0.29% for the three months ended September 30, 2021 to 1.01% for the three months ended September 30, 2022, primarily due to increases in rates paid on interest-bearing deposit accounts and FHLB advances. Ongoing growth of non-interest-bearing deposits continues to benefit the average cost of total deposits.

Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the three months ended September 30, 2022			For the three months ended September 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits with banks[1]	$210,179	$1,145	2.16%	$412,953	$175	0.17%
Investment securities[2]	126,733	615	1.93%	157,305	571	1.44%
Loans held for investment and sale[1,3]	2,494,468	29,787	4.74%	1,625,995	20,086	4.90%
Total interest-earning assets[1]	2,831,380	31,547	4.42%	2,196,253	20,832	3.76%
Interest receivable and other assets, net	78,112			168,906
Total assets	$2,909,492			$2,365,159
Liabilities and shareholders’ equity
Interest-bearing transaction accounts	$213,926	$115	0.21%	$149,479	$38	0.10%
Savings accounts	103,142	65	0.25%	76,669	19	0.10%
Money market accounts	1,015,698	1,780	0.69%	966,629	389	0.16%
Time accounts	208,678	857	1.63%	54,314	34	0.25%
Subordinated debt and other borrowings[1]	72,195	1,306	7.18%	28,359	443	6.20%
Total interest-bearing liabilities	1,613,639	4,123	1.01%	1,275,450	923	0.29%
Demand accounts	1,041,222			853,017
Interest payable and other liabilities	14,687			9,537
Shareholders’ equity	239,944			227,155
Total liabilities and shareholders’ equity	$2,909,492			$2,365,159
Net interest spread[4]			3.41%			3.48%
Net interest income/margin[5]		$27,424	3.84%		$19,909	3.60%
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

	For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$(1,107)	$2,077	$970
Investment securities	(143)	187	44
Loans held for investment and sale	10,356	(655)	9,701
Total interest-earning assets	9,106	1,609	10,715
Interest-bearing transaction accounts	35	42	77
Savings accounts	17	29	46
Money market accounts	86	1,304	1,390
Time accounts	635	189	824
Subordinated debt and other borrowings	793	70	863
Total interest-bearing liabilities	1,566	1,634	3,200
Changes in net interest income/margin	$7,540	$(25)	$7,515
Total interest income increased by $10.7 million, or 51.44%, to $31.5 million for the three months ended September 30, 2022 from $20.8 million for the corresponding period of 2021 due to the following:
•Rates. The average yields on interest-earning assets were 4.42% and 3.76% for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase in yields period-over-period was primarily due to increases in yields earned on interest-earning deposits with banks and investment securities. These increases were partially offset by a 16 basis point decrease in loan yields from 4.90% to 4.74% for the three months ended September 30, 2021 and September 30, 2022, respectively. This decline was primarily due to yields earned on PPP loans forgiven during the three months ended September 30, 2021, which did not recur during the three months ended September 30, 2022. The overall decline in loan yields was partially offset by an increase in yields on the commercial real estate portfolio which increased by 12 basis points to 4.62% from 4.50% for the three months ended September 30, 2022 and September 30, 2021, respectively, due to increased rates on commercial real estate loans originated in the current rising rate environment.
•Volume. Average interest-earning assets increased by approximately $635.1 million period-over-period, primarily driven by new loan originations, which drove increases in the average daily balances of loans for the three months ended September 30, 2022, offsetting the decline in loan yields.
Total interest expense increased by $3.2 million, or 346.70%, to $4.1 million for the three months ended September 30, 2022 from $0.9 million for the same period of 2021 due to the following:
•Rates. The average costs of interest-bearing liabilities were 1.01% and 0.29% for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase in cost period-over-period was primarily due to increases in rates paid on interest-bearing deposit accounts, with the most significant increases in time and money market accounts, combined with an increase in rates paid on FHLB advances during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The rate paid on the new subordinated debt issuance remained relatively consistent with prior issuances. Additionally, the cost of funds increased from 0.17% for the quarter ended September 30, 2021 to 0.62% for the quarter ended September 30, 2022.

•Volume. Average interest-bearing liabilities increased by $338.2 million period-over-period, primarily driven by the issuance of $75.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due September 1, 2032 on August 17, 2022, combined with increases in average balances for all types of interest-bearing deposit accounts, with the most substantial increases in time, interest-bearing transaction, and money market accounts period-over-period.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net interest income increased by $17.5 million, or 31.15%, to $73.8 million for the nine months ended September 30, 2022 from $56.3 million for the nine months ended September 30, 2021. Our net interest margin of 3.72% for the nine months ended September 30, 2022 increased from 3.63% for the nine months ended September 30, 2021, primarily due to the following:
•An increase in average yields on interest-earning deposits with banks and investment securities. Yields on interest-earning deposits with banks increased due to five Federal Reserve rate increases totaling 3.00% that occurred between September 30, 2021 and September 30, 2022. Additionally, yields on investment securities increased as a result of the Federal Reserve rate hikes discussed above, as U.S. government agencies are indexed to the prime rate, which resets quarterly and changes commensurate with changes that occur to Federal Reserve rates.
•A decrease in average yields on loans. The above increases were partially offset by a decrease in average loan yields from 4.86% for the nine months ended September 30, 2021 to 4.59% for the nine months ended September 30, 2022. This decrease was primarily due to changes in the macroeconomic environment, which caused a majority of the Company’s fixed rate loans to recognize lower yields in 2022 than those recognized in 2021. The rates associated with the index utilized for a significant portion of the Company’s variable rate loans, the United States 5 Year Treasury index, were higher during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, but a majority of these loans were not scheduled to reprice during the nine months ended September 30, 2022, which also contributed to the downward trend in average loan yields. New loan originations at higher-yielding rates drove increases in the average daily balance of loans from the nine months ended September 30, 2021 to the nine months ended September 30, 2022, which partially offset the aforementioned declining average loan yields. For the nine months ended September 30, 2022, interest income from loans increased by $19.4 million to $76.7 million, as the average daily balance of loans increased by $657.8 million, or 41.71%, compared to the same period of 2021.
•An increase in average rates paid on interest-bearing liabilities. The increase in net interest margin was also challenged by an increase in the cost of interest-bearing liabilities from 0.34% for the nine months ended September 30, 2021 to 0.57% for the nine months ended September 30, 2022, primarily due to increases in rates paid on interest-bearing deposit accounts and FHLB advances. Growth of non-interest-bearing deposits continues to benefit the overall average cost of total deposits for the nine months ended September 30, 2022.

Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the nine months ended September 30, 2022			For the nine months ended September 30, 2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits with banks[1]	$280,994	$1,855	0.88%	$351,812	$404	0.15%
Investment securities[2]	136,067	1,784	1.75%	143,207	1,601	1.49%
Loans held for investment and sale[1,3]	2,234,958	76,719	4.59%	1,577,177	57,325	4.86%
Total interest-earning assets[1]	2,652,019	80,358	4.05%	2,072,196	59,330	3.83%
Interest receivable and other assets, net	108,803			145,362
Total assets	$2,760,822			$2,217,558
Liabilities and shareholders’ equity
Interest-bearing transaction accounts	$248,540	$251	0.14%	$151,611	$113	0.10%
Savings accounts	96,986	128	0.18%	71,069	53	0.10%
Money market accounts	972,959	2,825	0.39%	928,170	1,447	0.21%
Time accounts	170,912	1,179	0.92%	45,772	134	0.39%
Subordinated debt and other borrowings[1]	43,562	2,198	6.75%	28,341	1,330	6.27%
Total interest-bearing liabilities	1,532,959	6,581	0.57%	1,224,963	3,077	0.34%
Demand accounts	977,894			809,216
Interest payable and other liabilities	13,936			9,993
Shareholders’ equity	236,033			173,386
Total liabilities and shareholders’ equity	$2,760,822			$2,217,558
Net interest spread[4]			3.48%			3.49%
Net interest income/margin[5]		$73,777	3.72%		$56,253	3.63%
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

	For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$(465)	$1,916	$1,451
Investment securities	(92)	275	183
Loans held for investment and sale	22,578	(3,184)	19,394
Total interest-earning assets	22,021	(993)	21,028
Interest-bearing transaction accounts	95	43	138
Savings accounts	34	41	75
Money market accounts	130	1,248	1,378
Time accounts	863	182	1,045
Subordinated debt and other borrowings	767	101	868
Total interest-bearing liabilities	1,889	1,615	3,504
Changes in net interest income/margin	$20,132	$(2,608)	$17,524
Total interest income increased by $21.0 million, or 35.44%, to $80.4 million for the nine months ended September 30, 2022 from $59.3 million for the corresponding period of 2021 due to the following:
•Rates. The average yields on interest-earning assets were 4.05% and 3.83% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in yields period-over-period was primarily due to an increase in yields earned on interest-earning deposits with banks and investment securities. These increases were partially offset by a 27 basis point decrease in loan yields from 4.86% to 4.59% for the nine months ended September 30, 2021 and September 30, 2022, respectively. This decrease was primarily due to changes in the macroeconomic environment, which caused a majority of the Company's fixed rate loans to recognize lower yields in 2022 than those recognized in 2021, particularly in the categories of commercial real estate and consumer loans.
•Volume. Average interest-earning assets increased by approximately $579.8 million period-over-period, primarily driven by new loan originations, which drove increases in the average daily balances of loans for the nine months ended September 30, 2022, offsetting the decline in loan portfolio yield. For the nine months ended September 30, 2022, interest income from loans increased by $19.4 million to $76.7 million, as the average daily balance of loans increased by $657.8 million, or 41.71%, compared to the same period of 2021.
Total interest expense increased by $3.5 million, or 113.88%, to $6.6 million for the nine months ended September 30, 2022 from $3.1 million for the same period of 2021 due to the following:
•Rates. The average costs of interest-bearing liabilities were 0.57% and 0.34% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in cost period-over-period was primarily due to increases in rates paid on interest-bearing deposit accounts, with the most significant increases in time and money market accounts, combined with an increase in rates paid on FHLB advances during the nine months ended September 30, 2022. The rate paid on the new subordinated debt issuance remained relatively consistent with prior issuances. Additionally, the cost of funds increased from 0.20% for the nine months ended September 30, 2021 to 0.35% for the nine months ended September 30, 2022.
•Volume. Average interest-bearing liabilities increased by $308.0 million, or 25.14%, period-over-period, primarily driven by increases in average balances for all types of interest-bearing deposit accounts, combined with the issuance of $75.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due September 1, 2032 on August 17, 2022. Interest expense on customer deposits increased by $2.6 million to $4.4 million for the nine months ended September 30, 2022 from $1.7 million for the same period of 2021.

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
Three months ended September 30, 2022 compared to three months ended September 30, 2021
We recorded a $2.3 million provision for loan losses in the third quarter of 2022, compared to no provision for loan losses recorded for the same period of 2021. The increase of $2.3 million for the provision period-over-period was primarily due to increased reserves based on loan growth and economic conditions during the third quarter of 2022, while improved economic conditions related to the impact of the COVID-19 pandemic during the third quarter of 2021 provided favorable economic conditions for our borrowers, which resulted in no provision for the period. The Company had a decrease in loans designated as watch and substandard from $57.9 million as of September 30, 2021 to $22.5 million as of September 30, 2022, causing a reduction in related reserves, which partially offset the increase in provision for loan losses period-over-period.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
We recorded a $5.5 million provision for loan losses in the first nine months of 2022, compared to a $0.2 million provision for loan losses for the same period of 2021. The increase of $5.3 million for the provision period-over-period was primarily due to increased reserves based on loan growth and economic conditions during the first nine months of 2022, while improved economic conditions related to the impact of the COVID-19 pandemic during the first nine months of 2021 provided favorable economic conditions for our borrowers, which resulted in a less significant provision for the period. The Company had a decrease in loans designated as watch and substandard from $57.9 million as of September 30, 2021 to $22.5 million as of September 30, 2022, causing a reduction in related reserves, which partially offset the increase in provision for loan losses period-over-period.
Non-interest Income
Non-interest income is a secondary contributor to our net income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on bank-owned life insurance ("BOLI"), and other income.
Three months ended September 30, 2022 compared to three months ended September 30, 2021
The following table details the components of non-interest income for the periods indicated.

	For the three months ended
(dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Service charges on deposit accounts	$132	$112	$20	17.86%
Net gain on sale of securities	—	435	(435)	(100.00)%
Gain on sale of loans	548	988	(440)	(44.53)%
Loan-related fees	546	285	261	91.58%
FHLB stock dividends	152	100	52	52.00%
Earnings on BOLI	102	68	34	50.00%
Other income	52	40	12	30.00%
Total non-interest income	$1,532	$2,028	$(496)	(24.46)%
Net gain on sale of securities. The decrease in net gain on sale of securities resulted primarily from the sale of approximately $24.6 million of municipal securities, mortgage-backed securities, and U.S. government treasuries during the three months ended September 30, 2021, resulting in a $0.4 million gain, which did not recur during the three months ended September 30, 2022.

Gain on sale of loans. The decrease in gain on sale of loans related primarily to an overall decline in the effective yields on loans sold due to uncertainty surrounding the timing of rising interest rates during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. During the three months ended September 30, 2022, approximately $10.5 million of loans were sold with an effective yield of 5.20%, as compared to approximately $9.7 million of loans sold with an effective yield of 10.20% during the three months ended September 30, 2021.

Loan-related fees. The increase in loan-related fees was primarily a result of an increase of $0.2 million in program-related fees for credit card, merchant services, and consumer loan processing programs during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
The following table details the components of non-interest income for the periods indicated.

	For the nine months ended
(dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Service charges on deposit accounts	$370	$308	$62	20.13%
Net gain on sale of securities	5	709	(704)	(99.29)%
Gain on sale of loans	2,297	3,010	(713)	(23.69)%
Loan-related fees	1,958	914	1,044	114.22%
FHLB stock dividends	353	270	83	30.74%
Earnings on BOLI	293	180	113	62.78%
Other income	438	99	339	342.42%
Total non-interest income	$5,714	$5,490	$224	4.08%
Net gain on sale of securities. The decrease in net gain on sale of securities was due to a lower volume of securities sold during the nine months ended September 30, 2022 than were sold during the corresponding period of 2021. During the nine months ended September 30, 2021, approximately $24.4 million of municipal securities and $10.2 million of U.S. government treasuries were sold for a net gain of $0.6 million, which did not recur during the nine months ended September 30, 2022.
Gain on sale of loans. The decrease in gain on sale of loans related primarily to an overall decline in the effective yields on loans sold period-over-period. The effective yield on loans sold during the nine months ended September 30, 2022 was 6.33%, as compared to an effective yield of 9.49% for loans sold during the nine months ended September 30, 2021. This fluctuation was due to uncertainty surrounding the timing of rising interest rates and premiums received on loans sold.
Loan-related fees. The increase in loan-related fees primarily related to $0.8 million of swap referral fees recognized during the nine months ended September 30, 2022, as compared to $0.1 million recognized in the nine months ended September 30, 2021. The remainder of the increase related to loan-related fees earned on higher loan originations during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Earnings on BOLI. The increase in earnings on BOLI related primarily due to an additional BOLI policy purchased during the nine months ended September 30, 2022. Earnings on this policy were only recognized during the nine months ended September 30, 2022, and did not occur during the nine months ended September 30, 2021.

Other income. The increase in other income resulted primarily from a $0.3 million gain recorded on a distribution received on an investment in a venture-backed fund, which did not occur during the nine months ended September 30, 2021.

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
Three months ended September 30, 2022 compared to three months ended September 30, 2021
The following table details the components of non-interest expense for the periods indicated.

	For the three months ended
(dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Salaries and employee benefits	$5,645	$4,980	$665	13.35%
Occupancy and equipment	515	502	13	2.59%
Data processing and software	797	611	186	30.44%
FDIC insurance	195	110	85	77.27%
Professional services	792	505	287	56.83%
Advertising and promotional	512	366	146	39.89%
Loan-related expenses	262	462	(200)	(43.29)%
Other operating expenses	1,454	1,105	349	31.58%
Total non-interest expense	$10,172	$8,641	$1,531	17.72%

Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of a $0.7 million increase in salaries, insurance, and benefits due to a 10.90% increase in headcount between September 30, 2021 and September 30, 2022.

Data processing and software. Data processing and software increased, primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.

Professional services. Professional services increased, primarily as a result of $0.2 million of legal expenses incurred to support corporate organizational matters during the three months ended September 30, 2022 which did not occur during the three months ended September 30, 2021.

Advertising and promotional. The increase in advertising and promotional was primarily related to increases in business development, marketing, and sponsorship expenses due to more in-person participation in events held during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Loan-related expenses. Loan-related expenses decreased, primarily as a result of a $0.2 million accrual recorded during the three months ended September 30, 2021 for an SBA matter in the normal course of business, which did not recur during the three months ended September 30, 2022.

Other operating expenses. Other operating expenses increased, primarily due to a $0.2 million increase in operating expenses, including postage, printing, and other operational expenses, incurred to support the increased customer base for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The remainder of the increase relates to increased expenses for employee travel and event attendance due to more in-person participation in events held during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
The following table details the components of non-interest expense for the periods indicated.

	For the nine months ended
(dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Salaries and employee benefits	$16,873	$14,616	$2,257	15.44%
Occupancy and equipment	1,548	1,394	154	11.05%
Data processing and software	2,252	1,838	414	22.52%
FDIC insurance	605	540	65	12.04%
Professional services	1,914	3,348	(1,434)	(42.83)%
Advertising and promotional	1,340	801	539	67.29%
Loan-related expenses	929	909	20	2.20%
Other operating expenses	4,491	3,579	912	25.48%
Total non-interest expense	$29,952	$27,025	$2,927	10.83%

Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of a $2.8 million increase in salaries and overtime pay as a result of a 10.90% increase in headcount between September 30, 2021 and September 30, 2022, combined with a $0.7 million increase in commissions from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. These increases were partially offset by a $1.6 million increase in deferred loan origination costs period-over-period.

Occupancy and equipment. The increase in occupancy and equipment was primarily the result of an overall increase in depreciation recognized for furniture, fixtures, and equipment that was purchased to support the 10.90% increase in headcount described above, combined with an overall increase in occupancy expenses period-over-period.

Data processing and software. The increase in data processing and software was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.

Professional services. Professional services decreased, primarily as a result of expenses recognized during the nine months ended September 30, 2021 related to the increased audit, consulting, and legal costs incurred to support corporate organizational matters leading up to the IPO, which did not recur during the nine months ended September 30, 2022.

Advertising and promotional. The increase in advertising and promotional was primarily related to increases in business development, marketing, and sponsorship expenses due to more in-person participation at events held during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Other operating expenses. The increase in other operating expenses was primarily due to a $0.4 million increase in travel expenses related to attendance of professional events, conferences, and other business-related travel during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The remainder of the change related to an overall increase in expenses to support the growth in customers period-over-period.
Provision for Income Taxes
The Company terminated its status as a “Subchapter S” corporation effective May 5, 2021, in connection with the Company’s IPO, and became a C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. The provision recorded for the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 yielded effective tax rates of 29.21%, 28.51%, 17.07%, and 9.81%, respectively. Refer to the section entitled “—Pro Forma C Corporation Income Tax Expense” below for a discussion on what the Company’s income tax expense and net income would have been had the Company been taxed as a C Corporation during the nine months ended September 30, 2021.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

The provision for income taxes increased by $2.6 million, or 112.78%, to $4.8 million for the three months ended September 30, 2022, as compared to $2.3 million for the three months ended September 30, 2021. This increase was due to an increase in taxable income, combined with the increase in the statutory tax rate used for each period as a result of the conversion to a C Corporation as discussed above, from 20.77% to 29.56% for the three months ended September 30, 2021 and September 30, 2022, respectively.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
The provision for income taxes for the nine months ended September 30, 2022 increased by $9.2 million, or 271.23%, to $12.6 million, as compared to $3.4 million for the nine months ended September 30, 2021. This increase was due to the change in the statutory tax rate used to calculate the provision from 20.77% for the nine months ended September 30, 2021 to 29.56% for the nine months ended September 30, 2022. This increase was partially offset by a $4.6 million reduction to the provision for income taxes, which did not recur during the nine months ended September 30, 2022, relating to the adjustment of net deferred tax assets due to the termination of the Company's S Corporation status during the nine months ended September 30, 2021.
Pro Forma C Corporation Income Tax Expense
Because of the Company’s status as a Subchapter S Corporation prior to May 5, 2021, no U.S. federal income tax expense was recorded for a portion of the nine months ended September 30, 2021. Had the Company been taxed as a C Corporation and paid U.S. federal income tax for the entirety of that period, the combined statutory income tax rate would have been 29.56%. For the nine months ended September 30, 2021, the pro forma statutory rate reflects a U.S. federal income tax rate of 21.00% and a California state income tax rate of 8.56%, after adjustment for the federal tax benefit, on corporate taxable income. The pro forma statutory rate for the nine months ended September 30, 2021 was calculated using an effective tax rate of 23.25%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4.6 million, discussed in Note 9. The Company’s pro forma provision for income taxes and pro forma net income for the nine months ended September 30, 2021 would have been $8.0 million and $26.5 million, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of September 30, 2022 to our financial condition as of December 31, 2021. The following table summarizes selected components of our balance sheet as of September 30, 2022 and December 31, 2021.

(dollars in thousands)	September 30, 2022	December 31, 2021
Total assets	$3,074,570	$2,556,761
Cash and cash equivalents	$317,669	$425,329
Total investments	$117,805	$153,753
Loans held for investment	$2,582,978	$1,934,460
Total deposits	$2,614,332	$2,285,890
Subordinated notes, net	$102,028	$28,386
Total shareholders’ equity	$239,258	$235,046
Total Assets
At September 30, 2022, total assets were $3.1 billion, an increase of $517.8 million from $2.6 billion at December 31, 2021, primarily due to an increase in loans held for investment, partially offset by a decrease in cash and cash equivalents, as discussed below.

Cash and Cash Equivalents
Total cash and cash equivalents were $317.7 million at September 30, 2022, a decrease of $107.7 million from $425.3 million at December 31, 2021. The decrease in cash and cash equivalents was primarily a result of loans originated for sale of $45.0 million, loan originations and advances, net of principal collected, of $639.0 million, and cash distributions of $12.7 million during the nine months ended September 30, 2022. These decreases were partially offset by net income recognized of $31.5 million, proceeds from sale of loans of $36.3 million, an increase in deposits of $328.4 million, proceeds from the subordinated note issuance of $75.0 million, and cash received from an FHLB advance of $105.0 million.
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
Our total securities held-to-maturity and available-for-sale amounted to $117.8 million at September 30, 2022 and $153.8 million at December 31, 2021, representing a decrease of $35.9 million period-over-period. The decrease was primarily due to an unrealized loss (tax-effected) on securities of $15.5 million, primarily in our mortgage-backed and municipal securities portfolios, resulting in tax-effected decreases to each of those portfolios of $8.7 million and $5.4 million, respectively. This unrealized loss was recognized as a result of interest rate increases that occurred during the period.
The following table presents the carrying value of our investment portfolio as of the dates indicated:

	As of
	September 30, 2022		December 31, 2021
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agencies	$15,320	13.00%	$19,682	12.80%
Mortgage-backed securities	61,198	51.95%	81,513	53.02%
Obligations of states and political subdivisions	35,428	30.07%	45,137	29.36%
Collateralized mortgage obligations	414	0.35%	540	0.35%
Corporate bonds	1,681	1.43%	1,935	1.26%
Total available-for-sale	114,041	96.80%	148,807	96.79%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	3,764	3.20%	4,946	3.21%
Total	$117,805	100.00%	$153,753	100.00%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of September 30, 2022:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale:
U.S. government agencies	$—	—%	$839	1.93%	$2,893	2.08%	$11,588	1.70%	$15,320	1.78%
Mortgage-backed securities	—	—%	—	—%	2	6.94%	61,196	1.68%	61,198	1.68%
Obligations of states and political subdivisions	502	2.80%	—	—%	4,538	1.63%	30,388	1.69%	35,428	1.70%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	414	1.76%	414	1.76%
Corporate bonds	—	—%	1,681	1.25%	—	—%	—	—%	1,681	1.25%
Total available-for-sale	502	2.80%	2,520	1.48%	7,433	1.81%	103,586	1.69%	114,041	1.69%

Held-to-maturity:
Obligations of states and political subdivisions	424	6.00%	1,015	6.00%	1,470	6.00%	855	6.00%	3,764	6.00%
Total	$926	4.27%	$3,535	2.77%	$8,903	2.50%	$104,441	1.72%	$117,805	1.83%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of December 31, 2021:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale:
U.S. government agencies	$—	—%	$1,591	1.97%	$3,814	0.69%	$14,277	0.19%	$19,682	0.43%
Mortgage-backed securities	—	—%	—	—%	3	6.90%	81,510	1.51%	81,513	1.51%
Obligations of states and political subdivisions	—	—%	522	2.80%	3,748	1.56%	40,867	1.69%	45,137	1.69%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	540	1.73%	540	1.73%
Corporate bonds	—	—%	1,935	1.25%	—	—%	—	—%	1,935	1.25%
Total available-for-sale	—	—%	4,048	1.73%	7,565	1.12%	137,194	1.43%	148,807	1.42%

Held-to-maturity:
Obligations of states and political subdivisions	491	6.00%	951	6.00%	3,504	6.00%	—	—%	4,946	6.00%
Total	$491	6.00%	$4,999	2.54%	$11,069	2.67%	$137,194	1.43%	$153,753	1.57%
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

A summary of the amortized cost and fair value related to securities as of September 30, 2022 and December 31, 2021 is presented below.

		Gross Unrealized
(dollars in thousands)	Amortized Cost	Gains	(Losses)	Fair Value
September 30, 2022
Available-for-sale:
U.S. government agencies	$15,492	$76	$(248)	$15,320
Mortgage-backed securities	74,551	—	(13,353)	61,198
Obligations of states and political subdivisions	44,358	—	(8,930)	35,428
Collateralized mortgage obligations	454	—	(40)	414
Corporate bonds	2,000	—	(319)	1,681
Total available-for-sale	$136,855	$76	$(22,890)	$114,041
Held-to-maturity:
Obligations of states and political subdivisions	$3,764	$—	$(323)	$3,441

December 31, 2021
Available-for-sale:
U.S. government agencies	$19,824	$60	$(202)	$19,682
Mortgage-backed securities	82,517	94	(1,098)	81,513
Obligations of states and political subdivisions	44,732	525	(120)	45,137
Collateralized mortgage obligations	537	3	—	540
Corporate bonds	2,000	—	(65)	1,935
Total available-for-sale	$149,610	$682	$(1,485)	$148,807
Held-to-maturity:
Obligations of states and political subdivisions	$4,946	$251	$—	$5,197
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

Loan Portfolio
Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting. As of September 30, 2022 and December 31, 2021, our total loans amounted to $2.6 billion and $1.9 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,220,267	85.53%	$1,586,232	81.48%
Commercial land and development	13,476	0.52%	7,376	0.38%
Commercial construction	74,997	2.89%	54,214	2.78%
Residential construction	5,590	0.22%	7,388	0.38%
Residential	24,191	0.93%	28,562	1.47%
Farmland	54,073	2.08%	54,805	2.82%
Commercial:
Secured	143,200	5.52%	137,062	7.03%
Unsecured	25,394	0.98%	21,136	1.09%
PPP	—	—%	22,124	1.14%
Consumer and other	23,734	0.91%	17,167	0.88%
Loans held for investment, gross	2,584,922	99.58%	1,936,066	99.45%

Loans held for sale:
Commercial	11,015	0.42%	10,671	0.55%
Total loans, gross	2,595,937	100.00%	1,946,737	100.00%
Net deferred loan fees	(1,944)		(1,606)
Total loans	$2,593,993		$1,945,131
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

The following tables present the commercial real estate loan balance, associated percentage of commercial real estate concentrations, estimated real estate collateral values, and related loan-to-value (“LTV”) ranges by collateral type as of the dates indicated. Collateral values and LTVs included in the table below reflect real estate collateral and do not include personal property collateral. Revolving lines of credit with zero balance and 0.00% LTV are excluded from this table. Collateral values are determined at origination using third-party real estate appraisals or evaluations. Updated appraisals, which are included in the table below, are obtained for loans that are downgraded to watch or substandard. Loans over $1.0 million are reviewed annually, at which time an internal assessment of collateral values is completed.

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
September 30, 2022
Manufactured home community	$592,051	26.67%	$1,015,747	17.17%	74.41%
Retail	264,764	11.92%	499,970	7.58%	74.30%
RV Park	227,507	10.25%	390,711	18.73%	72.64%
Multifamily	192,848	8.69%	437,185	14.45%	75.00%
Industrial	166,271	7.49%	362,244	10.84%	156.88%
Mini storage	154,143	6.94%	280,590	20.33%	70.50%
Faith-based	144,676	6.52%	385,770	1.25%	73.96%
Office	143,720	6.47%	313,042	8.41%	79.34%
All other types[1]	334,287	15.05%	691,130	0.25%	156.88%
Total	$2,220,267	100.00%	$4,376,389	0.25%	156.88%

December 31, 2021
Manufactured home community	$388,133	24.47%	$636,449	16.65%	74.41%
Retail	166,960	10.53%	307,376	5.10%	75.00%
Multifamily	152,412	9.61%	350,953	5.13%	75.00%
Industrial	135,401	8.54%	318,875	1.43%	74.51%
Office	134,728	8.49%	294,367	1.67%	75.00%
RV Park	130,777	8.24%	212,820	14.22%	78.00%
Faith-based	108,718	6.85%	272,383	4.59%	80.14%
Mini storage	85,712	5.40%	159,810	20.76%	69.05%
Mixed use	83,270	5.25%	155,961	1.04%	71.98%
All other types[1]	200,121	12.62%	473,952	8.00%	94.97%
Total	$1,586,232	100.00%	$3,182,946	1.04%	94.97%
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% commercial real estate concentration and include hospitality properties, auto dealerships, car washes, assisted living communities, country clubs, gas stations/convenience stores, medical offices, special purpose properties, mortuaries, restaurants, and schools.
The weighted average LTV of impaired, collateral dependent loans was approximately 86.01% at September 30, 2022 and approximately 70.67% at December 31, 2021.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly (when PPP loans are excluded). Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 89.38% of loans held for investment at September 30, 2022. Commercial secured lending (consisting primarily of SBA 7(a) loans under $350,000) represents 5.54% of loans held for investment at September 30, 2022. We sell the guaranteed portion of all SBA 7(a) loans, excluding PPP loans, in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 602.74% and 577.92% as of September 30, 2022 and December 31, 2021, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of September 30, 2022. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.
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
The following table sets forth the contractual maturities of our loan portfolio as of September 30, 2022:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$32,879	$221,554	$1,901,186	$64,648	$2,220,267
Commercial land and development	4,590	5,928	2,958	—	13,476
Commercial construction	—	35,020	39,977	—	74,997
Residential construction	—	4,662	928	—	5,590
Residential	500	6,161	16,521	1,009	24,191
Farmland	1,922	5,849	46,302	—	54,073
Commercial:
Secured	26,880	30,731	93,387	3,217	154,215
Unsecured	926	9,132	15,336	—	25,394
PPP	—	—	—	—	—
Consumer and other	1,326	8,195	14,213	—	23,734
Total	$69,023	$327,232	$2,130,808	$68,874	$2,595,937
The following table sets forth the contractual maturities of our loan portfolio as of December 31, 2021:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$32,107	$170,222	$1,343,367	$40,536	$1,586,232
Commercial land and development	1,209	6,167	—	—	7,376
Commercial construction	3,418	17,575	32,131	1,090	54,214
Residential construction	5,609	1,779	—	—	7,388
Residential	1,183	8,246	17,871	1,262	28,562
Farmland	3,876	8,116	42,813	—	54,805
Commercial:
Secured	31,436	29,880	82,526	3,891	147,733
Unsecured	1,182	3,976	15,978	—	21,136
PPP	598	21,526	—	—	22,124
Consumer and other	35	3,619	13,513	—	17,167
Total	$80,653	$271,106	$1,548,199	$46,779	$1,946,737

The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of September 30, 2022:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$554,791	$1,665,476	$2,220,267
Commercial land and development	1,523	11,953	13,476
Commercial construction	3,022	71,975	74,997
Residential construction	—	5,590	5,590
Residential	1,562	22,629	24,191
Farmland	6,327	47,746	54,073
Commercial:
Secured	38,448	115,767	154,215
Unsecured	20,049	5,345	25,394
PPP	—	—	—
Consumer and other	23,734	—	23,734
Total	$649,456	$1,946,481	$2,595,937
The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of December 31, 2021:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$394,648	$1,191,584	$1,586,232
Commercial land and development	722	6,654	7,376
Commercial construction	—	54,214	54,214
Residential construction	—	7,388	7,388
Residential	2,222	26,340	28,562
Farmland	4,183	50,622	54,805
Commercial:
Secured	34,771	112,962	147,733
Unsecured	19,841	1,295	21,136
PPP	22,124	—	22,124
Consumer and other	17,167	—	17,167
Total	$495,678	$1,451,059	$1,946,737
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

Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction, such as collateral cash flow, collateral coverage, and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after the origination process. Particular emphasis is placed on our commercial portfolio, where risk assessments are reevaluated as a result of reviewing commercial property operating statements and borrower financials. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance. We design our practices to facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk classifications are an integral part of management's assessment of the adequacy of our allowance for loan losses. We periodically employ the use of an independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions and rising interest rates.
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
Troubled Debt Restructurings
We consider a loan to be a TDR when we have granted a concession and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy. A TDR loan is generally kept on non-accrual status until, among other criteria, the borrower has paid for six consecutive months with no payment defaults, at which time the TDR may be placed back on accrual status.
COVID-19 Deferments
The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19-related loan modifications executed between March 1, 2020 and the earlier of: (i) 60 days after the date of termination of the national emergency declared by the President; and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term modifications (e.g., up to six months) such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We elected to apply these temporary accounting provisions to loans under payment relief beginning in March 2020. As of September 30, 2022, no borrowing relationships were in a COVID-19 deferment period, and two loans totaling $0.1 million had been in a COVID-19 deferment period in the second quarter of 2022 but were not in such deferment as of September 30, 2022. We accrued and recognized interest income on loans that were under payment relief based on the original contractual interest rates. When payments resumed at the end of the relief period, the payments were generally applied to accrued interest due until accrued interest was fully paid.

SBA 7(a) Payments Made Under the CARES Act
Section 1112 of the CARES Act required the SBA to make payments on new and existing 7(a) loans for up to six months. The Consolidated Appropriations Act amended this section of the CARES Act to extend the payment on 7(a) loans in existence on March 27, 2020, beginning on February 1, 2021, for up to eight or eleven months, depending on the borrower’s industry code, and to require the SBA to make up to three months of payments on new 7(a) loans approved between February 1, 2021 and September 30, 2021. These payments are not deferments but rather full payments of principal and interest that the borrower will not be responsible for in the future. In the first nine months of 2022, the SBA made payments under this program on 29 of our SBA 7(a) loans, totaling $0.2 million in principal and interest. As of September 30, 2022, the principal outstanding on loans that received one or more of these payments under the CARES Act was $5.2 million. We do not expect the SBA to make any additional payments on our SBA 7(a) loans under this program.
SBA Loans
During the three and nine months ended September 30, 2022, the Company sold 36 and 127 SBA 7(a) loans, respectively, with government guaranteed portions totaling $10.5 million and $36.3 million, respectively. The Company received gross proceeds of $11.1 million and $38.6 million, respectively, on the loans sold during the three and nine months ended September 30, 2022, resulting in the recognition of net gains on sale of $0.5 million and $2.3 million during the three and nine months ended September 30, 2022, respectively. The Company did not sell any PPP loans during 2022.
Non-accrual Loans
The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

	As of
(dollars in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans:
Real estate:
Commercial	$110	$122
Residential	175	178
Commercial:
Secured	144	288
Total non-accrual loans	429	588

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	429	588

Real estate owned	—	—
Total nonperforming assets	$429	$588
COVID-19 deferments	$—	$12,156

Performing TDRs (not included above)	$—	$—

Allowance for loan losses to period end nonperforming loans	6,483.87%	3,954.30%
Nonperforming loans to loans held for investment[1]	0.02%	0.03%
Nonperforming assets to total assets	0.01%	0.02%
Nonperforming loans plus performing TDRs to loans held for investment[1]	0.02%	0.03%
COVID-19 deferments to loans held for investment[1]	—%	0.63%
1Loans held for investment are equivalent to total loans outstanding at period end.

The ratio of nonperforming loans to loans held for investment decreased from 0.03% as of December 31, 2021 to 0.02% as of September 30, 2022, primarily due to a decrease in nonperforming commercial secured loans.
The ratio of the allowance for loan losses to nonperforming loans increased from 3,954.30% as of December 31, 2021 to 6,483.87% as of September 30, 2022. The increase was primarily due to an increase in the allowance for loan losses from December 31, 2021 to September 30, 2022 related to increased reserves based on loan growth and economic conditions during the nine months ended September 30, 2022, combined with a decrease in commercial secured non-accrual loans from December 31, 2021 to September 30, 2022.
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

The banking industry defines loans graded substandard or doubtful as “classified” loans. The following table shows our levels of classified loans as of the periods indicated:

(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
September 30, 2022
Real estate:
Commercial	$2,205,251	$14,906	$110	$—	$2,220,267
Commercial land and development	13,476	—	—	—	13,476
Commercial construction	69,097	5,900	—	—	74,997
Residential construction	5,590	—	—	—	5,590
Residential	24,016	—	175	—	24,191
Farmland	54,073	—	—	—	54,073
Commercial:
Secured	141,830	1,226	144	—	143,200
Unsecured	25,394	—	—	—	25,394
PPP	—	—	—	—	—
Consumer	23,707	—	27	—	23,734
Total	$2,562,434	$22,032	$456	$—	$2,584,922

December 31, 2021
Real estate:
Commercial	$1,575,006	$1,970	$9,256	$—	$1,586,232
Commercial land and development	7,376	—	—	—	7,376
Commercial construction	48,288	5,926	—	—	54,214
Residential construction	7,388	—	—	—	7,388
Residential	28,384	—	178	—	28,562
Farmland	54,805	—	—	—	54,805
Commercial:
Secured	135,131	751	1,180	—	137,062
Unsecured	21,136	—	—	—	21,136
PPP	22,124	—	—	—	22,124
Consumer	17,167	—	—	—	17,167
Total	$1,916,805	$8,647	$10,614	$—	$1,936,066
Loans designated as watch and substandard, which are not considered adversely classified, increased to $22.5 million at September 30, 2022 from $19.3 million at December 31, 2021. Loans designated as watch increased while loans designated substandard decreased period-over-period due to a payoff of commercial real estate loans designated as substandard, resulting in a decrease in the reserve overall since substandard loan designations are less favorable than watch designations, and therefore result in more significant reserves. There were no loans with doubtful risk grades at September 30, 2022 or December 31, 2021.
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
At September 30, 2022, the Company’s allowance for loan losses was $27.8 million, as compared to $23.2 million at December 31, 2021. The $4.6 million increase is due to a $5.5 million provision for loan losses recorded for the nine months ended September 30, 2022, partially offset by net charge-offs of $0.9 million during the same period.
The following table is a summary of the allowance for loan losses by loan class as of the periods indicated:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment:
Real estate:
Commercial	$18,309	65.76%	$12,869	55.37%
Commercial land and development	98	0.35%	50	0.22%
Commercial construction	546	1.96%	371	1.60%
Residential construction	41	0.15%	50	0.22%
Residential	175	0.63%	192	0.83%
Farmland	664	2.39%	645	2.78%
Commercial:
Secured	6,217	22.33%	6,687	28.77%
Unsecured	278	1.00%	207	0.89%
Consumer and other	536	1.93%	889	3.82%
Unallocated	829	2.98%	1,111	4.78%
	27,693	99.48%	23,071	99.28%
Individually evaluated for impairment	145	0.52%	172	0.72%
Total allowance for loan losses	$27,838	100.00%	$23,243	100.00%
The ratio of allowance for loan losses to total loans held for investment was 1.08% at September 30, 2022, compared to 1.20% at December 31, 2021. Excluding PPP loans, the ratios of the allowance for loan losses to total loans held for investment were 1.08% and 1.22% at September 30, 2022 and December 31, 2021, respectively. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. Non-accrual loans totaled $0.4 million, or 0.02% of total loans held for investment, at September 30, 2022, decreasing from $0.6 million, or 0.03% of total loans held for investment, at December 31, 2021.

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	As of and for the three months ended
	September 30, 2022		September 30, 2021
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$2,483,451		$1,622,800

Allowance for loan losses (beginning of period)	$25,786		$22,153

Net (charge-offs) recoveries:
Real estate:
Commercial	—	—%	—	—%
Commercial land and development	—	—%	—	—%
Commercial construction	—	—%	—	—%
Residential construction	—	—%	—	—%
Residential	—	—%	—	—%
Farmland	—	—%	—	—%
Commercial:
Secured	(278)	(0.01)%	(263)	(0.02)%
Unsecured	(2)	—%	—	—%
PPP	21	—%	—	—%
Consumer and other	61	—%	(42)	—%
Net charge-offs	(198)	(0.01)%	(305)	(0.02)%

Provision for loan losses	2,250		—

Allowance for loan losses (end of period)	$27,838		$21,848

Loans held for investment	$2,582,978		$1,704,716
Allowance for loan losses to loans held for investment	1.08%		1.28%

	As of and for the nine months ended
	September 30, 2022		September 30, 2021
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$2,225,609		$1,574,393

Allowance for loan losses (beginning of period)	$23,243		$22,189

Net (charge-offs) recoveries:
Real estate:
Commercial	—	—%	—	—%
Commercial land and development	—	—%	—	—%
Commercial construction	—	—%	—	—%
Residential construction	—	—%	—	—%
Residential	—	—%	—	—%
Farmland	—	—%	—	—%
Commercial:
Secured	(776)	(0.03)%	(568)	(0.04)%
Unsecured	(2)	—%	—	—%
PPP	—	—%	—	—%
Consumer and other	(77)	—%	27	—%
Net charge-offs	(855)	(0.04)%	(541)	(0.03)%

Provision for loan losses	5,450		200

Allowance for loan losses (end of period)	$27,838		$21,848

Loans held for investment	$2,582,978		$1,704,716
Allowance for loan losses to loans held for investment	1.08%		1.28%
The allowance for loan losses to loans held for investment decreased from 1.28% as of September 30, 2021 to 1.08% as of September 30, 2022. The decrease was primarily due to a 51.52% increase in loans held for investment period-over-period, while the allowance for loan losses increased by only 27.42% period-over-period. Increases in the allowance for loan losses as a result of overall loan growth were partially offset by a reduction in reserves related to loans designated as watch and substandard between September 30, 2021 and September 30, 2022.
Net charge-offs as a percent of average loans held for investment decreased from 0.02% to 0.01% for the three months ended September 30, 2021 and September 30, 2022, respectively. The decrease was primarily driven by the net charge-off rate related to the commercial secured portfolio, which decreased from 0.02% to 0.01% for the three months ended September 30, 2021 and September 30, 2022, respectively.
Net charge-offs as a percent of average loans held for investment increased from 0.03% to 0.04% for the nine months ended September 30, 2021 and September 30, 2022, respectively. The increase was primarily driven by net charge-offs related to the consumer and other portfolio, which increased by $0.1 million from a net recovery for the nine months ended September 30, 2021 to a net charge-off for the nine months ended September 30, 2022.

Liabilities
During the first nine months of 2022, total liabilities increased by $513.6 million from $2.3 billion as of December 31, 2021 to $2.8 billion as of September 30, 2022. This increase was primarily due to an increase in total deposits of $328.4 million, comprised of increases of $118.5 million in non-interest-bearing deposits and $209.9 million in interest-bearing deposits, as well as increases in subordinated notes outstanding of $73.6 million and FHLB advances of $105.0 million.
Deposits
Representing 92.21% of our total liabilities as of September 30, 2022, deposits are our primary source of funding for our business operations.
Total deposits increased by $328.4 million, or 14.37%, to $2.6 billion at September 30, 2022 from $2.3 billion at December 31, 2021. Deposit increases were primarily attributable to an increase in the number of new relationships, as well as normal fluctuations in some of our larger accounts. Non-interest-bearing deposits increased by $118.5 million from December 31, 2021 to $1.0 billion and represented 39.04% of total deposits at September 30, 2022, compared to 39.46% of total deposits at December 31, 2021. Our loan to deposit ratio was 99.22% at September 30, 2022, as compared to 85.09% at December 31, 2021. We intend to continue to operate our business with a loan to deposit ratio within the range of these levels.
The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	For the three months ended
	September 30, 2022			September 30, 2021
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$213,926	0.21%	8.28%	$149,479	0.10%	7.12%
Money market and savings accounts	1,118,840	0.65%	43.32%	1,043,298	0.16%	49.67%
Time accounts	208,678	1.63%	8.08%	54,314	0.25%	2.59%
Demand accounts	1,041,222	—%	40.32%	853,017	—%	40.62%
Total deposits	$2,582,666	0.43%	100.00%	$2,100,108	0.09%	100.00%

	For the nine months ended
	September 30, 2022			September 30, 2021
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$248,540	0.14%	10.07%	$151,611	0.10%	7.56%
Money market and savings accounts	1,069,944	0.37%	43.37%	999,239	0.20%	49.82%
Time accounts	170,912	0.92%	6.93%	45,772	0.39%	2.28%
Demand accounts	977,894	—%	39.63%	809,216	—%	40.34%
Total deposits	$2,467,290	0.24%	100.00%	$2,005,838	0.12%	100.00%
Uninsured deposits totaled $1.3 billion at both September 30, 2022 and December 31, 2021.

As of September 30, 2022, our 36 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.3 billion, or 48.40% of our total deposits. As of December 31, 2021, our 26 largest deposit relationships, each accounting for more than $10.0 million, totaled $912.7 million, or 39.93% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
Municipalities	$504,032	$424,483
Non-profits	191,118	181,080
Businesses	570,127	307,132
Total	$1,265,277	$912,695
Our largest single deposit relationship at September 30, 2022 related to a government agency. The balances for this customer were $200.2 million, or 7.66% of total deposits as of that date. At December 31, 2021, our largest single deposit relationship related to a non-profit association that supports hospitals and health systems and had balances of $155.0 million, or 6.78% of total deposits, at that date.
The following table sets forth the maturity of time deposits as of September 30, 2022:

(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$122,685	$7,361	$130,046	$121,185
Over three through six months	81,624	3,050	84,674	80,374
Over six through twelve months	10,172	6,633	16,805	7,172
Over twelve months	2,702	1,341	4,043	1,203
Total	$217,183	$18,385	$235,568	$209,934

FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were borrowings of $105.0 million outstanding as of September 30, 2022 and no borrowings outstanding as of December 31, 2021.
In 2017, 2019, and 2022, we issued subordinated notes of $25.0 million, $3.8 million, and $75.0 million, respectively. This debt was issued to investors in private placement transactions. See Note 8, Long Term Debt and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding these subordinated notes. The proceeds of the notes qualify as Tier 2 capital for the Company under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of September 30, 2022:

(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	September 2017	$25,000	September 28, 2022	September 15, 2027

Fixed at 6.00% through September 15, 2022, then three-month London Inter-bank Offered Rate ("LIBOR") plus 404.4 basis points (7.49% as of September 30, 2022) through maturity

Subordinated notes	November 2019	$3,750	September 30, 2022	September 15, 2027

Fixed at 5.50% through September 15, 2022, then three-month LIBOR plus 354.4 basis points (6.99% as of September 30, 2022) through maturity

Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Secured Overnight Financing Rate plus 329.0 basis points (6.74% as of September 30, 2022) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $239.3 million at September 30, 2022 and $235.0 million at December 31, 2021. The increase in shareholders’ equity was primarily attributable to net income recognized of $31.5 million, partially offset by a net decline of $15.5 million in other comprehensive income and $12.7 million in cash distributions paid during the nine months ended September 30, 2022.
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

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated debt. The Company’s main source of cash flow is dividends declared and paid to it by the Bank. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company, including various legal and regulatory provisions that limit the amount of dividends the Bank can pay to the Company without regulatory approval. Under the California Financial Code, payment of a dividend from the Bank to the Company without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net income from the previous three fiscal years less the amount of dividends paid during that period. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs plus two years’ subordinated notes debt service. We continually monitor our liquidity position in order to meet all reasonably foreseeable short-term, long-term, and strategic liquidity demands. Management has established a comprehensive process for identifying, measuring, monitoring, and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include effective corporate governance, consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems, including stress tests, that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments that can be used to meet liquidity needs in stress situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.
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
Sources and Uses of Cash

Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from gathering of deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. In 2021, we also had significant cash inflows as a result of our IPO. As of September 30, 2022, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.

IPO

On May 7, 2021, we completed our IPO at a price of $20.00 per share. We raised approximately $111.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.5 million and certain estimated offering expenses payable by us of approximately of $1.3 million. The net proceeds, less $2.1 million in other related expenses, including audit fees, legal fees, listing fees, and other expenses, totaled $109.1 million.

Loans

Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.

During the nine months ended September 30, 2022, we had cash outflows of $639.0 million in loan originations and advances, net of principal collected, and $45.0 million in loans originated for sale.

Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2022, total off-balance sheet commitments totaled $298.3 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.

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

During the nine months ended September 30, 2022, we had significant cash inflows related to an increase in deposits of $328.4 million, primarily as a result of an increase in the number of new relationships and fluctuations in existing accounts.

Over the next twelve months, approximately $231.5 million of time deposits are expected to mature. As these time deposits mature, some of these deposits may not renew due to the competition in the Bank’s marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, combined with our liquid investment portfolio, provides a stable funding base.

Investment Securities

Our investment securities totaled $117.8 million at September 30, 2022. At September 30, 2022, 51.95% and 30.07% of our investment portfolio consisted of mortgage-backed securities and obligations of states and political subdivisions, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $2.3 million from our securities for the remainder of 2022. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.

During the nine months ended September 30, 2022, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $14.7 million, offset by cash outflows of $1.6 million related to investment securities purchased. Additionally, at September 30, 2022, securities available-for-sale totaled $114.0 million, of which $20.1 million have been pledged as collateral for borrowings and other commitments.

Future Contractual Obligations

Our estimated future obligations as of September 30, 2022 include both current and long-term obligations. Under our operating leases as discussed in Note 7, Leases, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, we have a current obligation of $0.3 million and a long-term obligation of $4.5 million. We also have a current obligation of $130.0 million and a long-term obligation of $105.5 million related to time deposits, as discussed in Note 6, Interest-Bearing Deposits, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. We have subordinated notes of $102.0 million, of which approximately $75.0 million are long-term obligations. Finally, we have one significant contract for core processing services. While the actual obligation is unknown and dependent on certain factors, including volume and activity, when using our 2021 average monthly expense extrapolated over the remaining life of the contract, we estimate that our current obligation under this contract is $0.8 million and our long-term obligation is zero until the contract is renewed.

FHLB Financing

The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2022, the Bank had outstanding borrowings of $105.0 million and a total financing availability of $243.5 million, net of letters of credit issued of $596.5 million.

Dividends

A use of liquidity for the Company is shareholder dividends. The Company paid dividends to its shareholders totaling $2.6 million during the three months ended September 30, 2022, and $12.7 million during the nine months ended September 30, 2022, including a cash distribution in the amount of $4.9 million paid on March 17, 2022 to shareholders of record as of May 3, 2021, for the Company's final accumulated adjustments account payout, which is described in further detail in the Company’s Proxy Statement filed with the SEC and mailed to shareholders on April 6, 2022.

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
Historical Information
The following table summarizes our consolidated cash flow activities:

	Nine months ended September 30,
(dollars in thousands)	2022	2021	$ Change
Net cash provided by operating activities	$27,506	$24,689	$2,817
Net cash used in investing activities	(629,441)	(230,627)	(398,814)
Net cash provided by financing activities	494,275	446,277	47,998
Operating Activities

Net cash provided by operating activities increased by $2.8 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increases in loans originated for sale and deferred taxes, partially offset by increases in proceeds from sale of loans and the provision for loan losses. Various other, less material items made up the remainder of the change. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities increased by $398.8 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in loan originations, net of repayments, and a decrease in proceeds from the sale of securities available-for-sale, partially offset by a decrease in purchases of securities available-for-sale.

Financing Activities

Net cash provided by financing activities increased by $48.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily from a $56.0 million increase in total deposits, $75.0 million in subordinated note issuance, and FHLB advances of $105.0 million. These increases were partially offset by the proceeds received from the issuance of stock during our IPO that occurred during the nine months ended September 30, 2021, but did not recur during the nine months ended September 30, 2022.
Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for loan losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.
Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our unaudited consolidated financial statements. Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, we had been operating under the Small Bank Holding Company Policy Statement, which provides an exemption from the Board of Governors of the Federal Reserve System’s generally applicable risk-based capital ratio and leverage ratio requirements. Having passed this threshold as of September 30, 2022, we will no longer be subject to this policy statement going forward, assuming we continue to have total consolidated assets of at least $3.0 billion. Nevertheless, as detailed in the table below, Bancorp meets or exceeds the regulatory capital ratio requirements of a "well-capitalized" bank holding company under the Basel III framework. However, Bancorp was not in excess of $3.0 billion as of June 30, 2022, and so accordingly prepared and filed financial reports with the Federal Reserve as a small bank holding company. Currently, the Federal Reserve assesses Bancorp's capital position based on those reports. Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank also is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of September 30, 2022, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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

The capital adequacy ratios as of September 30, 2022 and December 31, 2021 for Bancorp and the Bank are presented in the following tables. As of September 30, 2022 and December 31, 2021, Bancorp’s Tier 2 capital included subordinated debt, which was not included at the Bank level.

Capital Ratios for Bancorp	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital (to risk-weighted assets)	$383,040	13.94%	$219,822	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$253,049	9.21%	$164,853	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$253,049	9.21%	$123,640	≥ 4.50%	N/A	N/A
Tier 1 leverage	$253,049	8.66%	$116,882	≥ 4.00%	N/A	N/A
December 31, 2021
Total capital (to risk-weighted assets)	$285,128	13.98%	$163,177	≥ 8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$122,382	≥ 6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$91,787	≥ 4.50%	N/A	N/A
Tier 1 leverage	$233,397	9.47%	$98,600	≥ 4.00%	N/A	N/A

Capital Ratios for the Bank	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital (to risk-weighted assets)	$343,468	12.51%	$219,644	≥ 8.00%	$274,555	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$315,505	11.49%	$164,755	≥ 6.00%	$219,673	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$315,505	11.49%	$123,566	≥ 4.50%	$178,484	≥ 6.50%
Tier 1 leverage	$315,505	10.80%	$116,854	≥ 4.00%	$146,067	≥ 5.00%
December 31, 2021
Total capital (to risk-weighted assets)	$279,152	13.69%	$163,078	≥ 8.00%	$203,848	≥ 10.00%
Tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$122,309	≥ 6.00%	$163,078	≥ 8.00%
Common equity tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$91,731	≥ 4.50%	$132,501	≥ 6.50%
Tier 1 leverage	$255,807	10.38%	$98,555	≥ 4.00%	$123,193	≥ 5.00%
1Bancorp has previously operated under the Small Bank Holding Company Policy Statement and therefore has not been subject to Basel III capital adequacy requirements. This table illustrates that Bancorp meets or exceeds these capital adequacy requirements. The listed capital adequacy ratios exclude capital conversion buffers.
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
The following reconciliation tables provide a more detailed analysis of these non-GAAP financial measures, along with their most directly comparable financial measures calculated in accordance with GAAP.

Allowance for loan losses to total loans held for investment, excluding PPP loans (dollars in thousands)	September 30, 2022	December 31, 2021
Allowance for loan losses (numerator)	$27,838	$23,243
Total loans held for investment	2,582,978	1,934,460
Less: PPP loans	—	22,124
Total loans held for investment, excluding PPP loans (denominator)	$2,582,978	$1,912,336
Allowance for loan losses to total loans held for investment, excluding PPP loans	1.08%	1.22%

	For the three months ended		For the nine months ended
Average loans held for investment and sale, excluding PPP loans (dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Average loans held for investment and sale	$2,494,468	$1,625,995	$2,234,958	$1,577,177
Less: average PPP loans	—	89,436	3,072	141,101
Average loans held for investment and sale, excluding PPP loans	$2,494,468	$1,536,559	$2,231,886	$1,436,076

	For the three months ended		For the nine months ended
Average loan yield, excluding PPP loans (dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest and fee income on loans	$29,787	$20,086	$76,719	$57,325
Less: interest and fee income on PPP loans	—	2,054	394	6,225
Interest and fee income on loans, excluding PPP loans	29,787	18,032	76,325	51,100
Annualized interest and fee income on loans, excluding PPP loans (numerator)	$118,177	$71,540	$102,046	$68,321

Average loans held for investment and sale	$2,494,468	$1,625,995	$2,234,958	$1,577,177
Less: average PPP loans	—	89,436	3,072	141,101
Average loans held for investment and sale, excluding PPP loans (denominator)	$2,494,468	$1,536,559	$2,231,886	$1,436,076
Average loan yield, excluding PPP loans	4.74%	4.66%	4.57%	4.76%

Recent Legislative and Regulatory Developments

On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds two percent. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, will generally increase.

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2022 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, such controls.

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
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Five Star Bancorp	10-Q	001-40379	3.1	June 17, 2021
3.2	Amended and Restated Bylaws of Five Star Bancorp	10-Q	001-40379	3.2	August 11, 2022
4.1	Form of Common Stock Certificate of Five Star Bancorp	S-1	333-255143	4.1	April 26, 2021
4.2	Form of 6.00% Fixed-to-Floating Rate Subordinated Note due 2032 (included as Exhibit A to Exhibit 10.1 hereto)	8-K	001-40379	4.1	August 17, 2022
10.1	Form of Subordinated Note Purchase Agreement for 6.00% Fixed-to-Floating Rate Subordinated Notes Due 2032	8-K	001-40379	10.1	August 17, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					Filed
101	Inline XBRL Interactive Data					Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Star Bancorp
(registrant)

November 14, 2022	/s/ James Beckwith
Date	James Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	/s/ Heather Luck
Date	Heather Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)