Form 10-K
period 2022-12-31
FIVE STAR BANCORP
filed 2023-02-24
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2022 was $334.4 million. As of February 21, 2023, the number of shares outstanding of the registrant’s common stock was 17,258,904.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
•our ability to implement, maintain, and improve effective internal controls;
•uncertain market conditions and economic trends nationally, regionally, and particularly in Northern California and California, including as a result of the coronavirus (“COVID-19”) pandemic and potential future variants of COVID-19;

•our ability to attract and retain executive officers and key employees and their customer and community relationships;
•the occurrence or impact of climate change or natural or man-made disasters or calamities, such as wildfires, droughts, and earthquakes; and
•other factors that are discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
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

PART I
Item 1. Business
Our Company
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp (“Bancorp” or the “Company”) is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank (“Five Star” or the “Bank”), a California state-chartered non-member bank. The Bank began operations on December 20, 1999. Bancorp was incorporated on September 16, 2002 and became the sole shareholder of the Bank on June 2, 2003. Our executive offices are located at 3100 Zinfandel Drive, Suite 100, Rancho Cordova, California 95670 and our telephone number is (916) 626-5000. Our website address is https://www.fivestarbank.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.
The Company provides a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices, one loan production office, the Internet, and its mobile banking application. The Bank’s deposits are insured in whole or in part by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s loans and deposits are primarily within Northern California, and the Bank’s primary funding source is deposits from customers. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” As of December 31, 2022, we had total assets of $3.2 billion, total loans held for investment, net of allowance for loan losses, of $2.8 billion, and total deposits of $2.8 billion.
In May 2021, the Company completed its initial public offering (“IPO”), in connection with which the Company terminated its status as a Subchapter S corporation as of May 5, 2021 and became a taxable C Corporation.
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
Our principal geographic market is the Roseville/Sacramento/Rancho Cordova/Elk Grove area (the “Greater Sacramento Area”). The Greater Sacramento Area has a profitable and productive economy driven by the governmental, education, technology, health care, agricultural, and manufacturing sectors. Since 2016, our market share of the total deposits in the Greater Sacramento Area has increased significantly, according to the FDIC Deposit Market Share Reports. We believe that our market growth confirms the quality of the purpose-driven and integrity-centered banking that we strive to deliver to our customers.
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

Commercial real estate loans: As of December 31, 2022, we had $2.4 billion in total commercial real estate loans, representing 85.44% of total loans before deferred fees. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. These loans are generally collateralized by first liens on real estate and amortized over a period of years. We monitor and evaluate commercial real estate loans based on collateral, geography, and risk grade criteria. Our commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and industry. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry.
Commercial loans: As of December 31, 2022, we had $190.6 million in commercial loans, representing 6.80% of total loans before deferred fees. Commercial loans are underwritten after evaluating the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
SBA loans: As of December 31, 2022, our total commercial SBA portfolio held for investment, excluding Paycheck Protection Program (“PPP”) loans, was $49.0 million, representing 1.75% of total loans before deferred fees. In 2022, we sold 172 SBA loans, excluding PPP loans, with government-guaranteed portions totaling $50.8 million. We participate in the SBA 7(a) program in order to meet the needs of our small business community as well as customers nationwide. As an approved participant in the SBA Preferred Lender Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. Pursuant to the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act”), the SBA guaranteed 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program (excluding PPP loans) through October 1, 2021. The SBA presently guarantees 75% to 90% of the principal amount of qualifying loans originated under the 7(a) loan program (excluding PPP loans). The guarantee is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion of the SBA loans we originate.
PPP loans: Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed in March 2020, we funded over 1,500 loans to eligible small businesses and non-profit organizations nationwide who participated in the PPP administered by the SBA as of December 31, 2022. In addition, we received a fee of 1.00% to 5.00% from the SBA depending on the loan amount. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if borrowers meet the requirements of the program. PPP loans have terms of two to five years and earn interest at 1.00%. At December 31, 2022, there were no outstanding balances from PPP loans on our books.
Commercial land and construction loans: As of December 31, 2022, we had $96.1 million in commercial land and construction loans, representing 3.43% of total loans before deferred fees. We make loans to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes in our market. On rare occasions, we also make loans for the acquisition of undeveloped land subject to heightened underwriting requirements. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates generally based on the borrowers’ ability to repay the loans from the cash flow of their businesses. The terms of our commercial land and construction loans vary depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest-only construction period and mature at the completion of construction.
Farmland loans: As of December 31, 2022, we had $52.5 million in farmland loans, representing 1.87% of total loans before deferred fees. We are a strong agricultural lender, with both lines of credit and term loans. Farmland loans are generally made to producers and processors of crops and livestock. Repayment is primarily from the sale of an agricultural product or service. Farmland loans are secured by real property and are susceptible to changes in market demand for specific commodities. This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions, and changes in business cycles, as well as adverse weather conditions.
Residential real estate and construction loans: As of December 31, 2022, we had $30.9 million in residential real estate and construction loans, representing 1.10% of total loans before deferred fees. Residential real estate loans are underwritten based upon income, credit history, and collateral. To monitor and manage residential loan risk, policies and procedures are developed and modified, as needed. We believe that this activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.
Consumer and other loans: As of December 31, 2022, we had $28.6 million in consumer and other loans, representing 1.02% of total loans before deferred fees. We make a variety of loans in relatively small amounts to individuals for personal purposes, primarily for home repairs and improvements. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history, and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral, and size of the loan. The performance of consumer loans is affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce, and other individual-specific characteristics. We do not expect these consumer and other loans to make up a significant portion of our lending activity.
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
Concentrations of Credit Risk
Although we have a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate located in Northern California. As of December 31, 2022, approximately 60.87% of our real estate loans measured by dollar amount were secured by collateral located in California, a majority of which is in Northern California. Additionally, we have a high concentration of real estate related loans, which represented approximately 91.84% of our loan portfolio at December 31, 2022. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in our primary market in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.

Deposit Products
Representing 93.53% of our total liabilities as of December 31, 2022, deposits are our primary source of funding for our business operations. As of December 31, 2022, we held $2.8 billion of total deposits, including $1.0 billion in non-interest-bearing deposits.
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
As of December 31, 2022, our 40 largest deposit relationships, each accounting for more than $10 million, totaled $1.5 billion, or 52.15% of our total deposits. This includes $602.0 million of our total deposits held by municipalities, of which we conduct a monthly review. Our management maintains our liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Investment Securities
As of December 31, 2022, the carrying value of our investment portfolio, which represented 3.71% of total assets, totaled $119.7 million and had an average effective yield of 2.14% and an estimated modified duration of approximately 6.7 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2022, 51.17% and 35.22% of our investment portfolio consisted of mortgage-backed securities and obligations of states and political subdivisions, respectively. The remainder of our securities portfolio is invested in U.S. government agencies, collateralized mortgage obligations, and corporate bonds. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Due to loan growth, we are holding the majority of our on-balance sheet liquidity in interest-bearing bank deposits to provide readily available funds for loan growth and deposit activities in the normal course of business for our existing clients.
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
We conduct business through eight banking centers in our key market of Northern California. Many other commercial and community banks, savings institutions, credit unions, and other financial institutions maintain a physical presence in our primary market area, and some maintain only a virtual presence. Many of these competitors are larger than we are, have significantly more resources, greater brand recognition, and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing than we can and may better afford and make broader use of media advertising, support services, and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. To offset these competitive disadvantages, we concentrate marketing efforts in the local markets we service with local advertisements and personal contacts. We depend on our reputation of having greater personal service than our competitors, as well as consistency, flexibility, the ability to make credit and other business decisions quickly, and our deep knowledge of competitor strengths and weaknesses.

Based on the FDIC Summary of Deposits as of June 30, 2022, Five Star ranks eighth in the Sacramento-Roseville-Folsom metropolitan statistical area (“MSA”) by deposit market share with deposits of $2.2 billion and four branches. As of June 30, 2022, total market deposits in the Sacramento-Roseville-Folsom MSA were $74.7 billion, of which $59.7 billion, or approximately 79.9%, is held by seven money center banks across 211 branches. We are the 52nd largest insured depository institution in California by deposits as of June 30, 2022.
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
Emerging Growth Company Status
We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Among other factors, as an emerging growth company:
•we may present only two years of audited financial statements and discuss only our results of operations for two years in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•we are exempt from the requirement to provide an opinion from our auditors on the design and operating effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
•we may choose not to comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our audited financial statements;
•we are permitted to provide less extensive disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we are not required to include a compensation discussion and analysis and other disclosures regarding our executive compensation in this Annual Report on Form 10-K; and
•we are not required to hold nonbinding advisory votes on executive compensation or golden parachute arrangements.
We may take advantage of these provisions for up to five years unless we earlier cease to qualify as an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the U.S. Securities and Exchange Commission (the “SEC”). We have elected to adopt the reduced disclosure requirements described above regarding the number of periods for which we are providing audited financial statements and selected financial data, and our executive compensation arrangements. In addition, we take advantage of the reduced reporting and other requirements under the JOBS Act with respect to the periodic reports we file with the SEC and proxy statements that we use to solicit proxies from our shareholders. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you invest.
The JOBS Act exempts emerging growth companies from compliance with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended, or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of this extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. As such, our consolidated financial statements may not be comparable with those of a public company that is not an emerging growth company, or those of a public company that is an emerging growth company that has opted out of using the extended transition period, because of the potential differences in accounting standards used.
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
The Audit Committee of our board of directors is responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures, and internal control over financial reporting). The Compensation Committee of our board of directors has primary responsibility for risks and exposures associated with our compensation policies, plans, and practices regarding executive compensation, board compensation, and our compensation structure generally. Our Compensation Committee, in conjunction with our President and Chief Executive Officer and other members of our management, as appropriate, reviews our incentive compensation arrangements to ensure these programs are consistent with applicable laws and regulations, including safety and soundness requirements, and do not encourage imprudent or excessive risk-taking by our employees. The Governance and Nominating Committee of our board of directors oversees risks associated with the independence of our board of directors and potential conflicts of interest.
Our senior management is responsible for implementing our risk management processes by assessing and managing the risks we face, including strategic, operational, regulatory, investment, and execution risks, on a day-to-day basis, and reporting to our board of directors regarding our risk management processes. Our senior management is also responsible for creating and recommending to our board of directors for approval appropriate risk appetite metrics reflecting the aggregate levels and types of risk we are willing to accept in connection with the operation of our business and pursuit of our business objectives.
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

Employee Profile
As of December 31, 2022, we had 178 full-time employees and six part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Compensation and Benefits
We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, this program includes annual bonus opportunities, a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, flexible spending accounts, paid time off and family leave, and an employee assistance program.
Learning and Development
We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues under the leadership of a Director of Employee Engagement. We facilitate the educational and professional development of our employees through support to attend conferences and obtain degrees, licenses, and certifications while employed by us.
Commitment to Environmental, Social, and Governance
We are executing, and plan to scale-up, an Environmental, Social, and Governance strategy to drive positive change that focuses on environmental impacts of our business, social factors in the communities we serve, and the governance of our board of directors.
Environmental: Climate change impacts our customers, communities, employees, and shareholders. We are committed to developing policies and procedures that can contribute to reducing the effects of climate change, including funding customer business ventures that create a positive environmental impact through agriculture or technology. In 2021, we onboarded over 2,000 loans in a micro-loan program funding residential energy efficiency equipment. In 2022, we added to this program by onboarding an additional 43 loans. In 2022, we also made 209 Sustainable Home Improvement Loans through a program that supports sustainable investments in electrification to further reduce carbon emissions. Additionally, we equip customers with technology tools designed to reduce their carbon footprint by reducing in-branch customer visits.
We have taken steps designed to help reduce our own carbon footprint by utilizing e-signatures to conduct business to reduce paper consumption and encouraging our employees to work remotely, where possible. We recognize that reducing the effects of climate change and helping to drive the transformation of a lower carbon environment are ongoing efforts, and plan to continually seek out opportunities that can positively impact the effect that climate change has on the environment.
Social: We work to create positive social impacts in the communities in which our business operates, including by addressing food deserts, supporting affordable housing projects, and encouraging non-profit donations. As the effects of the COVID-19 pandemic continue, including the emergence of new variants, we remain committed to employee and customer safety through robust alternative working arrangements and extensive safety measures.
Governance: The Governance and Nominating Committee is committed to diversity on our board of directors and compliance with applicable rules, regulations, and guidance regarding the composition of our leadership. Members of our board of directors represent diverse backgrounds, including diversity of race, ethnicity, gender, and other demographics. We are committed to ethical business practices and accounting transparency, as evidenced through our involvement in the community and results of examinations by regulators.
Dedication to Diversity, Equity, and Inclusion
Diversity, Equity, and Inclusion (“DE&I”) is essential in our workplace. We have a fully engaged Senior Vice President, Chief Operations Officer and Chief DE&I Officer who leads our DE&I efforts. Our Human Resources department is demonstrating a commitment to DE&I through hiring practices and employee training. We are committed to ensuring that all employees feel a sense of belonging in the workplace and that processes and programs are impartial, fair, and provide equal opportunity for every individual. We also have a history of serving customers in the non-profit community who assist our region’s most vulnerable, underserved, and underrepresented populations.
Available Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available free of charge at https://investors.fivestarbank.com under the heading “Financials & Filings,” as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC’s website at https://www.sec.gov. The information contained on the Company’s website as referenced in this Annual Report on Form 10-K should not be considered a part of this report.
Supervision and Regulation
General
Federal and state banking laws impose a comprehensive system of supervision, examination, regulation, and enforcement on the operations of insured banks and their holding companies. As a result, our growth, earnings performance, and operations may be affected by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation (the “DFPI”), the FDIC, the Federal Reserve, and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (the “IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury Department”), and SBA regulations with respect to small business loans, have an impact on our business. These statutes, regulations, and policies are continually under the review of the United States Congress and state legislatures, as well as federal and state regulatory agencies, and the nature and extent of future legislative, regulatory, or other developments affecting financial institutions are impossible to predict with any certainty. Supervision and regulation of banks, their holding companies, and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (the “DIF”) of the FDIC, and the U.S. banking and financial system, rather than holders of our capital stock.
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
Federal law subjects bank holding companies, such as the Company, to restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines, penalties, or cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company.
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

Before approving any such transaction, the Federal Reserve is required by the BHC Act to consider a number of factors, including the transaction’s competitive impact, the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, and the effectiveness of the parties in combating money laundering activities. Provisions of the FDI Act known as the Bank Merger Act impose similar approval standards for an insured depository institution to merge with another insured depository institution or a non-insured institution.
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
Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, we had been operating under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts bank holding companies with assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities registered with the SEC from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements.
Because the Company's total consolidated assets exceeded the $3.0 billion threshold as of September 30, 2022, the Company is no longer subject to this policy statement and its capital adequacy will be evaluated relative to the Federal Reserve's generally applicable capital requirements. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. The Company's total consolidated assets were not in excess of $3.0 billion as of June 30, 2022, and so, accordingly, it has prepared and filed financial reports with the Federal Reserve as a small holding company. If the Company's total consolidated assets remain in excess of $3.0 billion as of June 30, 2023, then starting in March 2024, the Company will cease filing financial reports with the Federal Reserve as though it were a small holding company.
Under the generally applicable capital requirements of the Federal Reserve and the FDIC, the Company and the Bank are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00% (a minimum of 4.50% plus a capital conservation buffer of 2.50%), a Tier 1 capital to risk-weighted assets ratio of at least 8.50% (a minimum of 6.00% plus a capital conservation buffer of 2.50%), a total capital to risk-weighted assets ratio of at least 10.50% (a minimum of 8.00% plus a capital conservation buffer of 2.50%), and a Tier 1 leverage ratio of at least 4.00%. In addition, insured depository institutions such as the Bank, unlike bank holding companies, are subject to further capital requirements to be deemed “well-capitalized” under the prompt corrective action provisions of the FDI Act and implementing regulations of the federal banking agencies, as described in the section entitled “—Supervision and Regulation of the Bank—Prompt Corrective Action” below.
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
At December 31, 2022, common equity Tier 1 capital, Tier 1 capital, and total capital of the Company on a consolidated basis equaled 8.99%, 8.99%, and 12.46% of its total risk-weighted assets, respectively, and its Tier 1 leverage ratio on a consolidated basis was 8.60%. At December 31, 2022, the Bank exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital, and total capital equal to 11.17%, 11.17%, and 12.14% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 10.69%. As a result, the Bank was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described below.
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
According to guidance from the Federal Reserve, a bank holding company’s dividend policies will be assessed against, among other things, its ability to achieve applicable capital ratio requirements. If a bank holding company does not achieve applicable capital ratio requirements, it may not be able to pay dividends.
A bank holding company is also required to give the Federal Reserve prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve months, is equal to 10.00% or more of the Company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by or written agreement with the Federal Reserve. This prior notice requirement does not apply to any bank holding company that meets certain “well-capitalized” and “well-managed” standards and is not the subject of any unresolved supervisory issues.
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
Anti-Money Laundering Initiatives and Sanctions Compliance
The Company and Bank are subject to extensive regulations aimed at combating money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant compliance and due diligence obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. Treasury Department regulations implementing the Patriot Act impose obligations on financial institutions to maintain appropriate policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. In addition, the Anti-Money Laundering Act of 2020 (the “AML Act”), enacted in January 2021, includes the most substantial changes to U.S. anti-money laundering law since the Patriot Act. Among other things, the AML Act creates new beneficial ownership reporting requirements for certain entities doing business in the United States, requires the Treasury Department’s Financial Crimes Enforcement Network to establish national anti-money laundering priorities and combating the financing of terrorism priorities, increases anti-money laundering whistleblower awards and expands whistleblower protections, and enhances penalties for Bank Secrecy Act and anti-money laundering violations. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.
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
Reserve Requirements
Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to 0.00% effective March 26, 2020. Increases to the reserve requirement would decrease the amount of the Bank’s assets that it may make available for lending and investment activities. Currently, the Federal Reserve has no plans to re-impose reserve requirements. However, the Federal Reserve may adjust reserve requirement ratios in the future if conditions warrant. Balances maintained by or on behalf of depository institutions in accounts at Reserve Banks continue to receive interest when reserve requirement ratios are set to 0.00%. All balances earned the interest on excess reserves rate through July 28, 2021. Thereafter, all balances earn the Interest on Reserve Balances (the “IORB”) rate. The IORB rate is the rate of interest paid by the Federal Reserve Bank on balances maintained by or on behalf of an eligible institution in an account at a Federal Reserve Bank. The Board of Governors votes on the level of the IORB rate at each Federal Open Market Committee meeting that is consistent with the announced monetary policy stance. The amount of interest on reserve balances is calculated by multiplying the IORB rate on a day by the end of day balance maintained in an account on that day.
Consumer Protection Laws
While consumer lending is not currently a significant focus of our business, we are subject to numerous laws and regulations intended to protect consumers, in addition to those discussed above, when lending or offering deposit products to consumers. These laws include, among others: the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair Debt Collection Act, the GLB Act, the Home Mortgage Disclosure Act, the Right to Financial Privacy Act, the Real Estate Settlement Procedures Act, laws regarding unfair and deceptive acts and practices, and usury laws. Additionally, the Dodd-Frank Act created the CFPB, which has authority to issue regulations prohibiting unfair, deceptive, or abusive acts or practices.
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
FDIC Deposit Insurance Assessments
The deposits of the Bank are insured by the DIF as administered by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the DIF at minimum levels required by statute. The Dodd-Frank Act increased the minimum reserve ratio requirement for the DIF to 1.35% of total estimated insured deposits or the comparable percentage of the deposit assessment base. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the DIF grew at a normal rate. As a result, the DIF reserve ratio fell to below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2.00%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, will generally increase.
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
Community Reinvestment Act (“CRA”)
The CRA requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies must evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities, and a CRA rating of less than “Satisfactory” may adversely affect the ability of a bank or its parent company to engage in such transactions. The FDIC’s evaluation of the Bank’s record of performance under the CRA is publicly available. The FDIC’s CRA regulations provide that a bank may elect to have its CRA performance evaluated under a strategic plan. This option enables a bank to structure its CRA goals and objectives to address the needs of its community consistent with its business strategy, operational focus, capacity, and constraints. The Bank operated under a CRA Strategic Plan approved by the FDIC for the years 2019-2021 and received a rating of “Satisfactory” at its most recent CRA evaluation, dated as of May 3, 2021.
On May 5, 2022, the federal banking agencies issued a proposed rule that would substantially revise how they evaluate an insured depository institution's record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods, under the CRA. If this rule is finalized as proposed, it may become more challenging and/or costly for the Bank to achieve an “Outstanding” or “Satisfactory” CRA rating, which could negatively impact our ability to obtain regulatory approval for an acquisition.

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
Banking organizations are required to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred.
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
Coronavirus Aid, Relief, and Economic Security Act
Beginning with the CARES Act in March 2020, the federal government enacted a series of federal statutes creating, funding, and expanding wide-ranging economic relief for individuals and businesses impacted by COVID-19. Among other things, these statutes created and funded the PPP, a stimulus response to the economic impacts of the pandemic designed to provide forgivable loans to smaller businesses, non-profit organizations, and other eligible borrowers that used the proceeds of the loans for payroll and certain other qualifying expenses. The SBA manages the PPP and guarantees PPP loans. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. As of December 31, 2022, we had provided approximately $377.4 million in PPP loans to more than 1,500 new and existing customers, which were all forgiven or paid off.
The CARES Act, as amended by the Consolidated Appropriations Act, also specified that COVID-19-related loan modifications executed during the course of the COVID-19 pandemic on loans that were current as of December 31, 2019 are not troubled debt restructurings (“TDRs”). Federal banking agency guidance further clarified the accounting treatment of such modifications.
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
•Our business and operations are concentrated in Northern California, and we are sensitive to adverse changes in the local economy.
•We operate in a highly competitive market and face increasing competition from traditional and new financial services providers.
•We are subject to the various risks associated with our banking business and operations, including, among others, credit, market, liquidity, interest rate, and compliance risks, which may have an adverse effect on our business, financial condition, and results of operations if we are unable to manage such risks.
•We may be unable to effectively manage our growth, which could have an adverse effect on our business, financial condition, and results of operations.
•We operate in a highly regulated industry, and current regulatory requirements, including stringent capital requirements, consumer protection laws, and anti-money laundering laws, and failure to comply with these requirements and any future legislative and regulatory changes may have an adverse effect on our business, financial condition, and results of operations.
•We are subject to laws regarding privacy, information security, and protection of personal information, and any violation of these laws or incidents involving personal, confidential, or proprietary information of individuals, including, among others, system failures or cybersecurity breaches of our network security, could damage our reputation and otherwise adversely affect our business, financial condition, and results of operations.
•Our charter documents contain certain provisions, including anti-takeover and exclusive forum provisions, that limit the ability of our shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.
Risks Related to Our Business
Our business and operations are concentrated in California, specifically Northern California, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
Unlike many of our larger competitors that maintain significant operations located outside our market, substantially all of our customers are individuals and businesses located and doing business in the state of California. As of December 31, 2022, approximately more than half of our real estate loans measured by dollar amount were secured by collateral located in California, substantially all of which is in Northern California. Therefore, our success will depend upon the general economic conditions and real estate activity in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of larger, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans, may lead to loan losses that are not offset by operations in other markets, and may also reduce the ability of depositors to make or maintain deposits with us. In addition, businesses operating in Northern California, and Sacramento in particular, depend on California state government employees for business, and reduced spending activity by such employees in the event of furloughing or termination of such employees could have an adverse impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank. For these reasons, any regional or local economic downturn could have an adverse effect on our business, financial condition, and results of operations.

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
As of December 31, 2022, a significant majority of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, with a majority of these real estate loans concentrated in Northern California. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults, and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk, and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then-fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition, and results of operations.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve, which has raised interest rates significantly in 2022 and has suggested it may raise rates further in 2023. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have an adverse effect on our business, financial condition, and results of operations. As of December 31, 2022, significant portions of our interest-bearing liabilities were variable rate, where our variable rate liabilities reprice at a faster rate than our variable rate assets.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the demand for loans, decreasing the ability of borrowers to repay their current loan obligations, and increasing early withdrawals on term deposits. These circumstances could not only result in increased loan defaults, foreclosures, and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for loan losses, which could have an adverse effect on our business, financial condition, and results of operations. The Federal Reserve has indicated that it expects to continue to raise the target range for the federal funds rate. In contrast, a decrease in the general level of interest rates, such as the Federal Reserve’s sharp reduction in interest rates in response to the economic and financial effects of the COVID-19 pandemic, may affect us through, among other things, increased prepayments on our loan portfolio, and our cost of funds may not fall as quickly as yields on interest-earning assets. Our asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.
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
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. Many of our loans are made to small to medium-sized businesses that are less able to withstand competitive, economic, and financial pressures than larger borrowers. If the overall economic climate in the United States, generally, or in our market specifically, experiences material disruption, including due to any continuing effects of the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of multifamily residential, real estate construction, and other commercial real estate loans include the quality of management of the business and tenant vacancy rates.
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
We are exposed to higher credit risk and other risk and costs by our commercial real estate, commercial land and construction, commercial construction, farmland loans and other real estate assets.
Commercial real estate, commercial land and construction, commercial construction, and farmland-based lending, which form significant portions of our loan portfolio usually involve higher credit risks than other types of mortgage loans. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.
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
Commercial real estate loans, commercial and industrial loans, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. In particular, the increase in working from home since outbreak of the COVID-19 pandemic could have adverse effects on our loans for office space, which are dependent for repayment on the successful operation and management of the associated commercial real estate. Our underwriting, review, and monitoring cannot eliminate all the risks related to these loans.
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
We may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned (“OREO”) could have an adverse effect on our business, financial condition, and results of operations.
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
In addition, if we foreclose on and take title to real property securing loans, there is a risk that hazardous or toxic substances could be found on these properties and that we could be liable for remediation costs, as well as personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on our business, financial condition, and results of operations.
Curtailment of government-guaranteed loan programs could affect a segment of our business.
One component of our business consists of originating and periodically selling U.S. government-guaranteed loans, in particular those guaranteed by the SBA. Pursuant to the Consolidated Appropriations Act, the SBA guaranteed 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program (excluding PPP loans) through October 1, 2021. The SBA presently guarantees 75% to 90% of the principal amount of qualifying loans originated under the 7(a) loan program (excluding PPP loans). The U.S. government may not maintain the SBA 7(a) loan program, and even if it does, the guaranteed portion may not remain at its current or anticipated level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government-guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our non-interest income, any significant changes to the SBA 7(a) loan program, such as its funding or eligibility requirements, may have an unfavorable impact on our prospects, future performance, and results of operations. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the year ended December 31, 2022 was $50.8 million, as compared to $41.4 million for the year ended December 31, 2021.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies may be interrelated as a result of trading, clearing, counterparty, and other relationships. We are exposed to different industries and counterparties through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. As a result, defaults by, declines in the financial condition of, or even rumors or questions about one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or other institutions. These losses could adversely affect our business, financial condition, and results of operations.
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
Our current business strategy includes an emphasis on commercial real estate lending. Although we sold $50.8 million of loans in the year ended December 31, 2022, we may decide to sell more loans in the future. A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.
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
As of December 31, 2022, our 30 largest borrowing relationships ranged from approximately $20.6 million to $75.1 million (including unfunded commitments) and totaled approximately $1.1 billion in total commitments (representing, in the aggregate, 39.87% of our total loans held for investment before deferred fees as of December 31, 2022). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.
Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.
At December 31, 2022, our 40 largest deposit relationships, each accounting for more than $10.0 million, amounted to $1.5 billion, or 52.15%, of our total deposits. This includes $602.0 million in deposits from municipalities, of which we conduct a monthly review. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable, funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations, and/or to raise funding through brokered deposits. Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.
Our allowance for loan losses may be inadequate to absorb losses inherent in the loan portfolio.
Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio that considers historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, economic conditions, and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of loan losses are necessarily subjective, and their accuracy depends on the outcome of future events. At December 31, 2022, the allowance for loan losses was $28.4 million.
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
Finally, the FASB has issued an accounting standard for establishing allowances for loan and lease losses that replaces the prior approach under GAAP, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. As an emerging growth company relying on the extended transition period for new accounting standards, this standard, referred to as Current Expected Credit Loss (“CECL”), became effective for us on January 1, 2023. The CECL standard will require us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We are currently evaluating the impact the CECL standard will have on our accounting and regulatory capital position. The adoption of the CECL standard will materially affect how we determine allowance for loan losses and could require us to significantly increase the allowance. Moreover, the CECL standard may create more volatility in the level of allowance for loan losses. If we are required to materially increase the level of our allowance for loan losses for any reason, such increase could have an adverse effect on our business, financial condition, and results of operations. For further information, please see Note 2, Recently Issued Accounting Standards, of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2022, the carrying value of our investment securities portfolio was approximately $119.7 million. As of the same date, 11.84% of our investments were U.S. government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments (“OTTIs”), realized and/or unrealized losses in future periods, and declines in other comprehensive income, which could have an adverse effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security, and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have an adverse effect on our business, financial condition, and results of operations.

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
Risks Related to Our Industry and Regulation
Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have an adverse effect on our operations.
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
Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, the Company had been operating under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts from the Federal Reserve’s risk-based capital and leverage rules bank holding companies with total consolidated assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities registered with the SEC. Because the Company's total consolidated assets exceeded the $3.0 billion threshold as of September 30, 2022, the Company is no longer subject to this policy statement and its capital adequacy will be evaluated relative to the Federal Reserve's generally applicable capital requirements.

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
We are a bank holding company and are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted. Additionally, the Federal Reserve may require us to commit capital resources to support the Bank.
We are a bank holding company with no material activities other than activities incidental to holding the common stock of the Bank. Our principal source of funds to pay distributions on our common stock and service any of our obligations, other than further issuances of securities, is dividends received from the Bank. The holding company, Five Star Bancorp, is a legal entity separate and distinct from the Bank. Furthermore, the Bank is not obligated to pay dividends to us, and any dividends paid to us would depend on the earnings or financial condition of the Bank, various business considerations, and applicable law and regulation. As is generally the case for banking institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates, and economic conditions in general. In addition, various federal and state statutes and regulations limit the amount of dividends that the Bank may pay to the Company without regulatory approval.
In addition, the Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a subsidiary bank, including at times when the bank holding company may not be inclined to do so, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.
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
The administrator of LIBOR will publish most tenors of LIBOR for U.S. dollars (“USD”) through June 30, 2023 and permanently ceased publication of the 1-week and 2-month USD LIBOR settings following December 31, 2021. The Federal Reserve and other federal banking agencies have encouraged banks to transition away from LIBOR in new contracts by no later than December 31, 2021, to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate, and have emphasized the expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future, we cannot predict what impact such a transition may have on our business, financial condition, and results of operations.
The Federal Reserve, based on the recommendations of the Federal Reserve Bank of New York’s Alternative Reference Rate Committee, has begun publishing the Secured Overnight Financing Rate (“SOFR”), which is intended to replace LIBOR.
In March 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). The LIBOR Act provides default rules for tough legacy contracts that do not have clearly defined and practicable fallback provisions for replacing LIBOR. The LIBOR Act also establishes a litigation safe harbor for lenders that select a LIBOR replacement under certain situations, including the use of a replacement rate selected by the Federal Reserve. On December 16, 2022, the Federal Reserve adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023.
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
Stock price volatility may negatively impact the price at which our common stock may be sold and may also negatively impact the timing of any sale. We cannot assure you that the market price of our shares on the Nasdaq Stock Market LLC (“Nasdaq”) will equal or exceed prices in privately negotiated transactions of our shares that have occurred from time to time before our IPO. Our stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:
•actual or anticipated variations in quarterly or annual operating results, financial conditions, or credit quality;
•changes in business or economic conditions;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•changes in recommendations or research reports about us or the financial services industry in general published by securities analysts;
•the failure of securities analysts to cover, or to continue to cover, us;
•changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
•news reports relating to trends, concerns, and other issues in the financial services industry;
•reports related to the impact of natural or man-made disasters in our market;
•perceptions in the marketplace regarding us and or our competitors;
•sudden increases in the demand for our common stock, including as a result of any “short squeezes”;
•significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•additional investments from third parties;
•additions or departures of key personnel;
•future sales or issuance of additional shares of common stock;
•fluctuations in the stock price and operating results of our competitors;
•changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws or regulations;
•new technology used, or services offered, by competitors;
•additional investments from third parties; or
•geopolitical conditions such as acts or threats of terrorism, pandemics, or military conflicts.
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
In any liquidation, dissolution, or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of December 31, 2022, we had an aggregate of $73.6 million of subordinated notes, net of debt issuance costs, outstanding, and we did not have any outstanding preferred stock or trust preferred securities. We could incur such debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution, or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated debt and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we will be required to pay interest on the subordinated notes and dividends on the trust preferred securities and preferred stock before we will be able to pay any dividends on our common stock.
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
Federal, state, and local governments enacted various restrictions and policies in an attempt to limit the spread of COVID-19. Such measures disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the current and prior presidential administrations, Congress, various federal agencies, and state and local governments took measures to address the economic and social consequences of the pandemic, beginning with the passage of the CARES Act, which was enacted on March 27, 2020, the Consolidated Appropriations Act, which was enacted on December 27, 2020, and the American Rescue Plan Act, which was enacted on March 11, 2021. The CARES Act provided wide-ranging economic relief for individuals and businesses impacted by COVID-19, and the Consolidated Appropriations Act and American Rescue Plan Act extended some of these relief provisions in certain respects as well as provided other forms of relief. These include, among others, the PPP.
While the impact of the COVID-19 pandemic has begun to decrease in significance, its economic effects on financial markets and key market indices continue to impact overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption caused increased market volatility and led to an economic recession and a significant decrease in consumer confidence and business generally, the long-term effects of which remain uncertain. The continuation of these conditions, as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, has adversely affected our business, financial condition, and results of operations, and has and can be expected to further adversely impact our business, financial condition, and results of operations and the operations of our borrowers, customers, and business partners.
While the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole, nor the pace of continued economic recovery as the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses in particular is likely to result in an adverse effect on our business, financial condition, and results of operations in future periods, and may heighten many of our known risks.
Our success is largely dependent upon our management team and key employees and ability to successfully execute our business strategy.
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
If we implement new lines of business, products, or services, we may invest significant time and resources in doing so, and such new lines of business, products, or services may not be successful.
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
Our investment or acquisition activities could be material to our business and involve a number of risks including the following:
•investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;
•the lack of history among our management team in working together on acquisitions and related integration activities;
•the time, expense, and difficulty of integrating the operations and personnel of the combined businesses;
•unexpected asset quality problems with acquired companies;
•inaccurate estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•risks of impairment to goodwill or OTTI of investment securities;
•potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•an inability to realize expected synergies or returns on investment;

•potential disruption of our ongoing banking business; and
•loss of key employees or key customers following our investment or acquisition.
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
Banking organizations are required to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. Failure to comply with this requirement in the event of such an incident could result in sanctions by regulatory agencies, civil money penalties, and/or damage to our reputation, all of which could have an adverse effect on our business, financial condition, and results of operations.
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
We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items. In addition, the accuracy of our consolidated financial statements and related disclosures could be affected if the judgments, assumptions, or estimates used in our critical accounting policies are inaccurate.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located at 3100 Zinfandel Drive, Suite 100, Rancho Cordova, CA 95670. As of December 31, 2022, in addition to our corporate headquarters, which includes our Rancho Cordova branch, we operated six other branch offices in Roseville, Natomas, Redding, Elk Grove, Chico, and Yuba City and one commercial loan production office in Sacramento. We lease our corporate headquarters and all of our other offices. The lease on our corporate headquarters expires in 2026, and the leases on our branch offices and commercial loan production offices expire in 2023 through 2032. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Common Stock, and Dividends
The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “FSBC”. On February 21, 2023, there were 204 holders of record of the Company’s common stock. The actual number of stockholders is greater than this, as it would include stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
It is currently the intention of the board of directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax, and regulatory restrictions, and limitations on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant. As of December 31, 2022, there was $33.9 million available for payment of dividends by the Bank to the Company, under applicable laws and regulations. For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company’s subsidiaries to the Company, see the sections entitled “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Company—Payment of Dividends and Stock Repurchases” and “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Bank—Payment of Dividends.”
Securities Authorized for Issuance Under Equity Compensation Plans
See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Not applicable.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents management’s perspective on our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through Five Star

Bank (“Five Star” or the “Bank”), the discussion and analysis relate to activities primarily conducted by the Bank. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.
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
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp (“Bancorp” or the “Company”) is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank (“Five Star” or the “Bank”), a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and one loan production office. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At December 31, 2022, we had total assets of $3.2 billion, total loans held for investment, net of allowance for loan losses, of $2.8 billion, and total deposits of $2.8 billion.
Key Factors Affecting our Business
Coronavirus (“COVID-19”)
The COVID-19 pandemic and the impact of actions to mitigate the spread of the virus affected our business, financial condition, and results of operations in the year ended December 31, 2022. During the year, we maintained our focus on relationship-based banking and made the health and safety of our customers and employees our priority. To help protect our customers and their finances during the pandemic, while all of our branches were open, we took into account guidelines from public health officials, and encouraged our customers to conduct business with us via phone, online banking, and mobile apps.
Our financial results for the year ended December 31, 2021 were also impacted by the COVID-19 pandemic. Beginning with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in March 2020, the federal government enacted a series of federal statutes creating, funding, and expanding wide-ranging economic relief for individuals and businesses impacted by COVID-19. Among other things, these statutes created and funded the Paycheck Protection Program (“PPP”), a loan program administered by the Small Business Administration (the “SBA”). Under the PPP, if a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a lender must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, in part or in full, the loan is guaranteed by the SBA.
Our responsiveness and certainty of execution resulted in our ability to quickly provide 1,602 PPP loans to 1,239 customers nationwide, approximately 39% of which were new customers as of December 31, 2021. Because of our relationship-based banking approach, the influx of new customers contributed to a corresponding increase in deposits in the year ended December 31, 2020, which continued into the year ended December 31, 2021. There were no outstanding PPP loans at December 31, 2022.
Additionally, the uncertainty and economic downturn caused by the COVID-19 pandemic affected our overall existing loan portfolio. In 2020, our methodology for evaluating the allowance for loan losses was affected by the COVID-19 pandemic, resulting in higher reserve levels primarily related to our commercial secured portfolio. In 2021, reserve amounts were positively impacted by improved economic conditions and reductions to reserves required for classified and watch loans, which were offset by additional provisions required for loan growth during the year. In 2022, we continued to monitor higher risk concentrations identified in the loan portfolio for ongoing effects from COVID-19 and the impact on reserve requirements.

Interest Rates
Net interest income is the most significant contributor to our net income and is the difference between the interest and fees earned on interest-earning assets and the interest expense incurred in connection with interest-bearing liabilities. Net interest income is primarily a function of the average balances and yields of these interest-earning assets and interest-bearing liabilities. These factors are influenced by internal considerations such as product mix and risk appetite as well as external influences such as economic conditions, competition for loans and deposits, and market interest rates.
The cost of our deposits and short-term borrowings is primarily based on short-term interest rates, which are largely driven by the Board of Governors of the Federal Reserve System’s (the “Federal Reserve’s”) actions and market competition. The yields generated by our loans and securities are typically affected by short-term and long-term interest rates, which are driven by market competition and market rates often impacted by the Federal Reserve’s actions. The level of net interest income is influenced by movements in such interest rates and the pace at which such movements occur.
Interest rates have risen significantly following the historically low levels during the COVID-19 pandemic. Due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced in January of 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC has since increased the target range seven times throughout 2022. As of December 31, 2022, the target range for the federal funds rate had been increased to 4.25% to 4.50%, and the FOMC signaled that future increases may be appropriate in order to attain a monetary policy sufficiently restrictive to return inflation to normalized levels.
We anticipate that interest rates may continue to rise over the next few years. Based on our asset sensitivity, a steepened yield curve could have a beneficial impact on our net interest income. Additionally, a continued flat yield curve would be expected to maintain our net interest income. An inverted yield curve, as was observed late in 2022, could have a negative impact on our net interest income.
Factors Affecting Comparability of Financial Results
S Corporation Status
Beginning at our inception, we elected to be taxed for U.S. federal income tax purposes as an S Corporation. In conjunction with our initial public offering (“IPO”), we filed consents from the requisite amount of our shareholders to revoke our S Corporation election with the Internal Revenue Service (the “IRS”), resulting in the commencement of our taxation as a C Corporation for U.S. federal and California state income tax purposes in the second quarter of fiscal year 2021. Prior to such revocation, our earnings were not subject to, and we did not pay, U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our consolidated financial statements. While we were not subject to, and did not pay, U.S. federal income tax, we were subject to, and paid, California S Corporation income tax at a current rate of 3.50%. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax and a higher California state income tax on our taxable earnings for each year (including the short year beginning on the date our status as an S Corporation terminated), and our consolidated financial statements reflect a provision for U.S. federal income tax and a higher California state income tax from that date forward. As a result of this change, the net income and earnings per share (“EPS”) data presented in our historical financial statements for periods prior to the termination of our S Corporation status and the other related financial information set forth in this filing, which (unless otherwise specified) do not include any provision for U.S. federal income tax or the higher California state income tax rate, will not be comparable with our net income and EPS in periods after we commenced being taxed as a C Corporation. As a C Corporation, our net income is calculated by including a provision for U.S. federal income tax and a higher California state income tax rate at a combined statutory rate of 29.56%.
The termination of our status as an S Corporation may also affect our financial condition and cash flows. Historically, we made quarterly cash distributions to our shareholders in amounts estimated by us to be sufficient for them to pay estimated individual U.S. federal and California state income tax liabilities resulting from our taxable income that was “passed through” to them. However, these distributions were not consistent, as sometimes the distributions were less than or in excess of the shareholders’ estimated U.S. federal and California state income tax liabilities resulting from their ownership of our stock. In addition, these estimates were based on individual income tax rates, which may differ from the rates imposed on the income of C Corporations. As a C Corporation, no income is “passed through” to any shareholders, but, as noted above, we commenced paying U.S. federal income tax and a higher California state income tax. However, in the event of an adjustment to our reported taxable income for periods prior to the termination of our S Corporation status, it is possible that our pre-IPO shareholders would be liable for additional income taxes for those prior periods. Pursuant to the

Tax Sharing Agreement we entered into with such shareholders, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, depending on the nature of the adjustment, we may be required to make a payment to such shareholders, who accepted distribution of the estimated balance of our federal Accumulated Adjustments Account (“AAA”) of $31.9 million under the Tax Sharing Agreement, in an amount equal to such shareholders’ incremental tax liability (including interest and penalties). In addition, the Tax Sharing Agreement provides that we will indemnify such shareholders with respect to unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminated. The amounts that we have historically distributed to our shareholders may not be indicative of the amount of U.S. federal and California state income tax that we will be required to pay going forward. Depending on our effective tax rate and our future dividend rate, our future cash flows and financial condition could be positively or adversely affected compared to our historical cash flows and financial condition.
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
Refer to the highlights of the financial results table within the section entitled “—Executive Summary” below for the impact of being taxed as a C Corporation on our net income, EPS, and various other financial measures for the years ended December 31, 2022 and 2021.
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

Provision and Allowance for Loan Losses
The allowance for loan losses represents the estimated probable incurred loan losses in our loan portfolio and is estimated as of December 31, 2022 using the incurred loss model. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for loan losses.
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
A significant amount of the allowance for loan losses is measured on a collective (pool) basis by loan type when similar risk characteristics exist. For loans evaluated collectively, the allowance for loan losses is determined using historical losses adjusted for qualitative and environmental factors to reflect current conditions. The most significant components of qualitative and environmental factors used to estimate the allowance for loan losses are adjustments relating to prevailing economic conditions and volume of the loan portfolio. The prevailing economic conditions factor is estimated based on a range of potential economic conditions and is applied at both the portfolio and individual concentration level based on various factors. This estimate is subject to significant judgment and could potentially add $3.9 million based on existing loan balances, if not more, to the allowance for loan losses in pessimistic economic conditions. The volume of the loan portfolio is estimated based on growth rates in the prior year combined with an assessment of underwriting and credit standards. This estimate is subject to significant judgment and could potentially add $2.8 million based on existing loan balances, if not more, to the allowance for loan losses based on growth due to significant changes to underwriting standards. The concentrations estimate of qualitative and environmental factors is determined by the overall market outlook and is focused on significant concentrations within the loan portfolio. This estimate is subject to significant judgment and could potentially add $7.3 million based on existing loan balances, if not more, to the allowance for loan losses based on a pessimistic market outlook for the specifically identified concentration.
Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. These estimates are determined using information available in the current year and are subject to change. As of December 31, 2022, the estimated net deferred tax asset was approximately $12.3 million and was estimated using an estimated blended statutory tax rate of 29.56%. Actual enacted tax rates upon recognition of the tax asset could vary significantly from our initial estimate.
Uncertain tax positions are recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood greater than 50% of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2022, the Company did not recognize any uncertain tax positions.
Executive Summary
Our strategic focus is to continue to grow organically by leveraging our existing core competencies and positioning our business for success in the evolving banking landscape. In leveraging our core competencies, we intend to:
•continue our organic lending growth in our market through our “purpose-driven and integrity-centered” approach to banking;
•continue to focus and grow each of the diverse industry clusters throughout our market areas;

•build upon the strength of our brand to deepen and broaden client relationships and grow our deposit base;
•attract additional banking professionals with track records of driving revenue growth;
•maintain our disciplined credit underwriting and robust risk management;
•enhance our disciplined cost management culture;
•leverage our technology platforms to improve our efficiency; and
•further engage in the economic development of our communities and market areas.
Highlights of the financial results are presented in the following tables:

(dollars in thousands)	December 31, 2022	December 31, 2021
Selected financial condition data:
Total assets	$3,227,159	$2,556,761
Total loans held for investment	2,791,326	1,934,460
Total deposits	2,782,004	2,285,890
Total subordinated notes, net	73,606	28,386
Total shareholders’ equity	252,825	235,046
Asset quality ratios:
Allowance for loan losses to total loans held for investment	1.02%	1.20%
Allowance for loan losses to total loans held for investment, excluding PPP loans[1]	1.02%	1.22%
Allowance for loan losses to period end nonperforming loans	70.27x	39.54x
Non-accrual loans to period end loans	0.01%	0.03%
Capital ratios:
Total capital (to risk-weighted assets)	12.46%	13.98%
Tier 1 capital (to risk-weighted assets)	8.99%	11.44%
Common equity Tier 1 capital (to risk-weighted assets)	8.99%	11.44%
Tier 1 leverage ratio	8.60%	9.47%
Total shareholders’ equity to total assets ratio	7.83%	9.19%
Tangible shareholders’ equity to tangible assets[2]	7.83%	9.19%

(dollars in thousands, except share and per share data)	For the year ended
	December 31, 2022	December 31, 2021
Selected operating data:
Net interest income	$103,070	$77,611
Provision for loan losses	6,700	1,700
Non-interest income	7,157	7,280
Non-interest expense	40,669	36,043
Net income	44,801	42,441
Earnings per common share:
Basic	$2.61	$2.83
Diluted	$2.61	$2.83
Book value per share	$14.66	$13.65
Tangible book value per share[3]	$14.66	$13.65
Weighted average basic common shares outstanding	17,128,282	14,972,637
Weighted average diluted common shares outstanding	17,165,610	14,995,213
Shares outstanding at end of period	17,241,926	17,224,848
Selected pro forma operating data:
Pro forma net income[4]	$44,801	$37,813
Pro forma provision for income taxes[4]	18,057	9,335
Pro forma earnings per common share[4]:
Basic	$2.61	$2.53
Diluted	$2.61	$2.52
Performance and other financial ratios:
Return on average assets (“ROAA”)	1.57%	1.86%
Return on average equity (“ROAE”)	18.80%	22.49%
Net interest margin	3.75%	3.64%
Cost of funds	0.57%	0.19%
Efficiency ratio	36.90%	42.46%
Average equity to average assets	8.38%	8.28%
Cash dividend payout ratio on common stock[5]	40.23%	160.52%
Selected pro forma ratios:
Pro forma ROAA[4,6]	1.57%	1.66%
Pro forma ROAE[4,6]	18.80%	20.03%
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
2Tangible shareholders’ equity to tangible assets is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Tangible shareholders’ equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total shareholders’ equity to total assets. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible shareholders’ equity to tangible assets is the same as total shareholders’ equity to total assets as of each of the periods indicated.

3Tangible book value per share is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Tangible book value per share is defined as total shareholders’ equity less goodwill and other intangible assets, divided by the outstanding number of common shares at the end of the period. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets at the end of any of the dates indicated. As a result, tangible book value per share is the same as book value per share at the end of each of the periods indicated.
4For the year ended December 31, 2022, our pro forma net income, provision for income taxes, earnings per common share, ROAA, and ROAE are our actual net income, provision for income taxes, earnings per common share, ROAA, and ROAE, respectively, given that the Company was a C Corporation for the entirety of the year. For the year ended December 31, 2021, we calculate our pro forma net income, provision for income taxes, earnings per common share, ROAA, and ROAE using an effective tax rate of 19.80%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4.6 million, discussed in the section entitled “Provision for Income Taxes” below.
5Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic earnings per common share.
6Pro forma ROAA and ROAE are calculated using pro forma net income, with no adjustments to average assets and average equity balances.
RESULTS OF OPERATIONS
The following discussion of our results of operations compares the year ended December 31, 2022 to the year ended December 31, 2021.
Net Interest Income
Net interest income is the most significant contributor to our net income. Net interest income represents interest income from interest-earning assets, such as loans and investments, less interest expense on interest-bearing liabilities, such as deposits, FHLB advances, subordinated notes, and other borrowings, which are used to fund those assets. In evaluating our net interest income, we measure and monitor yields on our interest-earning assets and interest-bearing liabilities as well as trends in our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets for the same period. We manage our interest-earning assets and funding sources in order to maximize this margin while limiting credit risk and interest rate sensitivity to our established risk appetite levels. Changes in market interest rates and competition in our market typically have the largest impact on periodic changes in our net interest margin.
Our net interest margin of 3.75% for the year ended December 31, 2022 increased from 3.64% for the year ended December 31, 2021. This increase was primarily due to a 47 basis point increase in yields on interest-earning assets, which increased from 3.83% for the year ended December 31, 2021 to 4.30% for the year ended December 31, 2022, partially offset by a 60 basis point increase in rates paid on interest-bearing liabilities, which increased from 0.32% for the year ended December 31, 2021 to 0.92% for the year ended December 31, 2022.

Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

(dollars in thousands)	For the year ended December 31, 2022			For the year ended December 31, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits with banks[1]	$260,679	$3,696	1.42%	$346,522	$547	0.16%
Investment securities[2]	131,353	2,427	1.85%	147,519	2,142	1.45%
Loans held for investment and sale[1,3]	2,353,148	111,795	4.75%	1,637,280	78,894	4.82%
Total interest-earning assets[1]	2,745,180	117,918	4.30%	2,131,321	81,583	3.83%
Interest receivable and other assets, net	99,946			148,830
Total assets	$2,845,126			$2,280,151
Liabilities and shareholders’ equity
Interest-bearing transaction accounts	$242,221	$425	0.18%	$155,163	$155	0.10%
Savings accounts	107,010	376	0.35%	74,402	74	0.10%
Money market accounts	995,048	6,476	0.65%	935,445	1,798	0.19%
Time accounts	203,392	3,646	1.79%	53,222	172	0.32%
Subordinated debt and other borrowings[1]	61,533	3,925	6.38%	28,350	1,773	6.25%
Total interest-bearing liabilities	1,609,204	14,848	0.92%	1,246,582	3,972	0.32%
Demand accounts	982,915			835,834
Interest payable and other liabilities	14,709			8,984
Shareholders’ equity	238,298			188,751
Total liabilities & shareholders’ equity	$2,845,126			$2,280,151
Net interest spread[4]			3.38%			3.51%
Net interest income/margin[5]		$103,070	3.75%		$77,611	3.64%
1Interest income/expense is divided by the actual number of days in the period multiplied by the actual number of days in the year to correspond to stated interest rate terms, where applicable.
2Yields on available-for-sale securities are calculated based on fair value. Investment security interest is earned on 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.
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

(dollars in thousands)	For the year ended December 31, 2022 compared to the year ended December 31, 2021
	Variance due to
	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$(1,217)	$4,366	$3,149
Investment securities	(299)	584	285
Loans held for investment and sale	34,011	(1,110)	32,901
Total interest-earning assets	32,495	3,840	36,335
Interest-bearing transaction accounts	153	117	270
Savings accounts	115	187	302
Money market accounts	388	4,290	4,678
Time accounts	2,692	782	3,474
Subordinated debt and other borrowings	2,116	36	2,152
Total interest-bearing liabilities	5,464	5,412	10,876
Changes in net interest income/margin	$27,031	$(1,572)	$25,459
Factors affecting interest income and yields
Interest income increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to the following:
•Rates. The average yields on interest-earning assets were 4.30% and 3.83% for the years ended December 31, 2022 and December 31, 2021, respectively. The increase in yields period-over-period was primarily due to increases in yields earned on loans held for sale and interest-earning deposits with banks.
•Volume. Average interest-earning assets increased by approximately $613.9 million period-over-period, driven by new loan originations, which resulted in an increase in the average daily balance of loans for the year ended December 31, 2022 and contributed to the increase in interest income.
Factors affecting interest expense and rates
Interest expense increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to the following:
•Rates. The average costs of interest-bearing liabilities were 0.92% and 0.32% for the years ended December 31, 2022 and December 31, 2021, respectively. The increase in cost period-over-period was primarily due to increases in the rates paid on interest-bearing deposit accounts, with the most significant increases in interest paid on time and money market accounts, combined with an increase of 300 basis points in the rates paid on FHLB advances during the year ended December 31, 2022, as compared to the prior year. The rate paid on the new subordinated debt issuance remained relatively consistent with prior issuances. Additionally, the cost of funds increased from 0.19% for the year ended December 31, 2021 to 0.57% for the year ended December 31, 2022.
•Volume. Average interest-bearing liabilities increased by $362.6 million period-over-period, primarily driven by increases in average balances for all types of interest-bearing deposit accounts, with the most substantial increases in time, interest-bearing transaction, and money market accounts. Additionally, the issuance of $75.0 million of subordinated notes due September 1, 2032 on August 17, 2022 contributed to the increase in average interest-bearing liabilities period-over-period.
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
We recorded a $6.7 million provision for loan losses in the year ended December 31, 2022, compared to a $1.7 million provision for loan losses for the year ended December 31, 2021. The increase of $5.0 million for the provision year-over-year was primarily due to increased reserves based on loan growth and economic conditions during the year ended December 31, 2022, while improved economic conditions related to the impact of the COVID-19 pandemic during the year ended December 31, 2021 provided favorable economic conditions for our borrowers, which resulted in a less significant provision for the period.
We adopted the Current Expected Credit Loss (“CECL”) accounting standard effective January 1, 2023. The CECL allowance model calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the current accounting practice that utilizes the incurred loss model. The adoption of this ASU will result in a one-time cumulative-effect adjustment to the allowance for loan losses as of the day of adoption. We currently estimate a combined increase to our allowance for credit losses and reserve for unfunded commitments totaling between $5.0 million to $7.0 million in the aggregate. This change, net of tax benefit, will decrease the opening retained earnings balance as of January 1, 2023. The above range is disclosed due to the fact that we are still in the process of finalizing the CECL allowance mode, including the review of assumptions related to qualitative adjustments and economic forecasts; finalizing the execution of internal controls; and evaluating the impact to our financial statement disclosures.
Non-interest Income
Non-interest income is a secondary contributor to our net income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
The following table details the components of non-interest income for the periods indicated.

(dollars in thousands)	For the year ended		$ Change	% Change
	December 31, 2022	December 31, 2021
Service charges on deposit accounts	$467	$424	$43	10.14%
Net gain on sale of securities	5	724	(719)	(99.31)%
Gain on sale of loans	2,934	4,082	(1,148)	(28.12)%
Loan-related fees	2,207	1,306	901	68.99%
FHLB stock dividends	546	372	174	46.77%
Earnings on BOLI	412	237	175	73.84%
Other income	586	135	451	334.07%
Total non-interest income	$7,157	$7,280	$(123)	(1.69)%

Net gain on sale of securities. The decrease in net gain on sale of securities resulted primarily from the sale of approximately $47.1 million of municipal securities, U.S. government agency securities, and U.S. Treasuries during the year ended December 31, 2021, resulting in a $0.7 million gain, compared to the sale of approximately $1.6 million of municipal securities, resulting in a gain of $5.0 thousand during the year ended December 31, 2022.
Gain on sale of loans. The decrease in gain on sale of loans related primarily to an overall decline in the effective yields on loans sold due to uncertainty of the timing and magnitude of rising interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021. During the year ended December 31, 2022, approximately $50.8 million of loans were sold with an effective yield of 5.78%, as compared to approximately $41.4 million of loans sold with an effective yield of 9.46% during the year ended December 31, 2021. Additionally, a $1.8 million consumer loan portfolio was sold for a net gain of approximately $0.2 million during the year ended December 31, 2021, which did not occur during the year ended December 31, 2022.
Loan-related fees. The increase in loan-related fees was primarily a result of: (i) an increase of $0.6 million in swap referral fees; (ii) an increase of $0.2 million in program fees earned for loans originated and serviced by a third party; and (iii) a $0.2 million increase in other fee income recognized in the year ended December 31, 2022 compared to the year ended

December 31, 2021. These increases were partially offset by a decline of $0.1 million in loan referral income recognized during the year ended December 31, 2022 compared to the year ended December 31, 2021.
FHLB stock dividends. The increase in FHLB stock dividends primarily relates to an increase in FHLB Class B shares held for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Earnings on BOLI. The increase in earnings on BOLI related primarily due to an additional BOLI policy purchased during the year ended December 31, 2022. Earnings on this policy were only recognized during the year ended December 31, 2022, and did not occur during the year ended December 31, 2021.
Other income. The increase in other income resulted primarily from a $0.4 million gain recorded on two distributions received on investments in two venture-backed funds during the year ended December 31, 2022, which did not occur during the year ended December 31, 2021.
Non-interest Expense
Non-interest expense includes salaries and employee benefits, occupancy and equipment, data processing and software, FDIC insurance, professional services, advertising and promotional, loan-related expenses, and other operating expenses. In evaluating our level of non-interest expense, we closely monitor our efficiency ratio. The efficiency ratio is calculated as non-interest expense divided by the sum of net interest income and non-interest income. We constantly seek to identify ways to streamline our business and operate more efficiently, which has enabled us to reduce our non-interest expense as a percentage of our revenue while continuing to achieve growth in total loans and assets.
Over the past several years, we have invested significant resources in personnel and infrastructure. Additionally, to support corporate organizational matters leading up to the IPO, we experienced increased audit, consulting, and legal costs, particularly during the year ended December 31, 2021. As a result, professional services expenses increased during the year ended December 31, 2021. We do not anticipate incurring significant costs of this type in future periods, and we expect our efficiency ratio will improve going forward due, in part, to our past investment in infrastructure.
The following table details the components of non-interest expense for the periods indicated.

(dollars in thousands)	For the year ended		$ Change	% Change
	December 31, 2022	December 31, 2021
Salaries and employee benefits	$22,571	$19,825	$2,746	13.85%
Occupancy and equipment	2,059	1,938	121	6.24%
Data processing and software	3,091	2,494	597	23.94%
FDIC insurance	850	700	150	21.43%
Professional services	2,467	3,792	(1,325)	(34.94)%
Advertising and promotional	1,908	1,300	608	46.77%
Loan-related expenses	1,287	1,045	242	23.16%
Other operating expenses	6,436	4,949	1,487	30.05%
Total non-interest expense	$40,669	$36,043	$4,626	12.83%

Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of a $3.6 million increase in salaries, insurance, and benefits as a result of a 9.20% increase in headcount and a $0.2 million increase in commissions expense related to increased production during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was partially offset by an increase in loan origination costs of $1.0 million due to increased production during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Occupancy and equipment. The increase in occupancy and equipment was primarily the result of an overall increase in depreciation recognized for furniture, fixtures, and equipment that were purchased to support the 9.20% increase in headcount described above, combined with an overall increase in occupancy expenses period-over-period.
Data processing and software. The increase in data processing and software expenditures related primarily to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) increased number of licenses required for new users on our loan origination and documentation system.

FDIC insurance. The increase in FDIC insurance related primarily to an increase in the FDIC assessment base and asset growth for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Professional services. Professional services decreased, primarily as a result of expenses recognized during the year ended December 31, 2021 related to the increased audit, consulting, and legal costs incurred to support corporate organizational matters leading up to the Company's IPO in May 2021, which did not recur during the year ended December 31, 2022.
Advertising and promotional. The increase in advertising and promotional costs was primarily related to increases in business development, marketing, and sponsorship expenses due to more in-person participation in events held during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Loan-related expenses. The increase in loan-related expenses related primarily to: (i) $0.1 million of increased UCC filing fees to support consumer loans originated; and (ii) an overall increase in expenses incurred for insurance and taxes, loan legal fees, environmental reports, and inspections to support loan production for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Other operating expenses. The increase in other operating expenses includes a $0.3 million increase related to previously unamortized subordinated debt issuance costs recognized as an other expense upon redemption of the subordinated notes in December 2022. The remainder of the increase related to: (i) $0.7 million for expenses incurred for travel and fees paid for attendance of professional events, conferences, and other business-related events; (ii) $0.3 million of increased bank charges incurred related to correspondent bank and letter of credit fees incurred to support operations; and (iii) $0.2 million of increased insurance expenses during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The remainder of the change related to an overall increase in expenses to support the growth in customers period-over-period.
Provision for Income Taxes
The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with its IPO, and became a C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. The provision recorded for the year ended December 31, 2022 yielded an effective tax rate of 28.73%. Refer to the section entitled “Pro Forma C Corporation Income Tax Expense” below for a discussion on what the Company’s income tax expense and net income potentially could have been had the Company been taxed as a C Corporation for the year ended December 31, 2021.
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
Provision for income taxes increased by $13.4 million, or 283.62%, to $18.1 million for the year ended December 31, 2022, as compared to $4.7 million for the year ended December 31, 2021. This increase is due to an increase in taxable income, combined with an increase in the effective tax rate for each period, from 9.98% to 28.73% during the years ended December 31, 2021 and December 31, 2022, respectively. The lower tax rate used during the year ended December 31, 2021 was the result of the Company's termination of its Subchapter S Corporation status as of May 5, 2021.
Pro Forma C Corporation Income Tax Expense
Because of the Company’s status as a Subchapter S Corporation prior to May 5, 2021, no U.S. federal income tax expense was recorded for a portion of the year ended December 31, 2021. Had the Company been taxed as a C Corporation and paid U.S. federal income tax for the entirety of that period, the combined statutory income tax rate would have been 29.56%. For the year ended December 31, 2021, the pro forma statutory rate reflects a U.S. federal income tax rate of 21.00% and a California state income tax rate of 8.56%, after adjustment for the federal tax benefit, on corporate taxable income. The pro forma statutory rate for the year ended December 31, 2021 was calculated using an effective tax rate of 19.80%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4.6 million, discussed above. As a result, the Company’s pro forma provision for income taxes and pro forma net income for the year ended December 31, 2021 were $9.3 million and $37.8 million, respectively.

FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of December 31, 2022 to our financial condition as of December 31, 2021. The following table summarizes selected components of our consolidated balance sheet as of December 31, 2022 and December 31, 2021.

(dollars in thousands)	December 31, 2022	December 31, 2021
Total assets	$3,227,159	$2,556,761
Cash and cash equivalents	$259,991	$425,329
Total investments	$119,744	$153,753
Loans held for investment	$2,791,326	$1,934,460
Total deposits	$2,782,004	$2,285,890
Subordinated notes, net	$73,606	$28,386
Total shareholders’ equity	$252,825	$235,046
Total Assets
At December 31, 2022, total assets were $3.2 billion, an increase of $670.4 million from $2.6 billion at December 31, 2021, primarily due to increases in total loans held for investment.
Cash and Cash Equivalents
Total cash and cash equivalents were $260.0 million at December 31, 2022, a decrease of $165.3 million, as compared to $425.3 million at December 31, 2021. The change primarily resulted from originations of loans held for investment, net of repayments, of $848.3 million, originations of loans held for sale of $60.2 million, the redemption of subordinated notes for $28.8 million, and dividend payments of $15.3 million. These outlays were partially offset by an increase in deposits of $496.1 million, FHLB borrowings of $100.0 million, an issuance of $75.0 million of subordinated notes in August 2022, proceeds from loans held for sale of $53.7 million, maturities, prepayments, calls of securities available-for-sale of $15.5 million, and net income of $44.8 million.
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
Our total securities available-for-sale and held to maturity amounted to $119.7 million at December 31, 2022 and $153.8 million at December 31, 2021, a decrease of $34.1 million year-over-year. The decrease was primarily due to an unrealized loss (tax-effected) on securities of $12.9 million, primarily in our mortgage-backed and municipal securities portfolios, resulting in tax-effected decreases to those portfolios of $7.6 million and $6.6 million, respectively. This unrealized loss was recognized as a result of interest rate increases that occurred during the period.

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, at December 31, 2022:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale:
U.S. government agencies	$—	—%	$849	1.98%	$2,625	3.61%	$10,699	2.90%	$14,173	2.98%
Mortgage-backed securities	—	—%	—	—%	2	6.94%	61,269	1.67%	61,271	1.67%
Obligations of states and political subdivisions	501	2.80%	—	—%	4,761	1.63%	33,164	1.76%	38,426	1.76%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	395	1.76%	395	1.76%
Corporate bonds	—	—%	1,723	1.25%	—	—%	—	—%	1,723	1.25%
Total available-for-sale	501	2.80%	2,572	1.49%	7,388	2.33%	105,527	1.82%	115,988	1.85%

Held-to-maturity:
Obligations of states and political subdivisions	417	6.00%	1,015	6.00%	1,470	6.00%	854	6.00%	3,756	6.00%
	$918	4.25%	$3,587	2.77%	$8,858	2.94%	$106,381	1.86%	$119,744	1.98%

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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting. As of December 31, 2022 and December 31, 2021, our total loans amounted to $2.8 billion and $1.9 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
(dollars in thousands)	December 31, 2022		December 31, 2021
	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,394,674	85.44%	$1,586,232	81.48%
Commercial land and development	7,477	0.27%	7,376	0.38%
Commercial construction	88,669	3.16%	54,214	2.78%
Residential construction	6,693	0.24%	7,388	0.38%
Residential	24,230	0.86%	28,562	1.47%
Farmland	52,478	1.87%	54,805	2.82%
Commercial:
Secured	165,186	5.89%	137,062	7.03%
Unsecured	25,431	0.91%	21,136	1.09%
PPP	—	—%	22,124	1.14%
Consumer and other	28,628	1.02%	17,167	0.88%
Loans held for investment, gross	2,793,466	99.66%	1,936,066	99.45%

Loans held for sale:
Commercial	9,416	0.34%	10,671	0.55%
Total loans, gross	2,802,882	100.00%	1,946,737	100.00%
Net deferred loan fees	(2,140)		(1,606)
Total loans	$2,800,742		$1,945,131
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

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
December 31, 2022
Manufactured home community	$673,891	28.14%	$1,174,642	17.10%	78.19%
RV Park	292,886	12.23%	506,041	18.64%	77.89%
Retail	264,599	11.05%	490,291	16.48%	73.93%
Multifamily	202,203	8.44%	459,695	14.19%	75.00%
Industrial	166,403	6.95%	366,291	10.77%	75.00%
Mini storage	158,650	6.63%	289,820	20.20%	70.04%
Faith-based	146,740	6.13%	383,321	3.19%	73.55%
Office	145,899	6.09%	310,248	6.66%	74.68%
All other types[1]	343,403	14.34%	704,984	—%	152.96%
Total	$2,394,674	100.00%	$4,685,333	—%	152.96%

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
December 31, 2021
Manufactured home community	$388,133	24.47%	$636,449	16.65%	74.41%
Retail	166,960	10.53%	307,376	5.10%	75.00%
Multifamily	152,412	9.61%	350,953	5.13%	75.00%
Industrial	135,401	8.54%	318,875	1.43%	74.51%
Office	134,728	8.49%	294,367	1.67%	75.00%
RV Park	130,777	8.24%	212,820	14.22%	78.00%
Faith-based	108,718	6.85%	272,383	4.59%	80.14%
Mini storage	85,712	5.40%	159,810	20.76%	69.05%
Mixed use	83,270	5.25%	155,961	1.04%	71.98%
All other types[1]	200,121	12.62%	473,952	8.00%	94.97%
Total	$1,586,232	100.00%	$3,182,946	1.04%	94.97%
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% commercial real estate concentration and include hospitality properties, auto dealerships, car washes, assisted living communities, country clubs, gas stations/convenience stores, medical offices, special purpose properties, mortuaries, restaurants, and schools.
Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly (when PPP loans are excluded). Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 88.87% of our portfolio at December 31, 2022. Commercial secured lending (consisting primarily of SBA 7(a) loans under $350,000) represents 5.89% of our portfolio at December 31, 2022. We sell the guaranteed portion of all SBA 7(a) loans, excluding PPP loans, in the secondary market and will continue to do so as long as market conditions continue to be favorable.
We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 680.34% and 577.92% as of December 31, 2022 and

December 31, 2021, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (i.e., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of December 31, 2022. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.
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
The following table sets forth the contractual maturities of our loan portfolio at December 31, 2022:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$19,406	$227,519	$2,083,818	$63,931	$2,394,674
Commercial land and development	1,611	5,053	813	—	7,477
Commercial construction	1,957	37,510	49,202	—	88,669
Residential construction	594	4,783	1,316	—	6,693
Residential	348	6,635	16,248	999	24,230
Farmland	992	5,685	45,801	—	52,478
Commercial:
Secured	36,154	46,814	88,418	3,216	174,602
Unsecured	55	10,347	15,029	—	25,431
Consumer and other	1,321	8,234	19,067	6	28,628
Total	$62,438	$352,580	$2,319,712	$68,152	$2,802,882
The following table sets forth the contractual maturities of our loan portfolio at December 31, 2021:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$32,107	$170,222	$1,343,367	$40,536	$1,586,232
Commercial land and development	1,209	6,167	—	—	7,376
Commercial construction	3,418	17,575	32,131	1,090	54,214
Residential construction	5,609	1,779	—	—	7,388
Residential	1,183	8,246	17,871	1,262	28,562
Farmland	3,876	8,116	42,813	—	54,805
Commercial:
Secured	31,436	29,880	82,526	3,891	147,733
Unsecured	1,182	3,976	15,978	—	21,136
PPP	598	21,526	—	—	22,124
Consumer and other	35	3,619	13,513	—	17,167
Total	$80,653	$271,106	$1,548,199	$46,779	$1,946,737

The following table sets forth the sensitivity to interest rate changes of our loan portfolio at December 31, 2022:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$552,206	$1,842,468	$2,394,674
Commercial land and development	1,514	5,963	7,477
Commercial construction	1,405	87,264	88,669
Residential construction	3,366	3,327	6,693
Residential	1,531	22,699	24,230
Farmland	6,261	46,217	52,478
Commercial:
Secured	37,517	137,085	174,602
Unsecured	20,607	4,824	25,431
Consumer and other	28,628	—	28,628
Total	$653,035	$2,149,847	$2,802,882
The following table sets forth the sensitivity to interest rate changes of our loan portfolio at December 31, 2021:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$394,648	$1,191,584	$1,586,232
Commercial land and development	722	6,654	7,376
Commercial construction	—	54,214	54,214
Residential construction	—	7,388	7,388
Residential	2,222	26,340	28,562
Farmland	4,183	50,622	54,805
Commercial:
Secured	34,771	112,962	147,733
Unsecured	19,841	1,295	21,136
PPP	22,124	—	22,124
Consumer and other	17,167	—	17,167
Total	$495,678	$1,451,059	$1,946,737
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
PPP Loan Forgiveness
At December 31, 2021, there were 60 PPP loans outstanding totaling $22.1 million. All PPP loans had been forgiven or paid off by the borrower as of December 31, 2022.
SBA 7(a) Payments Made Under the CARES Act
Section 1112 of the CARES Act required the SBA to make payments on new and existing 7(a) loans for up to six months. The Consolidated Appropriations Act, 2021 amended this section of the CARES Act to extend the payment on 7(a) loans in existence on March 27, 2020, beginning on February 1, 2021, for up to eight or eleven months, depending on the borrower’s industry code, and to require the SBA to make up to three months of payments on new 7(a) loans approved between February 1, 2021 and September 30, 2021. These payments are not deferments but rather full payments of principal and interest that the borrower will not be responsible for in the future. In the year ended December 31, 2022, the SBA made payments under this program on 29 of our SBA 7(a) loans, totaling $161.0 thousand in principal and interest. No additional payments are expected.
SBA Loans
During 2022, the Company sold 172 SBA 7(a) loans with government-guaranteed portions totaling $50.8 million. Of the loans sold in 2022, the Company received gross proceeds of $53.7 million, resulting in a net gain on sale of $2.9 million.
During 2021, the Company sold 169 SBA 7(a) loans with government-guaranteed portions totaling $41.4 million. Of the loans sold in 2021, the Company received gross proceeds of $45.3 million, resulting in a net gain on sale of $3.9 million.

Non-accrual Loans
The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

(dollars in thousands)	December 31, 2022	December 31, 2021
Non-accrual loans
Real estate:
Commercial	$106	$122
Residential	175	178
Commercial:
Secured	123	288
Total non-accrual loans	404	588

Loans past due 90 days or more and still accruing
Total loans past due and still accruing	—	—
Total nonperforming loans	404	588

Real estate owned	—	—
Total nonperforming assets	$404	$588
COVID-19 deferments	$—	$12,156

Performing TDRs (not included above)	$—	$—

Allowance for loan losses to period end non-accrual loans	7,026.98%	3,954.30%
Non-accrual loans to loans held for investment	0.01%	0.03%
Nonperforming assets to total assets	0.01%	0.02%
Nonperforming loans plus performing TDRs to loans held for investment	0.01%	0.03%
Net (charge-offs) recoveries to average loans held for investment	(0.07)%	(0.04)%
COVID-19 deferments to loans held for investment	—%	0.63%
The ratio of non-accrual loans to period end loans was 0.01% at December 31, 2022, decreasing from 0.03% as of December 31, 2021, partially due to a decline in our non-accrual loans.
The ratio of the allowance for loan losses to period end non-accrual loans increased from 3,954.30% as of December 31, 2021 to 7,026.98% as of December 31, 2022. The increase was primarily due to a 22.14% increase in the allowance for loan losses from December 31, 2021 to December 31, 2022, combined with a 31.29% reduction in period end non-accrual loans from December 31, 2021 to December 31, 2022, which was primarily due to a decrease of $0.2 million in commercial secured non-accrual loans from December 31, 2021 to December 31, 2022.
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

The banking industry defines loans graded substandard or doubtful as “classified” loans. Loans by credit quality risk rating were as follows as of the periods indicated:

(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
December 31, 2022
Real estate:
Commercial	$2,379,766	$14,802	$106	$—	$2,394,674
Commercial land and development	7,477	—	—	—	7,477
Commercial construction	82,769	5,900	—	—	88,669
Residential construction	6,693	—	—	—	6,693
Residential	24,055	—	175	—	24,230
Farmland	52,478	—	—	—	52,478
Commercial:
Secured	163,879	1,184	123	—	165,186
Unsecured	25,431	—	—	—	25,431
Consumer	28,602	—	26	—	28,628
Total	$2,771,150	$21,886	$430	$—	$2,793,466

December 31, 2021
Real estate:
Commercial	$1,575,006	$1,970	$9,256	$—	$1,586,232
Commercial land and development	7,376	—	—	—	7,376
Commercial construction	48,288	5,926	—	—	54,214
Residential construction	7,388	—	—	—	7,388
Residential	28,384	—	178	—	28,562
Farmland	54,805	—	—	—	54,805
Commercial:
Secured	135,131	751	1,180	—	137,062
Unsecured	21,136	—	—	—	21,136
PPP	22,124	—	—	—	22,124
Consumer	17,167	—	—	—	17,167
Total	$1,916,805	$8,647	$10,614	$—	$1,936,066
Loans designated as watch or substandard, which are not considered adversely classified, increased to $22.3 million at December 31, 2022 from $19.3 million at December 31, 2021. Loans designated as watch increased period-over-period, primarily due to an increase in commercial real estate loans designated as watch, resulting in a net increase in reserves related to watch loans. Loans designated substandard decreased period-over-period, primarily due to a payoff of commercial real estate loans designated as substandard, resulting in a net decrease in reserves related to substandard loans. In total, reserves related to classified and watch loans decreased by $12.0 thousand period-over-period, which was offset by additional provision for loan growth. There were no loans with doubtful risk grades at December 31, 2022 or December 31, 2021.
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
While the entire allowance for loan losses is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses by loan category, and the percentage of the allowance for loan losses allocated to each category, for the periods indicated.
The allowance for loan losses was $28.4 million at December 31, 2022, as compared to $23.2 million at December 31, 2021. The $5.2 million increase is due to a $6.7 million provision for loan losses recorded during the year ended December 31, 2022, offset by net charge-offs of $1.5 million during the year ended December 31, 2022.
The following table is a summary of the allowance for loan losses by loan class as of the periods indicated:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Dollars	% of Total	Dollars	% of Total
Real estate:
Commercial	$19,216	67.69%	$12,869	55.37%
Commercial land and development	54	0.19%	50	0.22%
Commercial construction	645	2.27%	371	1.60%
Residential construction	49	0.17%	50	0.22%
Residential	175	0.62%	192	0.83%
Farmland	644	2.27%	645	2.78%
Commercial:
Secured	6,975	24.57%	6,687	28.77%
Unsecured	116	0.41%	207	0.89%
Consumer and other	347	1.22%	889	3.82%
Unallocated	45	0.16%	1,111	4.78%
	28,266	99.57%	23,071	99.28%
Individually evaluated for impairment	123	0.43%	172	0.72%
Total allowance for loan losses	$28,389	100.00%	$23,243	100.00%
The ratio of allowance for loan losses to total loans held for investment was 1.02% at December 31, 2022, compared to 1.20% at December 31, 2021. Excluding PPP loans, the ratio of the allowance for loan losses to total loans held for investment was 1.02% and 1.22% at December 31, 2022 and 2021, respectively. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Non-accrual loans totaled $0.4 million, or 0.01% of total loans held for investment, at December 31, 2022, decreasing from $0.6 million, or 0.03% of total loans held for investment, at December 31, 2021.
Liabilities
During 2022, total liabilities increased by $652.6 million from $2.3 billion at December 31, 2021 to $3.0 billion at December 31, 2022. This increase was primarily due to an increase in total deposits of $496.1 million, comprised of increases of $69.1 million in non-interest-bearing deposits and $427.0 million in interest-bearing deposits, FHLB advances of $100.0 million, and subordinated notes issued of $75.0 million, partially offset by subordinated notes redeemed of $28.8 million.
Deposits
Representing 93.53% of our total liabilities as of December 31, 2022, deposits are our primary source of funding for our business operations.
Total deposits increased by $496.1 million, or 21.70%, to $2.8 billion at December 31, 2022 from $2.3 billion as of December 31, 2021. Deposit increases were attributed to an increase in the number of new relationships, as well as fluctuations in our existing accounts. Non-interest-bearing deposits increased by $69.1 million in 2022 to $1.0 billion, and represented 34.91% of total deposits at December 31, 2022, as compared to 39.46% of total deposits at December 31, 2021. Our loan to deposit ratio was 100.67% at December 31, 2022, as compared to 85.09% at December 31, 2021. The increase in the ratio coincided with growth in our business. We closely monitor the loan to deposit ratio for purposes of both operational objectives and regulatory capital compliance. We intend to continue to operate our business with a loan to deposit ratio within the range of these levels.
The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	For the year ended
	December 31, 2022			December 31, 2021
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$242,222	0.18%	9.57%	$155,163	0.10%	7.55%
Money market and savings accounts	1,102,057	0.62%	43.55%	1,009,847	0.19%	49.17%
Time accounts	203,392	1.79%	8.04%	53,222	0.32%	2.59%
Demand accounts	982,915	—%	38.84%	835,834	—%	40.69%
Total deposits	$2,530,586	0.43%	100.00%	$2,054,066	0.11%	100.00%
Uninsured deposits, excluding time deposits, totaled $1.2 billion and $1.3 billion at December 31, 2022 and 2021, respectively.
As of December 31, 2022, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 52.15% of our total deposits. As of December 31, 2021, our 26 largest deposit relationships, each accounting for more than $10.0 million, totaled $912.7 million, or 39.93% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
Municipalities	$601,968	$424,483
Non-profit	195,996	181,080
Business	527,921	307,132
Brokered deposits	124,993	—
Total	$1,450,878	$912,695
Our largest single deposit relationship at December 31, 2022 related to a government agency. The balances for this customer were $180.0 million, or 6.47% of total deposits, as of that date. At December 31, 2021, our largest single deposit relationship related to a non-profit association that supports hospitals and health systems and had balances of $155.0 million, or 6.78% of total deposits, at that date. As our demand deposits fluctuate during a rising rate environment, we have purchased brokered deposits as needed to supplement liquidity. We do not consider brokered deposits as core deposits, but as another deposit funding source for our loan growth.

The following table sets forth the maturity of time deposits as of December 31, 2022:

(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$134,617	$130,322	$264,939	$131,867
Over three through six months	56,948	10,744	67,692	55,448
Over six through twelve months	4,314	2,361	6,675	2,314
Over twelve months	2,280	928	3,208	1,029
Total	$198,159	$144,355	$342,514	$190,658
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There was $100.0 million of borrowings outstanding as of December 31, 2022 and no borrowings outstanding as of December 31, 2021.
In 2022, we issued subordinated notes of $75.0 million. This debt was issued to investors in private placement transactions. See Note 9, Long Term Debt and Other Borrowings, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding these subordinated notes. The proceeds of the notes constitute Tier 2 capital under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of December 31, 2022:

(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Secured Overnight Financing Rate plus 329.0 basis points (8.03% as of December 31, 2022) through maturity
On December 15, 2022, we redeemed $25.0 million and $3.8 million of subordinated notes issued on September 28, 2017 and November 8, 2019, respectively. Both subordinated notes were paid off using proceeds from the issuance of the subordinated notes of $75.0 million as discussed above.
Shareholders’ Equity
Shareholders’ equity totaled $252.8 million at December 31, 2022 and $235.0 million at December 31, 2021. The increase in shareholders’ equity was primarily attributable to net income recognized of $44.8 million, partially offset by a net decline of $12.9 million in other comprehensive income resulting from rising interest rates and $15.3 million in cash distributions paid during the year ended December 31, 2022.
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
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from gathering of deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. We also had significant cash inflows as a result of our subordinated note issuance in 2022 and our IPO in 2021.
Based on our current capital allocation objectives, during 2023, we project spending $1.3 million related to continued build-out of our IT systems and processes and allocating $12.3 million of cash for dividends on our common stock.
For the 12-month period ending December 31, 2023, we project that our fixed commitments could potentially include: (i) approximately $329.1 million to fund off-balance sheet commitments outstanding at December 31, 2022; (ii) $5.8 million for IT services, IT support, and compliance expenditures; and (iii) $1.0 million for operating leases. In future years, we expect that our main sources and uses of cash will relate primarily to regular operating activities.
As of December 31, 2022, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.
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
During the year ended December 31, 2022, we had cash outflows of $848.3 million in loan originations and advances, net of principal collected, and $60.2 million in loans originated for sale.
Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2022, total off-balance sheet commitments totaled $329.1 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
Deposits
Deposits are our primary source of funding for our business operations, and the cost of deposits has a significant impact on our net interest income and net interest margin.
Our deposits are made up of primarily money market and non-interest-bearing demand deposits. Aside from commercial and business clients, a significant portion of our deposits are from municipalities and non-profit organizations. Cash flows from deposits are impacted by the timing and amount of customer deposits, changes in market rates, and collateral availability.
During the year ended December 31, 2022, we had significant cash inflows related to an increase in deposits of $496.1 million, primarily as a result of an increase in the number of new relationships, fluctuations in existing accounts, and new certificates of deposit.
Over the next twelve months, approximately $339.3 million of time deposits are expected to mature. In addition, we expect $3.2 million of time deposits to mature through 2027. As these time deposits mature, some of these deposits may not renew due to the competition in the Bank's marketplace. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, combined with our third-party financing availability, as discussed below, provides a stable funding base.
Investment Securities
Our investment securities totaled $119.7 million at December 31, 2022. At December 31, 2022, 51.17% and 35.22% of our investment portfolio consisted of mortgage-backed securities and obligations of states and political subdivisions, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $8.6 million from our securities over the next twelve months. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the year ended December 31, 2022, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $17.1 million, partially offset by cash outflows of $2.6 million related to investment securities purchased. Additionally, at December 31, 2022, securities available-for-sale totaled $116.0 million, of which $40.5 million have been pledged as collateral for borrowings and other commitments.

Future Contractual Obligations
Our estimated future obligations as of December 31, 2022 include both current and long-term obligations. Under our operating leases as discussed in Note 15, Commitments and Contingencies, we have a current obligation of $1.0 million and a long-term obligation of $3.5 million. We also have a current obligation of $339.3 million and a long-term obligation of $3.2 million related to time deposits, as discussed in Note 8, Interest-Bearing Deposits. We have net subordinated notes of $73.6 million, all of which are long-term obligations. Finally, we have one significant contract for core processing services. While the actual obligation is unknown and dependent on certain factors, including volume and activity, when using our 2022 average monthly expense extrapolated over the remaining life of the contract, we estimate that our current obligation under this contract is $0.5 million. We do not have a long-term obligation under this contract until it is renewed.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2022, the Bank had outstanding borrowings of $100.0 million and a total financing availability of $216.3 million, net of letters of credit issued of $686.5 million.
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
Dividends
A use of liquidity for the Company is shareholder dividends. Bancorp paid dividends to its shareholders totaling $15.3 million during the year ended December 31, 2022, including a cash distribution in the amount of $5.0 million paid on March 17, 2022 to shareholders of record as of May 3, 2021, for the Company's final AAA payout, which was described in further detail in the Company’s Proxy Statement filed with the SEC and mailed to shareholders on April 6, 2022.
We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during 2023 at a rate of $0.15 per share, which is the rate of each of our last five quarterly dividend payments, our average total dividend paid each quarter would be approximately $2.6 million based on the number of current outstanding shares if there are no increases or decreases in the number of shares, and given that unvested RSAs share equally in dividends with outstanding common stock.
Historical Information
The following table summarizes our consolidated cash flow activities:

(dollars in thousands)	For the year ended December 31,		$ Change
	2022	2021
Net cash provided by operating activities	$45,975	$28,657	$17,318
Net cash used in investing activities	(836,922)	(455,011)	(381,911)
Net cash provided by financing activities	625,609	561,190	64,419
Operating Activities
Net cash provided by operating activities increased by $17.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to higher net income and an increase in loans originated for sale, partially offset by increases in the provision for loan losses and proceeds from sale of loans. Various other, less material items made up the remainder of the change. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
For additional information about our operating results, see “Results of Operations” above.
Investing Activities
Net cash used in investing activities increased by $381.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase in originations of loans held for investment, net of repayments, partially offset by a decrease in purchases of securities available-for-sale.
Financing Activities
Net cash provided by financing activities increased by $64.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to issuance of subordinated notes, use of FHLB advances, and fewer cash dividends paid, partially offset by the redemption of subordinated notes and no issuance of common stock.
Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for loan losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.
Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. The Bank and Bancorp are subject to minimum risk-based and leverage capital requirements under federal regulations implementing the Basel III framework, and the Bank is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, as well as the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of December 31, 2022, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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

The capital adequacy ratios as of December 31, 2022 and December 31, 2021 for Bancorp and the Bank are presented in the following tables. As of December 31, 2022 and December 31, 2021, Bancorp’s Tier 2 capital included subordinated debt, which was not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital (to risk-weighted assets)	$366,113	12.46%	$235,065	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$176,191	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$132,144	4.50%	N/A	N/A
Tier 1 leverage	$263,993	8.60%	$122,788	4.00%	N/A	N/A
December 31, 2021
Total capital (to risk-weighted assets)	$285,128	13.98%	$163,177	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$122,382	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$91,787	4.50%	N/A	N/A
Tier 1 leverage	$233,397	9.47%	$98,600	4.00%	N/A	N/A

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital (to risk-weighted assets)	$356,301	12.14%	$234,795	8.00%	$293,494	10.00%
Tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$176,072	6.00%	$234,763	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$132,054	4.50%	$190,745	6.50%
Tier 1 leverage	$327,788	10.69%	$122,652	4.00%	$153,315	5.00%
December 31, 2021
Total capital (to risk-weighted assets)	$279,152	13.69%	$163,078	8.00%	$203,848	10.00%
Tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$122,309	6.00%	$163,078	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$91,731	4.50%	$132,501	6.50%
Tier 1 leverage	$255,807	10.38%	$98,555	4.00%	$123,193	5.00%

[1]	Prior to September 30, 2022, Bancorp operated under the Small Bank Holding Company Policy Statement and therefore, was not subject to Basel III capital adequacy requirements. The listed capital adequacy ratios exclude capital conservation buffers.
Recent Accounting Pronouncements
For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2022, see Note 2, Recently Issued Accounting Standards, of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. On January 1, 2023, the Company will adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model. The Company estimates the adoption of

ASU No. 2016-13 will result in an increase to our allowance for credit losses and reserve for unfunded commitments totaling between $5.0 million to $7.0 million in the aggregate.
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

Allowance for loan losses to total loans held for investment, excluding PPP loans (dollars in thousands)	December 31, 2022	December 31, 2021
Allowance for loan losses (numerator)	$28,389	$23,243
Total loans held for investment	2,791,326	1,934,460
Less: PPP loans	—	22,124
Total loans held for investment, excluding PPP loans (denominator)	$2,791,326	$1,912,336
Allowance for loan losses to total loans held for investment, excluding PPP loans	1.02%	1.22%
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Not applicable for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Five Star Bancorp and Subsidiary
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Star Bancorp (and subsidiary) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Notes 1 and 15 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Update No. 2016-02, which established Accounting Standards Codification Topic 842, Leases.
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

Portland, Oregon

February 24, 2023
We have served as the Company’s auditor since 2010.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(in thousands, except share data)

	2022	2021
ASSETS

Cash and due from financial institutions	$32,561	$136,074
Interest-bearing deposits in banks	227,430	289,255
Cash and cash equivalents	259,991	425,329

Time deposits in banks	9,849	14,464
Securities available-for-sale, at fair value	115,988	148,807
Securities held-to-maturity, at amortized cost (fair value of $3,432 and $5,197 at December 31, 2022 and 2021, respectively)	3,756	4,946
Loans held for sale	9,416	10,671
Loans held for investment	2,791,326	1,934,460
Allowance for loan losses	(28,389)	(23,243)
Loans held for investment, net of allowance for loan losses	2,762,937	1,911,217
Federal Home Loan Bank of San Francisco (“FHLB”) stock	10,890	6,723
Operating leases, right-of-use asset (“ROUA”)	3,981	—
Premises and equipment, net	1,605	1,773
Bank-owned life insurance (“BOLI”)	14,669	11,203
Interest receivable and other assets	34,077	21,628
TOTAL ASSETS	$3,227,159	$2,556,761

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$971,246	$902,118
Interest-bearing	1,810,758	1,383,772
Total deposits	2,782,004	2,285,890

Subordinated notes, net	73,606	28,386
FHLB advances	100,000	—
Operating lease liability	4,243	—
Interest payable and other liabilities	14,481	7,439
Total liabilities	2,974,334	2,321,715

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,241,926 shares issued and outstanding at December 31, 2022; 17,224,848 shares issued and outstanding at December 31, 2021	219,543	218,444
Retained earnings	46,736	17,168
Accumulated other comprehensive loss, net	(13,454)	(566)
Total shareholders’ equity	252,825	235,046
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,227,159	$2,556,761
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2022 and 2021
(in thousands, except per share data)

	2022	2021
Interest and dividend income
Loans, including fees	$111,795	$78,894
Taxable securities	1,714	1,321
Nontaxable securities	713	821
Interest-bearing deposits in other banks	3,696	547
	117,918	81,583
Interest expense
Deposits	10,923	2,199
FHLB advances	185	—
Subordinated notes	3,740	1,773
	14,848	3,972

Net interest income	103,070	77,611

Provision for loan losses	6,700	1,700

Net interest income after provision for loan losses	96,370	75,911

Non-interest income
Service charges on deposit accounts	467	424
Net gain on sale of securities	5	724
Gain on sale of loans	2,934	4,082
Loan-related fees	2,207	1,306
FHLB stock dividends	546	372
Earnings on BOLI	412	237
Other	586	135
	7,157	7,280
Non-interest expense
Salaries and employee benefits	22,571	19,825
Occupancy and equipment	2,059	1,938
Data processing and software	3,091	2,494
Federal Deposit Insurance Corporation (“FDIC”) insurance	850	700
Professional services	2,467	3,792
Advertising and promotional	1,908	1,300
Loan-related expenses	1,287	1,045
Other operating expenses	6,436	4,949
	40,669	36,043

Income before provision for income taxes	62,858	47,148

Provision for income taxes	18,057	4,707

Net income	$44,801	$42,441

Basic earnings per common share	$2.61	$2.83
Diluted earnings per common share	$2.61	$2.83
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2022 and 2021
(in thousands)

	2022	2021
Net income	$44,801	$42,441

Net unrealized holding loss on securities available-for-sale during the period	(18,291)	(1,475)
Reclassification adjustment for net realized gains included in net income	(5)	(724)

Income tax benefit related to net unrealized loss and reclassification adjustment	(5,408)	(288)

Other comprehensive loss	(12,888)	(1,911)

Total comprehensive income	$31,913	$40,530
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2022 and 2021
(in thousands, except share and per share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2020	11,000,273	$110,082	$22,348	$1,345	$133,775
Net income	—	—	42,441	—	42,441
Other comprehensive loss	—	—	—	(1,911)	(1,911)
Stock offering	6,054,750	111,243	—	—	111,243
Stock issued under stock award plans	132,707	—	—	—	—
Stock compensation expense	—	594	—	—	594
Director stock compensation expense	41,640	846	—	—	846
Stock forfeitures	(4,522)	—	—	—	—
Reclassification of retained deficit	—	(4,321)	4,321	—	—
Cash dividends paid ($4.55 per share)	—	—	(51,942)	—	(51,942)
Balance at December 31, 2021	17,224,848	$218,444	$17,168	$(566)	$235,046

Net income	—	$—	$44,801	$—	$44,801
Other comprehensive loss	—	—	—	(12,888)	(12,888)
Stock issued under stock award plans	23,639	—	—	—	—
Stock compensation expense	—	652	—	—	652
Director stock compensation expense	—	447	—	—	447
Stock forfeitures	(6,561)	—	—	—	—
Cumulative effect of adoption of Accounting Standards Codification (“ASC”) 842 on retained earnings	—	—	68	—	68
Cash dividends paid ($1.05 per share)	—	—	(15,301)	—	(15,301)
Balance at December 31, 2022	17,241,926	$219,543	$46,736	$(13,454)	$252,825
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2022 and 2021
(in thousands)

	2022	2021
Cash flows from operating activities:
Net income	$44,801	$42,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,700	1,700
Loans originated for sale	(60,173)	(48,169)
Gain on sale of loans	(2,934)	(4,082)
Proceeds from sale of loans	53,691	43,024
Net gain on sale of securities available-for-sale	(5)	(724)
Earnings on BOLI	(412)	(237)
Stock compensation expense	652	594
Director stock compensation expense	447	846
Change in deferred loan fees	534	(1,689)
Amortization and accretion of security premiums and discounts	1,267	1,561
Amortization of subordinated notes issuance costs	122	66
Depreciation and amortization	649	607
Decrease in operating lease liability	(978)	—
Amortization of operating lease ROUA	987	—
Deferred tax provision	(1,942)	(4,001)
Extinguishment of redeemed subordinated note issuance costs	302	—
Net changes in:
Interest receivable and other assets	(5,096)	(3,050)
Interest payable and other liabilities	7,363	(230)
Net cash provided by operating activities	45,975	28,657
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	1,623	47,096
Maturities, prepayments, and calls of securities available-for-sale	15,523	18,732
Purchases of securities available-for-sale	(2,642)	(99,686)
Net change in time deposits in banks	4,615	9,241
Loan originations, net of repayments	(848,283)	(426,882)
Purchase of premises and equipment	(481)	(717)
Purchase of FHLB stock	(4,223)	(491)
Purchase of BOLI	(3,054)	(2,304)
Net cash used in investing activities	(836,922)	(455,011)
Cash flows from financing activities:
Net change in deposits	496,114	501,889
Proceeds from issuance of stock	—	111,243
FHLB advances	100,000	—
Cash dividends paid	(15,301)	(51,942)
Proceeds from subordinated note issuance	75,000	—
Subordinated note issuance costs	(1,454)	—
Subordinated note redemption	(28,750)	—
Net cash provided by financing activities	625,609	561,190
Net change in cash and cash equivalents	(165,338)	134,836
Cash and cash equivalents at beginning of period	425,329	290,493
Cash and cash equivalents at end of period	$259,991	$425,329
Supplemental disclosure of cash flow information:
Interest paid	$1,345	$4,505
Income taxes paid	$5,200	$10,450

Supplemental disclosure of noncash investing and financing activities:
Transfer from loans held for investment to loans held for sale	$10,671	$4,820
Unrealized loss on securities	$(18,291)	$(2,199)
Operating lease liabilities recorded in conjunction with adoption of ASC 842	$5,221	$—
ROUA recorded in conjunction with adoption of ASC 842	$4,974	$—
Cumulative effect of adoption of ASC 842 on retained earnings	$68	$—
Disposal of premises and equipment	$—	$515
Reclassification of retained deficit	$—	$4,321
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
The Company, through the Bank, provides a broad range of banking products and services to customers who are predominantly small and medium-sized businesses, professionals, and individuals primarily in the Northern California region. The Company's primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit, and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has seven branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, and Yuba City, and one loan production office in Sacramento.
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
Basis of Financial Statement Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), including Accounting Standards Updates (“ASU”) and the rules and regulations of the SEC, including the instructions to Regulation S-X.
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
Securities Available-for-Sale
Available-for-sale securities consist of bonds, notes, and debentures not classified as trading securities or held-to-maturity securities. Securities are classified as available-for-sale if the Company intends and has the ability to hold those securities for a period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined based on the cost of specific securities sold, are included in earnings. Premiums are amortized over the life of the security or, if a callable bond, over the earliest call date, and discounts are accreted over the life of the related investment security as an adjustment to interest income using the effective interest method. Interest income is recognized when earned.
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
Loan fees, net of certain direct costs of origination, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. During the years ended December 31, 2022 and 2021, salaries and employee benefits totaling $6,155,000 and $5,198,000, respectively, were deferred as loan origination costs.

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
In conjunction with the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as well as the revised interagency guidance issued in April 2020, the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised),” banks have been provided the option, for loans meeting specific criteria, to temporarily suspend certain requirements under GAAP related to TDRs for a limited time to account for the effects of COVID-19. As a result, the Company has not recognized eligible COVID-19 loan modifications as TDRs. The CARES Act, as amended by the Consolidated Appropriations Act, specified that COVID-19-related loan modifications executed between March 1, 2020 and the earlier of: (i) 60 days after the date of termination of the national emergency declared by the President; and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, loans qualifying for these modifications are not required to be reported as delinquent, non-accrual, impaired, or criticized solely as a result of a COVID-19-related loan modification.
Federal Home Loan Bank Stock
Federal Home Loan Bank stock represents the Company’s investment in the stock of the Federal Home Loan Bank of San Francisco (“FHLB”) and is carried at par value. While technically these are considered equity securities, there is no market for FHLB stock. Therefore, the shares are considered as other investment securities.
Management periodically evaluates FHLB stock for OTTI. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (i) the significance of any decline in net assets of the FHLB, as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (iv) the liquidity position of the FHLB. Both cash and stock dividends are reported as non-interest income.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using a straight-line basis. The normal estimated lives used in determining depreciation are as follows:

Equipment	3 - 12 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	5 - 15 years
Automobiles	3 - 5 years

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
Other Real Estate
Real estate properties acquired through, or in lieu of, loan foreclosure, are classified as other real estate owned (“OREO”), are to be sold, and are initially recorded at fair value of the property at the date of foreclosure less estimated selling costs. Any write-downs in value are recorded against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed, and any revisions in the estimate of fair value are reported as adjustments to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure. Subsequent valuation adjustments are recognized as OREO write-downs. Revenues and expenses incurred from OREO property management are recorded in non-interest income and non-interest expense, respectively. During 2022 and 2021, the Bank did not foreclose on any loans.
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
Leases
The Company records an ROUA on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company records a lease liability on the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is the lessee of real estate property for branches and operations. The Company elected not to include short-term leases (i.e., leases with initial terms of 12 months or less) within the ROUA and lease liability.
Equity Investments
Equity investments with readily determinable fair values are carried at fair value, with changes in fair value reported in net income. Equity investments without readily determinable fair values are carried at cost, less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for the identical or similar investment.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Transfers of Financial Assets
Transfers of an entire financial asset, a group of financial assets, or a participating interest in an entire financial asset are accounted for as sales when control has been relinquished. Control is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of more than trivial conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Included in the loan portfolio are loans guaranteed by the Small Business Administration (the “SBA”), the Farm Service Agency, the Federal Agriculture Mortgage Corporation, and the United States Department of Agriculture, of which the guaranteed portion is expected to be sold in the secondary market in exchange for a one-time premium. At the time the guaranteed portion of the loan is sold, the unguaranteed portion and related right to service the entire loan is retained with the Company, to earn future servicing income. The loans held for sale are accounted for at the lower of cost or fair value, using the aggregate method. Government-guaranteed loans held for sale totaled $9,416,000 and $10,671,000 at December 31, 2022 and 2021, respectively.
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
Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and financial standby letters of credit issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
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
As a result of the termination of S Corporation status, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized in net income in the year ended December 31, 2022.

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
Earnings Per Common Share (“EPS”)
Basic EPS is net income divided by the weighted average number of common shares outstanding during the period less average unvested RSAs. Diluted EPS includes the dilutive effect of additional potential common shares related to unvested RSAs using the treasury stock method. During the years ended December 31, 2022 and 2021, there were no outstanding stock options. The Company has two forms of outstanding common stock: common stock and unvested RSAs. Following the Company’s IPO, holders of unvested RSAs receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings; therefore the RSAs are considered participating securities. However, under the two-class method, the difference in EPS is not significant for these participating securities.

(in thousands, except share and per share data)	2022	2021
Net income	$44,801	$42,441
Weighted average basic common shares outstanding	17,128,282	14,972,637
Add: Dilutive effects of assumed vesting of restricted stock	37,328	22,576
Weighted average diluted common shares outstanding	17,165,610	14,995,213
Income per common share:
Basic EPS	$2.61	$2.83
Diluted EPS	$2.61	$2.83
Anti-dilutive shares, which are excluded from the dilutive EPS calculation, were deemed to be immaterial.
For the year ended December 31, 2021, pro forma EPS is calculated by applying an effective tax rate of 19.80%, which is the actual effective tax rate, excluding the effects of the discrete deferred tax adjustment of $4,638,000, as discussed in Note 11, Income Taxes. For the year ended December 31, 2022, pro forma EPS is actual EPS, given that the Company was

a C Corporation for the entirety of the year. The following reconciliation table provides a detailed calculation of pro forma EPS:

(in thousands, except share and per share data)	2022	2021
Net income before provision for income taxes - GAAP	$62,858	$47,148
Less: Actual/pro forma provision for income taxes	18,057	9,335
Actual/pro forma net income	44,801	37,813
Weighted average basic common shares outstanding	17,128,282	14,972,637
Add: Dilutive effects of assumed vesting of restricted stock	37,328	22,576
Weighted average diluted common shares outstanding	17,165,610	14,995,213
Income per common share:
Basic EPS	$2.61	$2.53
Diluted EPS	$2.61	$2.52
Subordinated Notes
The subordinated notes are recorded at par with related debt issuance costs reported as a direct reduction from the carrying amount. Issuance costs are amortized over the remaining maturity of the notes and reflected in interest expense.
Fair Value of Financial Instruments
The consolidated financial statements include various estimated fair value information as of December 31, 2022 and 2021. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions, and are subject to change.
Fair Value Measurements
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company bases the fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives, if any, are recorded at fair value on a recurring basis.
Additionally, from time to time, the Company may be required to record certain assets at fair value on a non-recurring basis, such as loans held for sale, certain collateral dependent impaired loans held for investment, and held-to-maturity securities that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or fair value accounting.
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
Subsequent Events
The Company has evaluated events and transactions subsequent to December 31, 2022 for recognition or disclosure. Additional detail can be found in Note 19, Subsequent Events.
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
On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. The CECL model will apply to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The Company will adopt this standard using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The Company currently intends to phase the impact of Topic 326 into regulatory capital over three years in accordance with a final ruling effective April 2019 adopted by the Federal Reserve and other U.S. banking agencies.
Accounting Standards Issued But Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of ASC 848 and clarifies its guidance, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The amendments in these ASUs may be elected as of March 12, 2020 through December 31, 2022. LIBOR administrators have indicated that certain LIBOR settings will continue to be published through June 30, 2023. An entity may choose to elect the amendments in these updates at an interim period subsequent to March 12, 2020, with adoption methods varying based on transaction type. In December 2022, the FASB issued ASU No. 2022-06, which defers from December 31, 2022 to December 31, 2024 when an entity can no longer apply relief in Topic 848. This was done as the relief permitted until December 31, 2022 would not cover the period until June 30, 2023 when certain LIBOR settings would continue to be published through. The Company has not elected to apply these amendments; however, the Company is assessing the applicability of these ASUs and continues to monitor guidance for reference rate reform from the FASB and its impact on the Company’s consolidated financial statements.

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
A summary of the amortized cost and fair value related to securities held-to-maturity as of December 31, 2022 and 2021 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
2022
Obligations of states and political subdivisions	3,756	—	(324)	3,432
Total held-to-maturity	$3,756	$—	$(324)	$3,432
2021
Obligations of states and political subdivisions	4,946	251	—	5,197
Total held-to-maturity	$4,946	$251	$—	$5,197
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
A summary of the amortized cost and fair value related to securities available-for-sale as of December 31, 2022 and 2021 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
2022
U.S. government agencies	$14,317	$81	$(225)	$14,173
Mortgage-backed securities	73,111	1	(11,841)	61,271
Obligations of states and political subdivisions	45,223	21	(6,818)	38,426
Collateralized mortgage obligations	436	—	(41)	395
Corporate bonds	2,000	—	(277)	1,723
Total available-for-sale	$135,087	$103	$(19,202)	$115,988
2021
U.S. government agencies	$19,824	$60	$(202)	$19,682
Mortgage-backed securities	82,517	94	(1,098)	81,513
Obligations of states and political subdivisions	44,732	525	(120)	45,137
Collateralized mortgage obligations	537	3	—	540
Corporate bonds	2,000	—	(65)	1,935
Total available-for-sale	$149,610	$682	$(1,485)	$148,807

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2022 and 2021 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	2022				2021
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$417	$381	$501	$501	$491	$516	$—	$—
After one but within five years	1,015	927	—	—	951	999	507	522
After five years through ten years	1,470	1,343	5,320	4,761	3,504	3,682	3,697	3,748
After ten years	854	781	39,402	33,164	—	—	40,528	40,867
Investment securities not due at a single maturity date:
U.S. government agencies	—	—	14,317	14,173	—	—	19,824	19,682
Mortgage-backed securities	—	—	73,111	61,271	—	—	82,517	81,513
Collateralized mortgage obligations	—	—	436	395	—	—	537	540
Corporate bonds	—	—	2,000	1,723	—	—	2,000	1,935
Total	$3,756	$3,432	$135,087	$115,988	$4,946	$5,197	$149,610	$148,807

Sales proceeds of investment securities and gross realized gains and/or losses are shown in the following table:

(in thousands)	2022	2021
Available-for-sale:
Sales proceeds	$1,623	$47,096
Gross realized gains	5	724
Pledged investment securities are shown in the following table:

(in thousands)	2022	2021
Pledged to the State of California:
Securing deposits of public funds and borrowings	$40,465	$63,363
Total pledged investment securities	$40,465	$63,363
The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2022 and 2021:

(in thousands)	< 12 continuous months		12 continuous months or more		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2022
U.S. government agencies	$3,090	$(125)	$8,392	$(100)	$11,482	$(225)
Mortgage-backed securities	4,360	(470)	56,908	(11,371)	61,268	(11,841)
Obligations of states and political subdivisions	24,707	(4,097)	11,670	(2,721)	36,377	(6,818)
Collateralized mortgage obligations	395	(41)	—	—	395	(41)
Corporate bonds	—	—	1,723	(277)	1,723	(277)
Total temporarily impaired securities	$32,552	$(4,733)	$78,693	$(14,469)	$111,245	$(19,202)
2021
U.S. government agencies	$—	$—	$13,399	$(202)	$13,399	$(202)
Mortgage-backed securities	73,972	(1,046)	1,400	(52)	75,372	(1,098)
Obligations of states and political subdivisions	14,014	(112)	407	(8)	14,421	(120)
Corporate bonds	1,935	(65)	—	—	1,935	(65)
Total temporarily impaired securities	$89,921	$(1,223)	$15,206	$(262)	$105,127	$(1,485)
There were 152 and 91 available-for-sale securities in unrealized loss positions at December 31, 2022 and 2021, respectively. As of December 31, 2022, the investment portfolio included 62 investment securities that had been in a continuous loss position for twelve months or more and 90 investment securities that had been in a loss position for less than twelve months.
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

There was one held-to-maturity security in a continuous unrealized loss position at December 31, 2022. This security was in an unrealized loss position for less than twelve months. There were no held-to-maturity securities in a continuous loss position for more than twelve months.
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
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $10,890,000 and $6,723,000 of FHLB stock at December 31, 2022 and 2021, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, cash dividends received on FHLB capital stock in the amount of $546,000 and $372,000, respectively, were recorded as non-interest income on the consolidated statements of income.
Note 4: Loans and Allowance for Loan Losses
The following table presents the balance of each major product type within the Company’s portfolio as of the dates indicated.

(in thousands)	2022	2021
Real estate:
Commercial	$2,394,674	$1,586,232
Commercial land and development	7,477	7,376
Commercial construction	88,669	54,214
Residential construction	6,693	7,388
Residential	24,230	28,562
Farmland	52,478	54,805
Commercial:
Secured	165,186	137,062
Unsecured	25,431	21,136
Paycheck Protection Program (“PPP”)	—	22,124
Consumer and other	28,628	17,167
Subtotal	2,793,466	1,936,066
Less: Net deferred loan fees	2,140	1,606
Less: Allowance for loan losses	28,389	23,243
Loans held for investment, net of allowance for loan losses	$2,762,937	$1,911,217
Allowance for Loan Losses
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Bank has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: commercial, real estate, and consumer. The Company further subdivides these segments into classes based on the associated risks within those segments. Commercial loans are divided into the following two classes: secured and unsecured loans. Real estate loans are divided into the following six classes: commercial real estate, commercial land and development, commercial construction, residential construction, residential real estate, and farmland. For each class of loans, management exercises significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment.
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
CARES Act and PPP Loans
Pursuant to the CARES Act, which was passed in March 2020, the Company funded over 1,500 loans to eligible small businesses and non-profit organizations who participated in the PPP administered by the SBA. PPP loans have terms of two or five years and earn interest at 1.00%. In addition, the Bank received a fee of 1.00% to 5.00% from the SBA depending on the loan amount, which was netted with loan origination costs and amortized into interest income under the effective yield method over the contractual life of the loan. The recognition of fees and costs is accelerated when the loan is forgiven by the SBA and/or paid off prior to maturity. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if they meet the requirements of the program. There were no PPP loans outstanding at December 31, 2022. The balance of PPP loans at December 31, 2021 was $22,124,000.
The CARES Act also required the SBA to make payments on new and existing 7(a) loans for up to six months. These were not deferments but rather full payments of principal and interest that the borrower will not be responsible for in the future. As of December 31, 2022 and 2021, the principal outstanding on loans that received one or more of these payments under the CARES Act was $1,649,000 and $46,601,000, respectively.
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
Concentrations
The Company’s customers are primarily located in the Greater Sacramento and North Valley regions of California. As of December 31, 2022, approximately 92% of the Company’s loans were real estate related, 7% were commercial, and 1% were consumer.
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
The following table summarizes the credit quality indicators related to the Company’s loans by class as of December 31, 2022:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$2,379,766	$14,802	$106	$—	$2,394,674
Commercial land and development	7,477	—	—	—	7,477
Commercial construction	82,769	5,900	—	—	88,669
Residential construction	6,693	—	—	—	6,693
Residential	24,055	—	175	—	24,230
Farmland	52,478	—	—	—	52,478
Commercial:
Secured	163,879	1,184	123	—	165,186
Unsecured	25,431	—	—	—	25,431
Consumer	28,602	—	26	—	28,628
Total	$2,771,150	$21,886	$430	$—	$2,793,466
The following table summarizes the credit quality indicators related to the Company’s loans by class as of December 31, 2021:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
Real estate:
Commercial	$1,575,006	$1,970	$9,256	$—	$1,586,232
Commercial land and development	7,376	—	—	—	7,376
Commercial construction	48,288	5,926	—	—	54,214
Residential construction	7,388	—	—	—	7,388
Residential	28,384	—	178	—	28,562
Farmland	54,805	—	—	—	54,805
Commercial:
Secured	135,131	751	1,180	—	137,062
Unsecured	21,136	—	—	—	21,136
PPP	22,124	—	—	—	22,124
Consumer	17,167	—	—	—	17,167
Total	$1,916,805	$8,647	$10,614	$—	$1,936,066
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

The age analysis of past due loans by class as of December 31, 2022 consisted of the following:

(in thousands)	Past Due
	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$2,394,674	$2,394,674
Commercial land and development	—	—	—	7,477	7,477
Commercial construction	—	—	—	88,669	88,669
Residential construction	—	—	—	6,693	6,693
Residential	—	—	—	24,230	24,230
Farmland	—	—	—	52,478	52,478
Commercial:
Secured	—	—	—	165,186	165,186
Unsecured	—	—	—	25,431	25,431
Consumer and other	194	—	194	28,434	28,628
Total	$194	$—	$194	$2,793,272	$2,793,466
There were no loans between 60-89 days past due, nor any loans greater than 90 days past due and still accruing as of December 31, 2022.
The age analysis of past due loans by class as of December 31, 2021 consisted of the following:

(in thousands)	Past Due
	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$1,586,232	$1,586,232
Commercial land and development	—	—	—	7,376	7,376
Commercial construction	—	—	—	54,214	54,214
Residential construction	—	—	—	7,388	7,388
Residential	—	—	—	28,562	28,562
Farmland	—	—	—	54,805	54,805
Commercial:
Secured	—	—	—	137,062	137,062
Unsecured	—	—	—	21,136	21,136
PPP	—	—	—	22,124	22,124
Consumer and other	334	—	334	16,833	17,167
Total	$334	$—	$334	$1,935,732	$1,936,066
There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of December 31, 2021.

Impaired Loans
Information related to impaired loans as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022			December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Commercial	$106	$106	$—	$122	$122	$—
Residential	175	175	—	178	178	—
Commercial:
Secured	—	—	—	116	116	—
	281	281	—	416	416	—

With an allowance recorded:
Commercial:
Secured	123	123	123	172	172	172
	123	123	123	172	172	172

Total by category:
Real estate:
Commercial	106	106	—	122	122	—
Residential	175	175	—	178	178	—
Commercial:
Secured	123	123	123	288	288	172
Total impaired loans	$404	$404	$123	$588	$588	$172
At December 31, 2022, one collateral dependent loan was in the process of foreclosure: a commercial term loan secured by a single family residence with an unpaid principal balance of $175,000 and no related allowance. No collateral dependent loans were in process of foreclosure at December 31, 2021. In addition, the weighted average loan-to-value of impaired, collateral dependent loans was approximately 82.42% and 70.67% at December 31, 2022 and 2021, respectively.

Information related to impaired loans for the years ended December 31, 2022 and 2021 consisted of the following:

	Years ended December 31,
	2022		2021
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial	$113	$—	$129	$—
Residential	176	—	181	—
Commercial:
Secured	28	—	120	—
Consumer and other	8	—	—	—
	325	—	430	—

With an allowance recorded:
Commercial:
Secured	348	—	78	—
Consumer and other	2	—	9	—
	350	—	87	—

Total by category:
Real estate:
Commercial	113	—	129	—
Residential	176	—	181	—
Commercial:
Secured	376	—	198	—
Consumer and other	10	—	9	—
Total impaired loans	$675	$—	$517	$—
Non-accrual loans, segregated by class, are as follows as of December 31, 2022 and 2021:

(in thousands)	2022	2021
Real estate:
Commercial	$106	$122
Residential	175	178
Commercial:
Secured	123	288
Total non-accrual loans	$404	$588
The amount of foregone interest income related to non-accrual loans was $39,000 and $33,000 for the years ended December 31, 2022 and 2021, respectively.
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
There was one loan outstanding with a TDR designation at December 31, 2022: a nonaccrual, commercial secured loan which had not defaulted with an outstanding balance of $29,000 and reserves covering the amount of the outstanding balance. There were no loans outstanding with a TDR designation at December 31, 2021.
The CARES Act, as amended, specified that to be eligible not to be considered a TDR, a loan modification must be: (i) related to the COVID-19 pandemic; (ii) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (iii) executed between March 1, 2020 and the earlier of: (i) 60 days after the date of termination of the federal national emergency; or (ii) January 1, 2022. The Company elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated TDRs under existing GAAP. As of December 31, 2022, no borrowing relationships were continuing to benefit from payment relief. The Company accrued and recognized interest income on loans under payment relief based on the original contractual interest rates. When payments resumed at the end of the relief period, the payments were generally applied to accrued interest due until accrued interest was fully paid.
The following table discloses activity in the allowance for loan losses for the year ended December 31, 2022.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$12,869	$—	$—	$6,347	$19,216
Commercial land and development	50	—	—	4	54
Commercial construction	371	—	—	274	645
Residential construction	50	—	—	(1)	49
Residential	192	—	—	(17)	175
Farmland	645	—	—	(1)	644
Commercial:
Secured	6,859	(1,690)	204	1,725	7,098
Unsecured	207	(2)	—	(89)	116
PPP	—	(21)	21	—	—
Consumer and other	889	(906)	840	(476)	347
Unallocated	1,111	—	—	(1,066)	45
Total	$23,243	$(2,619)	$1,065	$6,700	$28,389

The following table discloses activity in the allowance for loan losses for the year ended December 31, 2021.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$9,358	$—	$—	$3,511	$12,869
Commercial land and development	77	—	—	(27)	50
Commercial construction	821	—	—	(450)	371
Residential construction	87	—	—	(37)	50
Residential	220	—	—	(28)	192
Farmland	615	—	—	30	645
Commercial:
Secured	9,476	(822)	263	(2,058)	6,859
Unsecured	179	—	—	28	207
Consumer and other	632	(321)	234	344	889
Unallocated	724	—	—	387	1,111
Total	$22,189	$(1,143)	$497	$1,700	$23,243
The following table summarizes the allocation of the allowance for loan losses by impairment methodology as of December 31, 2022.

	Ending allowance balance allocated to:			Ending balance of:
(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate:
Commercial	$—	$19,216	$19,216	$106	$2,394,568	$2,394,674
Commercial land and development	—	54	54	—	7,477	7,477
Commercial construction	—	645	645	—	88,669	88,669
Residential construction	—	49	49	—	6,693	6,693
Residential	—	175	175	175	24,055	24,230
Farmland	—	644	644	—	52,478	52,478
Commercial:
Secured	123	6,975	7,098	123	165,063	165,186
Unsecured	—	116	116	—	25,431	25,431
Consumer and other	—	347	347	—	28,628	28,628
Unallocated	—	45	45	—	—	—
Total	$123	$28,266	$28,389	$404	$2,793,062	$2,793,466

The following table summarizes the allocation of the allowance for loan losses by impairment methodology as of December 31, 2021.

	Ending allowance balance allocated to:			Ending balance of:
(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total loans
Real estate:
Commercial	$—	$12,869	$12,869	$122	$1,586,110	$1,586,232
Commercial land and development	—	50	50	—	7,376	7,376
Commercial construction	—	371	371	—	54,214	54,214
Residential construction	—	50	50	—	7,388	7,388
Residential	—	192	192	178	28,384	28,562
Farmland	—	645	645	—	54,805	54,805
Commercial:
Secured	172	6,687	6,859	288	136,774	137,062
Unsecured	—	207	207	—	21,136	21,136
PPP	—	—	—	—	22,124	22,124
Consumer and other	—	889	889	—	17,167	17,167
Unallocated	—	1,111	1,111	—	—	—
Total	$172	$23,071	$23,243	$588	$1,935,478	$1,936,066
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,627,056,000 and $941,160,000 at December 31, 2022 and 2021, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $41,934,000 and $33,391,000 at December 31, 2022 and 2021, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 9, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Note 5: Premises and Equipment, Net
Premises and equipment, net, were as follows as of December 31, 2022 and 2021:

(in thousands)	2022	2021
Furniture, fixtures, and equipment	$3,762	$3,314
Tenant improvements	1,994	1,973
	5,756	5,287
Less: Accumulated depreciation and amortization	4,151	3,514
Premises and equipment, net	$1,605	$1,773
Depreciation expense for occupancy, furniture, fixtures, and equipment was $649,000 and $607,000 for the years ended December 31, 2022 and 2021, respectively.
Note 6: Bank-owned Life Insurance
The Company owns life insurance policies on the lives of certain current and former officers designated by the board of directors to fund our employee benefit programs. Death benefits provided under the specific terms of these insurance policies are estimated to be $32,931,000 at December 31, 2022. The benefits to employees’ beneficiaries are limited to each employee’s active service period. The investment in BOLI policies is reported at their cash surrender value, net of surrender charges, of $14,669,000 and $11,203,000 at December 31, 2022 and 2021, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies, net of mortality costs and other fees. Income of $412,000 and $237,000 was recognized on these life insurance policies for the years ended December 31, 2022 and 2021, respectively.
Note 7: Interest Receivable and Other Assets
Interest receivable and other assets consisted of the following as of December 31, 2022 and 2021:

(in thousands)	2022	2021
Interest receivable	$7,454	$5,332
Equity investments	5,680	5,741
Servicing assets	2,286	2,215
Other assets	18,657	8,340
	$34,077	$21,628
Servicing assets represent the assets related to servicing loans for others, including collecting payments, maintaining escrow accounts, disbursing payments to investors, and conducting foreclosure proceedings. The Company serviced loans with unpaid principal balances of $192,880,000 and $194,649,000 as of December 31, 2022 and 2021, respectively, on behalf of others.
Note 8: Interest-Bearing Deposits
Interest-bearing deposits consisted of the following as of December 31, 2022 and 2021:

(in thousands)	2022	2021
Interest-bearing transaction accounts	$240,131	$278,406
Savings accounts	154,581	88,536
Money market accounts	1,073,532	912,558
Time accounts, $250 or more	198,159	77,868
Other time accounts	144,355	26,404
Total interest-bearing deposits	$1,810,758	$1,383,772
Time deposits totaled $342,514,000 and $104,272,000 as of December 31, 2022 and 2021, respectively. There were $124,993,000 of brokered time deposits as of December 31, 2022 and no brokered time deposits as of December 31, 2021. As of December 31, 2022, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2023	$339,306
2024	1,797
2025	100
2026	1,311
2027	—
Total time deposits	$342,514
Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at December 31, 2022 and 2021. The composition of network deposits as of December 31, 2022 and 2021 was as follows:

(in thousands)	2022	2021
CDARS	$13,248	$22,411
ICS	272,719	307,636
Total network deposits	$285,967	$330,047
Interest expense recognized on interest-bearing deposits for the years ended December 31, 2022 and 2021 consisted of the following:

(in thousands)	2022	2021
Interest-bearing transaction accounts	$425	$155
Savings accounts	376	74
Money market accounts	6,477	1,797
Time accounts, $250 or more	2,804	42
Other time accounts	841	131
Total interest expense on interest-bearing deposits	$10,923	$2,199
Note 9: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75,000,000 of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19,250,000 was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of previously existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Secured Overnight Financing Rate plus 329.0 basis points (8.03% as of December 31, 2022) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
On November 5, 2022, the Company exercised its right of redemption on subordinated notes issued in two series: $3,750,000 aggregate principal amount originally issued in 2019, and $25,000,000 aggregate principal amount originally issued in 2017. On December 15, 2022, the subordinated notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the subordinated note purchase agreements applicable to each series. Remaining unamortized deferred financing costs associated with such notes were expensed and included in other operating expenses on the consolidated statements of income.
The subordinated notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. Debt issuance costs incurred in conjunction with the notes were $1,454,000, of which $61,000 has been amortized through December 31, 2022. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At December 31, 2022 and 2021, the Company’s subordinated debt carrying value was $73,606,000 and $28,386,000, respectively.
Other borrowings: The Company has an agreement with the FHLB that granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $1,002,838,000 at December 31, 2022 and $696,285,000 at December 31, 2021. At December 31, 2022, the Company had outstanding borrowings of $100,000,000 and no borrowings outstanding at December 31, 2021. As of December 31, 2022 and 2021, the Company had letters of credit issued on its behalf totaling $686,500,000 and $420,500,000, respectively, as discussed below.
As of December 31, 2022, letters of credit totaling $206,500,000 were pledged to secure State of California deposits and $480,000,000 were pledged to secure local agency deposits. As of December 31, 2021, letters of credit totaling $80,500,000 were pledged to secure State of California deposits and $340,000,000 were pledged to secure local agency deposits. The letters of credit issued and outstanding borrowings reduced the Company’s available borrowing capacity to $216,338,000 and $275,785,000 as of December 31, 2022 and 2021, respectively.
At December 31, 2022, the Company had seven unsecured federal funds lines of credit totaling $190,000,000 with seven of its correspondent banks, respectively. At December 31, 2021, the Company had five unsecured federal funds lines of credit totaling $150,000,000 with five of its correspondent banks, respectively. There were no amounts outstanding at December 31, 2022 and 2021.
At December 31, 2022 and 2021, the Company had the ability to borrow from the Federal Reserve Discount Window. At December 31, 2022 and 2021, the borrowing capacity under this arrangement was $21,868,000 and $16,999,000, respectively. There were no amounts outstanding at December 31, 2022 and 2021. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios.
Note 10: 401(k) Benefit Plan
A 401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the lesser of 80% of compensation or the annually adjusted IRS dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The expense related to matching employees’ contributions for 2022 and 2021 was $634,000 and $593,000, respectively.
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
The provision for income tax for the years ended December 31, 2022 and 2021 differs from the statutory federal rate of 21.00% due to the following items, which relate primarily to the Company’s conversion from an S Corporation to a C Corporation for the year ended December 31, 2021:

(in thousands)	2022	2021
Statutory U.S. federal income tax	$13,200	$9,901
Increase (decrease) resulting from:
Benefit of S Corporation status	—	(4,884)
State taxes	5,381	4,045
Deferred tax asset adjustment	—	(4,638)
Other	(524)	283
Provision for income taxes	$18,057	$4,707
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

The components of the consolidated provision for income taxes are as follows:

(in thousands)	2022	2021
Current tax expense
Federal	$13,167	$6,178
State	6,837	2,530
	20,004	8,708
Deferred tax benefit
Federal	(1,762)	(3,561)
State	(185)	(440)
	(1,947)	(4,001)
Provision for income taxes	$18,057	$4,707
Deferred tax assets and liabilities were due to the following as of December 31, 2022 and 2021:

(in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$9,039	$7,398
Supplemental employee retirement plan	507	521
Gain on available-for-sale assets	152	151
Net unrealized loss on securities available-for-sale	5,647	237
State tax	1,044	—
Right of use liability	1,351	—
Other	749	562
	18,489	8,869
Deferred tax liabilities:
Deferred loan fees	(4,006)	(2,927)
State tax	—	(379)
Depreciation	(405)	(419)
ROUA	(1,268)	—
Other	(537)	(228)
	(6,216)	(3,953)
Net deferred tax asset	$12,273	$4,916
No deferred tax asset valuation allowance was established during 2022 or 2021, as management believes it is more likely than not the Company will realize the benefits of these deductible differences as of December 31, 2022 and 2021.
No unrecognized tax benefits were outstanding as of December 31, 2022 or 2021. The Company files tax returns in the U.S. federal and California state jurisdictions. The Company is no longer subject to examinations for federal and state tax purposes for the years before 2018 and 2017, respectively.
There were no interest or penalties in 2022 and 2021. It is the Company’s policy to record such accruals in its income taxes accounts.
During 2021, the Company paid approximately $26,967,000 to shareholders of record as of May 3, 2021, for the Accumulated Adjustments Account (“AAA”) payout under the Company’s Tax Sharing Agreement. The AAA represents previously taxed, but undistributed, earnings. Upon completion of the 2022 tax return, the Company paid $4,953,000 on March 17, 2022 to shareholders of record as of May 3, 2021, which covered the remaining amount in the AAA account.

Note 12: Related Party Transactions
During the normal course of business, the Company may enter into transactions with related parties, including directors, executive officers, principal shareholders, and their businesses or affiliates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. The following is a summary of loans to related parties in 2022 and 2021:

(in thousands)	2022	2021
Beginning balance	$9,418	$2,048
New loans or advances	340	7,828
Repayments	(3,146)	(458)
Transfers out[1]	(362)	—
Ending balance	$6,250	$9,418
1As a result of a change in employment with the Company, a loan balance belonging to a previously related party was transferred out of the classification of related party loans. The change was not the result of any disagreement with the Company or due to any matter relating to its operations, policies, or practices.
At December 31, 2022 and 2021, deposits from related parties (directors, executive officers, and principal shareholders) totaled $51,960,000 and $32,410,000, respectively. Property management fees totaling $1,000 and $12,000 in 2022 and 2021, respectively, were paid to an entity owned by certain members of the Company’s board of directors.
The Company leases a loan production office from a partnership comprised of certain shareholders and members of the board of directors, which is further described in Note 15, Commitments and Contingencies.
Note 13: Equity Incentive Plan
In April 2021, the Company’s board of directors and shareholders approved the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, and other stock-based awards that the Compensation Committee determines are consistent with the purpose of the Equity Incentive Plan and the interests of the Company. Awards may be granted to the Company’s executives and other key employees, directors, and other service providers, and are designed to align the interests of the Equity Incentive Plan’s participants with the interests of our shareholders. The stock options granted under the Equity Incentive Plan may be either non-statutory stock options or incentive stock options. There were no stock options outstanding at December 31, 2022 or 2021, respectively.
The total number of shares of our common stock reserved and available for grant and issuance pursuant to the Equity Incentive Plan will not exceed 1,700,000 shares, less RSAs granted, plus any RSAs that become available upon forfeiture. Each of these shares may be issued as an incentive stock option. At December 31, 2022, 1,519,826 shares remained available for issuance pursuant to grant awards under the Plan. The Equity Incentive Plan does not contain an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.
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
Non-cash stock compensation expense recognized for the years ended December 31, 2022 and 2021 was $1,099,000 and $1,440,000, respectively.
In 2022, the Company granted as compensation to members of the board of directors a total of 15,156 shares scheduled to vest monthly in equal installments over one year contingent on continued service. In 2021, the Company granted a total of 41,640 fully vested shares to members of the board of directors as compensation for their service.
As of December 31, 2022, there was approximately $1,642,000 of unrecognized compensation expense related to the 96,826 unvested restricted shares. Additionally, as of December 31, 2022, the weighed-average term remaining on the unvested restricted shares was 3.53 years. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s consolidated statements of income for the years ended December 31, 2022 and 2021 was immaterial.
The following table summarizes information about unvested restricted shares:

	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	127,751	$19.95	11,568	$21.25
Shares granted	23,639	28.29	174,347	19.97
Shares vested	(48,003)	23.07	(53,642)	20.35
Shares forfeited	(6,561)	21.29	(4,522)	19.33
End of the period balance	96,826	$20.34	127,751	$19.95
Note 14: Shareholders’ Equity
Dividends
During the year ended December 31, 2022, the Company declared cash dividends on its common shares totaling $15,301,000. Of those total dividends, during 2022, $4,953,000 was paid out for certain shareholders affected by the Company's termination of its S corporation status. This distribution was for the remaining balance on the Company's federal AAA for previously taxed, but undistributed, earnings.
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

(in thousands)	2022	2021
Commercial lines of credit	$147,021	$137,354
Undisbursed construction loans	80,726	46,584
Undisbursed commercial real estate loans	88,066	47,793
Agricultural lines of credit	10,399	9,955
Undisbursed agricultural real estate loans	1,068	3,427
Other	1,868	3,764
Total commitments and standby letters of credit	$329,148	$248,877
The Company records an allowance for loan losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for loan losses on unfunded commitments totaled $125,000 and $100,000 as of December 31, 2022 and 2021, respectively, which is recorded in interest payable and other liabilities in the consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 91.84% of the Company’s loan portfolio at December 31, 2022 and 89.31% of the Company’s loan portfolio at December 31, 2021. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At December 31, 2022, the Company had 90 deposit relationships that exceeded $5,000,000 each, totaling $1,804,400,000, or approximately 64.86% of total deposits. The Company’s largest single deposit relationship at December 31, 2022 totaled $180,000,000, or approximately 6.47% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by the Company’s large depositors.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $16,163,000 and $147,219,000 at December 31, 2022 and 2021, respectively.
Leases
The Company leases office space for its banking operations under non-cancelable operating leases of various terms. The leases expire at dates through 2032 and provide for renewal options from less than one to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. One of the leases provides for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, while the remaining leases include predefined rental increases over the term of the lease.
The Company has a sublease agreement for space adjacent to the Redding location. The sublease has renewal terms extended to December 31, 2023.
The Company leases its Sacramento loan production office from a partnership comprised of certain shareholders and members of the Company's board of directors. The Sacramento loan production office lease extends through April 2023. Additionally, the Company leased its Natomas branch from the same partnership of related parties until July 13, 2021, at which time ownership of the property was transferred to an unrelated third-party landlord. Rent expense paid to the partnership was $30,000 and $140,000 for the years ended December 31, 2022 and 2021, respectively, under these leases.

The Company adopted ASU 2016-02, Leases (Topic 842) as of January 1, 2022, which requires the Company to record an ROUA on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability on the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is the lessee of real estate property for branches and operations. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, if any, such as changes in the Consumer Price Index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes, and insurance were unknown and not determinable at lease commencement and, therefore, were not included in the determination of the Company’s ROUA and lease liability.

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

As of December 31, 2022, the Company's ROUA and lease liability were $3,981,000 and $4,243,000, respectively.

The following table presents the components of lease expense for the year ended December 31, 2022:

(in thousands)	Twelve months ended December 31, 2022
Operating lease expense	$1,129
Sublease income	(21)
Total lease expense	$1,108

Prior to the adoption of ASU 2016-02, rent expense under operating leases was $1,064,000 for the year ended December 31, 2021, partially offset by rent income of $21,000 during the same period.

The following table presents the weighted average operating lease term and discount rate at December 31, 2022:

December 31, 2022
Weighted average remaining lease term (in years)	5.38 years
Weighted average discount rate	2.18%

The following table shows the future minimum lease payments under the Company’s operating lease arrangements as of December 31, 2022.

(in thousands)	December 31, 2022
2023	$1,009
2024	984
2025	767
2026	665
2027	324
Thereafter	784
Total expected operating lease payments	4,533
Discount for present value of expected cash flows	(290)
Lease liability at December 31, 2022	$4,243
Prior to the adoption of ASC 842, the Company accounted for operating leases under ASC 840. For comparability purposes in the year of adoption, undiscounted future minimum lease payments under the predecessor standard of ASC 840 as of December 31, 2021 are provided below.

(in thousands)	December 31, 2021
2022	$1,025
2023	978
2024	951
2025	733
2026	604
Thereafter	1,094
Total minimum lease payments	$5,385
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
The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are generally not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the below table) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, we had been operating under the Small Bank Holding Company Policy Statement, which provides an exemption from the Board of Governors of the Federal Reserve System’s generally applicable risk-based capital ratio and leverage ratio requirements. Because the Company's total consolidated assets exceeded the $3.0 billion threshold as of

September 30, 2022, the Company is no longer subject to this policy statement and its capital adequacy will be evaluated relative to the Federal Reserve's generally applicable capital requirements. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. The Company's total consolidated assets were not in excess of $3.0 billion as of June 30, 2022, and so the Company has accordingly prepared and filed financial reports with the Federal Reserve as a small bank holding company. If the Company's total consolidated assets remain in excess of $3.0 billion as of June 30, 2023, starting in March 2024, the Company will cease filing financial reports with the Federal Reserve as though it were a small holding company.
The Company and Bank are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00% (a minimum of 4.50% plus a capital conservation buffer of 2.50%), a Tier 1 capital to risk-weighted assets ratio of at least 8.50% (a minimum of 6.00% plus a capital conservation buffer of 2.50%), a total capital to risk-weighted assets ratio of at least 10.50% (a minimum of 8.00% plus a capital conservation buffer of 2.50%), and a Tier 1 leverage ratio of at least 4.00%. Management believes that, as of December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2022, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the below table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The principal source of cash for the Company is dividends from the Bank. Dividends from the Bank to the Company are restricted under California law to the lesser of: (i) the Bank’s retained earnings; or (ii) the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period. As of December 31, 2022 and 2021, the maximum amount available for dividend distribution under this restriction was approximately $33,867,000 and $15,464,000, respectively. If a proposed dividend exceeds the limit, the Bank may still pay a dividend to the Holding Company if it obtains approval from the California Department of Financial Protection and Innovation and the dividend does not exceed the greater of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2022 and 2021 are presented in the following tables. As of December 31, 2022 and 2021, Bancorp's Tier 2 capital included subordinated debt, which was not included at the bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital (to risk-weighted assets)	$366,113	12.46%	$235,065	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$176,191	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$132,144	4.50%	N/A	N/A
Tier 1 leverage	$263,993	8.60%	$122,788	4.00%	N/A	N/A
December 31, 2021
Total capital (to risk-weighted assets)	$285,128	13.98%	$163,177	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$122,382	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$233,397	11.44%	$91,787	4.50%	N/A	N/A
Tier 1 leverage	$233,397	9.47%	$98,600	4.00%	N/A	N/A

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital (to risk-weighted assets)	$356,301	12.14%	$234,795	8.00%	$293,494	10.00%
Tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$176,072	6.00%	$234,763	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$132,054	4.50%	$190,745	6.50%
Tier 1 leverage	$327,788	10.69%	$122,652	4.00%	$153,315	5.00%
December 31, 2021
Total capital (to risk-weighted assets)	$279,152	13.69%	$163,078	8.00%	$203,848	10.00%
Tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$122,309	6.00%	$163,078	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$255,807	12.55%	$91,731	4.50%	$132,501	6.50%
Tier 1 leverage	$255,807	10.38%	$98,555	4.00%	$123,193	5.00%

[1]
Prior to September 30, 2022, Bancorp operated under the Small Bank Holding Company Policy Statement and therefore, was not subject to Basel III capital adequacy requirements. The listed capital adequacy ratios exclude capital conservation buffers.

Note 17: Fair Value of Assets and Liabilities
The following table summarizes the Company’s assets and liabilities that were carried at fair value on a recurring basis.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
2022
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$115,988	$—	$115,988	$—	OCI
Derivatives – interest rate swap	16	—	16	—	NI
Liabilities:
Derivatives – interest rate swap	16	—	16	—	NI

2021
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, and collateralized mortgage obligations	$148,807	$—	$148,807	$—	OCI
Derivatives – interest rate swap	92	—	92	—	NI
Liabilities:
Derivatives – interest rate swap	92	—	92	—	NI
1Other comprehensive income (“OCI”) or net income (“NI”).
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of December 31, 2022 and 2021, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and OREO. As of December 31, 2022 and 2021, the Company did not carry any assets measured at fair value on a non-recurring basis.
Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments as of December 31, 2022 and 2021. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.
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

(in thousands)	December 31, 2022			December 31, 2021
	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$259,991	$259,991	Level 1	$425,329	$425,329	Level 1
Time deposits in banks	9,849	9,849	Level 1	14,464	14,464	Level 1
Securities available-for-sale	115,988	115,988	Level 2	148,807	148,807	Level 2
Securities held-to-maturity	3,756	3,432	Level 3	4,946	5,197	Level 3
Loans held for sale	9,416	9,785	Level 2	10,671	11,217	Level 2
Loans held for investment, net of allowance for loan losses	2,762,937	2,570,176	Level 3	1,911,217	1,893,431	Level 3
FHLB stock and other investments	16,570	N/A	N/A	12,464	N/A	N/A
Interest receivable	7,454	7,454	Level 2	5,332	5,332	Level 2
Interest rate swap	16	16	Level 2	92	92	Level 2
Financial liabilities:
Deposits	2,782,004	2,562,600	Level 2	2,285,890	2,210,555	Level 2
Interest payable	1,568	1,568	Level 2	23	23	Level 2
Interest rate swap	16	16	Level 2	92	92	Level 2
Subordinated notes	73,606	72,273	Level 3	28,386	28,386	Level 3

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2022 and 2021:
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
Note 18: Parent Company Only Condensed Financial Information
CONDENSED BALANCE SHEETS
December 31, 2022 and 2021
(In thousands)

	2022	2021
ASSETS
Cash and cash equivalents	$8,688	$5,636
Investment in banking subsidiary	316,620	257,456
Other assets	3,090	922
Total assets	$328,398	$264,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes and other liabilities	$75,573	$28,968
Shareholders’ equity	252,825	235,046
Total liabilities and shareholders’ equity	$328,398	$264,014

CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2022 and 2021
(In thousands)

	2022	2021
Dividends from banking subsidiary	$16,301	$27,630
Interest expense	3,740	1,773
Other expense	2,836	3,559
Income before income tax and undistributed banking subsidiary income	9,725	22,298
Income tax benefit	2,094	812
Equity in undistributed banking subsidiary income	32,982	19,331
Net income	$44,801	$42,441
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2022 and 2021
(In thousands)

	2022	2021
Cash flows from operating activities:
Net income	$44,801	$42,441
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	652	594
Director stock compensation expense	447	846
Equity in undistributed banking subsidiary income	(32,984)	(19,331)
Amortization of subordinated notes issuance costs	122	66
Extinguishment of redeemed subordinated note issuance costs	302	—
Change in other assets	(2,168)	(631)
Change in accrued expenses and other liabilities	1,385	(405)
Net cash provided by operating activities	12,557	23,580
Cash flows from investing activities:
Investment in subsidiary	(39,000)	(80,800)
Net cash used in investing activities	(39,000)	(80,800)
Cash flows from financing activities:
Proceeds from sale of stock	—	111,243
Cash dividends paid	(15,301)	(51,942)
Proceeds from subordinated note issuance	75,000	—
Subordinated note issuance costs	(1,454)	—
Subordinated note redemption	(28,750)	—
Net cash provided by financing activities	29,495	59,301
Net change in cash and cash equivalents	3,052	2,081
Cash and cash equivalents at beginning of period	5,636	3,555
Cash and cash equivalents at end of period	$8,688	$5,636
Note 19: Subsequent Events
On January 19, 2023, the board of directors declared a $0.15 per common share dividend for shareholders of record as of February 6, 2023, which was paid on February 13, 2023 in the amount of $2,589,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating and implementing its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, such controls.
Attestation Report of the Independent Registered Public Accounting Firm
Not applicable for an emerging growth company.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
For information relating to the Company’s board of directors, the section entitled “Items to be Voted on by Shareholders —Item 1 —Election of Directors” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Executive Officers
For information relating to officers of the Company, the section entitled “Information About Our Executive Officers” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Delinquent Section 16(a) Reports
For information regarding compliance with Delinquent Section 16(a) Reports, the section entitled “Stock Information —Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Disclosure of Code of Conduct
For information concerning the Company’s Code of Conduct, the information contained under the section entitled “Corporate Governance —Code of Conduct” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Conduct is available to shareholders on the Company’s investor relations website at https://investors.fivestarbank.com/corporate-governance/governance-overview.
Nominating and Audit Committees
For information regarding the Company’s Nominating and Audit Committees, their composition, and the audit committee financial experts, the section entitled “Corporate Governance —Board Committees” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Item 11. Executive Compensation
For information regarding executive compensation, the sections entitled “Executive Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section entitled “Stock Information —Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.
Security Ownership of Management
Information required by this item is incorporated herein by reference to the section entitled “Stock Information —Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants, and rights under all the Company’s equity compensation plans as of December 31, 2022.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	—	$—	1,519,826
Equity compensation not approved by shareholders	—	—	—
Total	—	$—	1,519,826
1Plan approved by shareholders is the Five Star Bancorp 2021 Equity Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section entitled “Other Information —Transactions with Related Parties” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Director Independence
For information regarding director independence, the section entitled “Corporate Governance —Director Independence” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
For information regarding the principal accountant fees and expenses, the section entitled “Item 2 —Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)The financial statements required in response to this item are incorporated herein by reference from Part II, Item 8 of this Annual Report on Form 10-K.
(2)All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Five Star Bancorp	10-Q	001-40379	3.1	June 17, 2021
3.2	Amended and Restated Bylaws of Five Star Bancorp	10-Q	001-40379	3.2	August 11, 2022
4.1	Form of Common Stock Certificate of Five Star Bancorp	S-1	333-255143	4.1	April 26, 2021
4.2	Form of 6.0% Fixed-to-Floating Rate Subordinated Note Due 2032	8-K	001-40379	Exhibit A of 10.1	August 17, 2022
4.3	Description of Securities	10-K	001-40379	4.4	February 25, 2022
10.1†	Form of S Corporation Termination and Tax Sharing Agreement	S-1	333-255143	10.1	April 9, 2021
10.2*	Five Star Bancorp 2021 Equity Incentive Plan	S-1	333-255143	10.4	April 26, 2021
10.3*	Form of Restricted Stock Vesting Agreement pursuant to Historical Incentive Plan	S-1	333-255143	10.5	April 9, 2021
10.4	Form of Restricted Stock Vesting Agreement for Executives pursuant to the Five Star Bancorp 2021 Equity Incentive Plan	10-K	001-40379	10.4	February 25, 2022
10.5	Form of Restricted Stock Vesting Agreement for Directors pursuant to the Five Star Bancorp 2021 Equity Incentive Plan	10-K	001-40379	10.5	February 25, 2022
10.6	Form of Subordinated Note Purchase Agreement for 6.0% Fixed-to-Floating Rate Subordinated Notes Due 2032	8-K	001-40379	10.1	August 17, 2022
10.7*	Executive Employment Agreement, effective January 3, 2022, between Five Star Bank and James Beckwith	10-Q	001-40379	10.1	May 12, 2022
10.8*	Five Star Bank Salary Continuation Agreement, dated September 1, 2007, as amended, between Five Star Bank and James Beckwith	10-Q	001-40379	Exhibit A of 10.1	May 12, 2022
21.1	Subsidiaries of the Registrant					Filed
23.1	Consent of Moss Adams LLP					Filed

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed
101	Inline XBRL Interactive Data	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)	Filed
†Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*Management contract or compensatory plan, contract, or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR BANCORP

Dated: February 24, 2023	/s/ James E. Beckwith
James E. Beckwith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E. Beckwith	President and Chief Executive Officer and Director	February 24, 2023
James E. Beckwith	(Principal Executive Officer)

/s/ Heather C. Luck	Senior Vice President and Chief Financial Officer	February 24, 2023
Heather C. Luck	(Principal Financial and Accounting Officer)

/s/ David J. Lucchetti	Chair of the Board and Director	February 24, 2023
David J. Lucchetti

/s/ Robert T. Perry-Smith	Vice Chair of the Board and Director	February 24, 2023
Robert T. Perry-Smith

/s/ Larry E. Allbaugh	Director	February 24, 2023
Larry E. Allbaugh

/s/ Shannon Deary-Bell	Director	February 24, 2023
Shannon Deary-Bell

/s/ Warren P. Kashiwagi	Director	February 24, 2023
Warren P. Kashiwagi

/s/ Donna L. Lucas	Director	February 24, 2023
Donna L. Lucas

/s/ David F. Nickum	Director	February 24, 2023
David F. Nickum

/s/ Kevin F. Ramos	Director	February 24, 2023
Kevin F. Ramos

/s/ Randall E. Reynoso	Director	February 24, 2023
Randall E. Reynoso

/s/ Judson T. Riggs	Director	February 24, 2023
Judson T. Riggs

/s/ Leigh A. White	Director	February 24, 2023
Leigh A. White