Form 10-Q
period 2023-03-31
FIVE STAR BANCORP
filed 2023-05-10
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 001-40379
FIVE STAR BANCORP
(Exact name of Registrant as specified in its charter)

California	75-3100966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3100 Zinfandel Drive, Suite 100 Rancho Cordova, CA 95670
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
Yes ☐ No ☒
As of May 5, 2023, there were 17,258,737 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
March 31, 2023

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from financial institutions	$26,556	$32,561
Interest-bearing deposits in banks	321,383	227,430
Cash and cash equivalents	347,939	259,991
Time deposits in banks	9,617	9,849
Securities available-for-sale, at fair value	115,140	115,988
Securities held-to-maturity, at amortized cost (fair value of $3,323 and $3,432 at March 31, 2023 and December 31, 2022, respectively)	3,514	3,756
Loans held for sale	11,315	9,416
Loans held for investment	2,869,848	2,791,326
Allowance for credit losses - loans	(34,172)	(28,389)
Loans held for investment, net of allowance for credit losses	2,835,676	2,762,937
FHLB stock	10,890	10,890
Operating leases, right-of-use asset, net	5,175	3,981
Premises and equipment, net	1,677	1,605
Bank-owned life insurance	16,771	14,669
Interest receivable and other assets	39,594	34,077
Total assets	$3,397,308	$3,227,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$836,673	$971,246
Interest-bearing	2,083,733	1,810,758
Total deposits	2,920,406	2,782,004
Borrowings:
FHLB advances	120,000	100,000
Subordinated debt, net	73,640	73,606
Operating lease liability	5,433	4,243
Interest payable and other liabilities	17,173	14,481
Total liabilities	3,136,652	2,974,334
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,258,904 shares issued and outstanding at March 31, 2023; 17,241,926 shares issued and outstanding at December 31, 2022	219,785	219,543
Retained earnings	52,817	46,736
Accumulated other comprehensive loss, net	(11,946)	(13,454)
Total shareholders’ equity	260,656	252,825
Total liabilities and shareholders’ equity	$3,397,308	$3,227,159
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Interest and fee income:
Loans, including fees	$37,494	$22,112
Taxable securities	466	390
Nontaxable securities	184	177
Interest-bearing deposits in other banks	2,167	192
Total interest and fee income	40,311	22,871

Interest expense:
Deposits	9,378	545
FHLB advances	624	—
Subordinated debt	1,161	443
Total interest expense	11,163	988

Net interest income	29,148	21,883
Provision for credit losses	900	950
Net interest income after provision for credit losses	28,248	20,933

Non-interest income:
Service charges on deposit accounts	117	108
Net gain on sale of securities available-for-sale	—	5
Gain on sale of loans	598	918
Loan-related fees	308	596
FHLB stock dividends	193	102
Earnings on BOLI	102	90
Other	53	345
Total non-interest income	1,371	2,164

Non-interest expense:
Salaries and employee benefits	6,618	5,675
Occupancy and equipment	523	520
Data processing and software	872	716
FDIC insurance	402	165
Professional services	631	554
Advertising and promotional	418	344
Loan-related expenses	255	278
Other operating expenses	1,399	1,323
Total non-interest expense	11,118	9,575

Income before provision for income taxes	18,501	13,522

Provision for income taxes	5,340	3,660

Net income	$13,161	$9,862

Basic earnings per common share	$0.77	$0.58
Diluted earnings per common share	$0.77	$0.58
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$13,161	$9,862

Unrealized gain (loss) on securities:
Net unrealized holding gain (loss) on securities available-for-sale during the period	2,140	(9,438)
Reclassification adjustment for net realized gains included in net income	—	(5)
Income tax expense (benefit) related to items of other comprehensive income	632	(2,791)
Other comprehensive income (loss)	1,508	(6,652)

Total comprehensive income	$14,669	$3,210
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2021	17,224,848	$218,444	$17,168	$(566)	$235,046
Cumulative effect of adoption of ASC 842 on retained earnings	—	—	68	—	68
Net income	—	—	9,862	—	9,862
Other comprehensive loss	—	—	—	(6,652)	(6,652)
Stock issued under stock award plans, net	22,201	—	—	—	—
Stock compensation expense	—	277	—	—	277
Stock forfeitures	(850)	—	—	—	—
Cash dividends paid ($0.60 per share)	—	—	(7,540)	—	(7,540)
Balance at March 31, 2022	17,246,199	$218,721	$19,558	$(7,218)	$231,061

Balance at December 31, 2022	17,241,926	$219,543	$46,736	$(13,454)	$252,825
Cumulative effect of adoption of ASC 326 on retained earnings	—	—	(4,491)	—	(4,491)
Net income	—	—	13,161	—	13,161
Other comprehensive income	—	—	—	1,508	1,508
Stock issued under stock award plans, net	16,978	—	—	—	—
Stock compensation expense	—	242	—	—	242
Cash dividends paid ($0.15 per share)	—	—	(2,589)	—	(2,589)
Balance at March 31, 2023	17,258,904	$219,785	$52,817	$(11,946)	$260,656
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$13,161	$9,862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	900	950
Depreciation and amortization	419	411
Amortization of deferred loan fees and costs	(36)	(365)
Amortization of premiums and discounts on securities	313	358
Amortization of subordinated debt issuance costs	34	17
Stock compensation expense	242	277
Earnings on BOLI	(102)	(90)
Deferred tax provision	62	(2,777)
Loans originated for sale	(24,006)	(21,173)
Gain on sale of loans	(598)	(918)
Proceeds from sale of loans	13,289	11,705
Net gain on sale of securities available-for-sale	—	(5)
Decrease in operating lease liability	(233)	(234)
Net changes in:
Interest receivable and other assets	(4,331)	1,880
Interest payable and other liabilities	1,580	3,588
Net cash provided by operating activities	694	3,486
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	1,623
Maturities, prepayments, and calls of securities available-for-sale	2,899	4,731
Purchases of securities available-for-sale	—	(1,642)
Net change in time deposits in banks	232	—
Loan originations, net of repayments	(69,450)	(134,951)
Purchase of premises and equipment	(240)	(224)
Purchase of BOLI	(2,000)	(3,050)
Net cash used in investing activities	(68,559)	(133,513)
Cash flows from financing activities:
Net change in deposits	138,402	217,202
FHLB advances	20,000	—
Cash dividends paid	(2,589)	(7,540)
Net cash provided by financing activities	155,813	209,662
Net change in cash and cash equivalents	87,948	79,635
Cash and cash equivalents at beginning of period	259,991	425,329
Cash and cash equivalents at end of period	$347,939	$504,964

Supplemental disclosure of cash flow information:
Interest paid	$471	$932
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	9,416	10,671
Unrealized gain (loss) on securities	2,140	(9,438)
Operating lease liabilities recorded in conjunction with adoption of ASC 842	—	5,221
Operating lease liabilities exchanged for ROUAs	1,423	—
ROUA recorded in conjunction with adoption of ASC 842	—	4,974
ROUA acquired	(1,444)	—
Cumulative effect of adoption of ASC 842 on retained earnings	—	68
Cumulative effect of adoption of ASC 326 on retained earnings	(4,491)	—
See accompanying notes to the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1: Basis of Presentation and Summary of Significant Accounting Policies
(a) Organization
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
The Company, through the Bank, provides financial services to customers who are predominately small and middle-market businesses, professionals, and individuals residing in the Northern California region. The Company’s primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit, and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has seven branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, and Yuba City, and one loan production office in Sacramento.
(b) Basis of Financial Statement Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) ASC and the rules and regulations of the SEC, including the instructions to Regulation S-X. These interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), which was filed with the SEC on February 24, 2023.
The unaudited consolidated financial statements include Five Star Bancorp and its wholly owned subsidiary, Five Star Bank. All significant intercompany transactions and balances are eliminated in consolidation.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2023.
The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.
Certain amounts reported in previous consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect previously reported amounts of net income, total assets, or total shareholders’ equity.
(c) Segments
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
(d) Emerging Growth Company
The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies. The Company will remain an Emerging Growth Company for five years after its IPO date, unless one of the following occurs: (i) total annual gross revenues are $1.235 billion or more; (ii) the Company issues more than $1 billion in non-convertible debt; or (iii) the Company becomes a large accelerated filer with a public float of more than $0.7 billion.
(e) Significant Accounting Policies
The Company’s significant accounting policies are included in Note 1, Basis of Presentation on the 2022 Annual Report on Form 10-K. There have been no changes to these significant accounting policies during the first three months of 2023 other than adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326”) as discussed below in this Note, which impacted the following policies:
Allowance for Credit Losses (“ACL”)
The ACL is a valuation account that offsets the amortized cost basis of loans receivable and certain other financial assets, including unfunded loan commitments and held-to-maturity debt securities. Under ASC 326, amortized cost basis is the basis on which the ACL is determined. Amortized cost basis on loans receivable is principal outstanding, net of any purchase premiums and discounts, and net of any deferred loan fees and costs.
Credit losses are charged off when management believes that the collectability of at least some portion of outstanding principal is unlikely. These charge-offs are recorded as a reversal to, thereby reducing, the allowance for credit losses. Subsequent recoveries of previously charged-off amounts, if any, are recorded as a provision to, thereby increasing, the allowance for credit losses. The allowance for credit losses is maintained at a level to absorb expected credit losses over the contractual life, including consideration of prepayments. Determining the adequacy of the allowance is complex and requires judgments that are inherently subjective, as it requires estimates that are susceptible to revision as additional information becomes available. While the Company has determined an allowance for credit losses it considers appropriate, there can be no assurance that the allowance will be sufficient to absorb future losses.
The Company’s process for determining expected lifetime credit losses entails a loan-level, model-based approach and considers a broad range of information, including historical loss experience, current conditions, and reasonable and supportable forecasts. Credit loss is estimated for all loans. Accordingly, the Company has stratified the full loan population into segments sharing similar characteristics to perform the evaluation of the credit loss collectively. The Company can also further stratify loans of similar types, risk attributes, and methods for credit risk monitoring.
The Company has determined pools based primarily on regulatory reporting codes as the loans within each pool share similar risk characteristics and there is sufficient historical peer loss data from the Federal Financial Institutions Examination Council to provide statistically meaningful support in the models developed. The Company further stratified the C&I portfolio into traditional C&I loans and SBA loans, as the loans in these pools have different repayment structures and credit risk characteristics. The Company also stratified C&I loans and consumer loans that do not require reserves as the Company has third party agreements in place to cover loan losses. The Company has identified the following pools subject to an estimate of credit loss: (1) 1-4 Family Construction; (2) Other Construction; (3) Farmland; (4) Revolving Secured by 1-4 Family; (5) Residential Secured by First Liens; (6) Residential Secured by Junior Liens; (7) Multifamily; (8) CRE Owner Occupied; (9) CRE Non-Owner Occupied; (10) Agriculture; (11) C&I; (12) C&I SBA; (13) Consumer; and (14) Municipal.
The Company has determined, given its limited loss experience, that peer data and other external data to support loss history provides the best basis for its assessment of expected credit losses. The Company believes that the use of peer loss data from 2008 to 2019 presents loss histories that appropriately reflect a full economic cycle, reflects asset-specific risk characteristics at each pool level identified, and includes a historical look-back period that is objective and reflective of future expected credit losses. Loss data from 2020 to 2021 was excluded from the data set to exclude pandemic-related data in the models.
The method for determining the estimate of lifetime credit losses includes, among other things, the following main components: (1) the use of Probability of Default (“PD”) and Loss Given Default (“LGD”) assumptions under a Discounted Cash Flow model; (2) a multi-scenario macroeconomic forecast; (3) an initial and reasonable and supportable forecast period of one year for all loan segments; and (4) a reversion period of one year using a linear transition method to historical loss rates.

Given the inherent limitations of a quantitative-only model, qualitative adjustments are included to factor in data points not captured from a quantitative analysis alone.
Qualitative criteria that can be considered includes, among other things, the following:
•Concentrations – the existence and effect of any concentrations of credit, and changes in the level of such concentrations;
•Volume – changes in the nature and volume of the portfolio and in the terms of the loans;
•Economic – changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
•Policy – changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•Quality – changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; and
•External – the effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s loan portfolio.
Management reviews current information on a quarterly basis to assess the forecasted future economic impact for purposes of evaluating the adequacy of the ACL. The forecasted direction and magnitude of change with respect to future economic conditions is then assessed against the estimate in the model. Any changes resulting from the quarterly assessment are recorded in “Provision for credit losses” in the unaudited consolidated statements of income.
Accrued Interest
Accrued interest receivable is excluded from amortized cost of all financial instrument types and included in “Interest receivable and other assets” in the unaudited consolidated balance sheets. Accrued interest receivable is not subject to an estimate for credit loss as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. When a loan is placed on non-accrual status, which occurs within 90 days of a borrower becoming delinquent, interest previously accrued but not collected is reversed against current period income.
Individually Assessed Loans
If an individual loan’s characteristics have deteriorated to below a range of the overall pool, the loan would be individually assessed. Individually assessed loans are measured for credit loss based on one of the following methods: (1) present value of future expected cash flows, discounted at the loan’s effective interest rate; (2) amount by which carrying value of the loan exceeds the loan’s observable market price; or (3) the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. The Company applies the practical expedient and defines collateral dependent loans as those where the borrower is experiencing financial difficulty and on which payment is expected to be provided substantially through the operation or sale of the collateral.
Available-for-sale (“AFS”) Debt Securities
Unrealized credit losses are recognized through an allowance for credit losses instead of an adjustment to amortized cost basis, eliminating the other-than-temporary impairment concept. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not, that it will be required to sell, the security before recovery of amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For AFS debt securities that do not meet the above conditions, the Company evaluates at the individual security level whether the decrease in fair value has resulted from credit factors or non-credit factors. If assessment determines that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then a credit loss would be recognized, limited to the amount by which the fair value is less than the amortized cost basis. All other changes in fair value of an AFS debt security are recognized in other comprehensive income, net of applicable taxes. Changes in the allowance for credit losses, if any, are recognized as a provision for (or reversal of) credit losses. As of March 31, 2023, the Company’s portfolio of AFS debt securities is comprised primarily of debt, mortgage-backed securities, and collateralized mortgage obligations issued by the U.S. government, its agencies, or government-sponsored enterprises, which are either explicitly or implicitly guaranteed by the U.S. government. The remainder of the portfolio is primarily comprised of obligations of state and political subdivisions, which are generally rated as high grade. The history of minimal credit losses from these issuers indicates that expectation of non-payment of the amortized cost basis is zero. As such, the Company determined that the unrealized loss positions in AFS securities were not due to credit losses, but instead related to changes in interest rates and general market conditions and therefore, no credit loss expense was recognized.
Loan Commitments
Loan commitments not unconditionally cancellable are subject to an estimate of credit loss under the CECL model. The Company’s process for determining the estimate of credit loss on loan commitments is the same as it is on loans. Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Held-to-maturity Debt Securities
The Company’s process for determining the estimate of credit loss on held-to-maturity debt securities is substantially similar to what it is on loans, with segmenting not being applicable. As the amount of held-to-maturity debt securities that the Company carries is limited and given the determination that expected credit loss was immaterial, an immaterial amount was recognized in allowance for credit loss upon adoption and no credit loss expense was recorded for the three months ended March 31, 2023.
TDRs
In accordance with the adoption of ASC 326, which includes ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, accounting guidance for TDRs for creditors has been eliminated. New guidance with respect to recognition, measurement, and disclosures of loans for borrowers experiencing financial difficulties supersedes guidance on TDRs. As of March 31, 2023, the amount of loans modified for borrowers due to experiencing financial difficulties under criteria of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or term extension was immaterial.
(f) Recently Issued Accounting Standards
The following information reflects recent accounting standards that have been adopted or are pending adoption by the Company. The Company qualifies as an emerging growth company, and as such, has elected to use the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below indicate effective dates for the Company as an emerging growth company using the extended transition period.
Accounting Standards Adopted
On January 1, 2023, the Company adopted ASC 326, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under ASC 326, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The Company adopted this standard using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective for financial assets measured at amortized cost. For certain new disclosures required under ASC 326, such as credit quality indicators by year of origination, we have not restated comparative financial information before January 1, 2023 to conform under ASC 326. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature and reason for the change, which is solely due to adoption of ASC 326. On January 1, 2023, the Company also adopted ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which had no material impact.

The table that follows reflects the cumulative-effect adjustments the Company recorded on January 1, 2023 for the adoption of ASC 326:

	January 1, 2023
(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Post-ASC 326 Adoption
Assets:
Allowance for Credit Losses	$(28,389)	$(5,282)	$(33,671)
Deferred Tax Asset (Interest receivable and other assets)	12,273	1,883	14,156

Liabilities:
Reserve for Unfunded Commitments (Interest payable and other liabilities)	(125)	(1,092)	(1,217)

Shareholders’ Equity:
Retained Earnings	(46,736)	4,491	(42,245)
Accounting Standards Issued But Not Yet Adopted
For the fiscal year beginning January 1, 2023, there have been no new accounting standards issued but not yet adopted that are expected to be material to the Company.
Note 2: Fair Value of Assets and Liabilities
Fair Value Hierarchy and Fair Value Measurement
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

The following table summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
March 31, 2023
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$115,140	$—	$115,140	$—	OCI
Derivatives – interest rate swap	16	—	16	—	NI
Liabilities:
Derivatives – interest rate swap	16	—	16	—	NI

December 31, 2022
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$115,988	$—	$115,988	$—	OCI
Derivatives – interest rate swap	16	—	16	—	NI
Liabilities:
Derivatives – interest rate swap	16	—	16	—	NI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of March 31, 2023 and December 31, 2022, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of March 31, 2023 and December 31, 2022, the amount carried of assets measured at fair value on a non-recurring basis was immaterial to the Company.

Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments as of March 31, 2023 and December 31, 2022. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

	March 31, 2023			December 31, 2022
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$347,939	$347,939	Level 1	$259,991	$259,991	Level 1
Time deposits in banks	9,617	9,617	Level 1	9,849	9,849	Level 1
Securities available-for-sale	115,140	115,140	Level 2	115,988	115,988	Level 2
Securities held-to-maturity	3,514	3,323	Level 3	3,756	3,432	Level 3
Loans held for sale	11,315	12,500	Level 2	9,416	9,785	Level 2
Loans held for investment, net of allowance for credit losses	2,835,676	2,657,245	Level 3	2,762,937	2,570,176	Level 3
FHLB stock and other investments	17,652	N/A	N/A	16,570	N/A	N/A
Interest receivable	7,743	7,743	Level 2	7,454	7,454	Level 2
Interest rate swap	16	16	Level 2	16	16	Level 2
Financial liabilities:
Deposits	2,920,406	2,715,580	Level 2	2,782,004	2,562,600	Level 2
Interest payable	941	941	Level 2	1,568	1,568	Level 2
Interest rate swap	16	16	Level 2	16	16	Level 2
FHLB advances	120,000	120,000	Level 2	100,000	100,000	Level 2
Subordinated notes	73,640	72,326	Level 3	73,606	72,273	Level 3
The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at March 31, 2023 and December 31, 2022:
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
Loans held for investment, net of allowance for credit losses: For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, which use interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness without considering widening credit spreads due to market illiquidity, which approximates the exit price notion. The allowance for credit losses is considered to be a reasonable estimate of loan discount for credit quality concerns.
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
Subordinated notes: The fair value is estimated by discounting the future cash flow using the current three-month London Inter-Bank Offered Rate. The Company’s subordinated notes are not registered securities and were issued through private placements, resulting in a Level 3 classification. The notes are recorded at carrying value.
Note 3: Investment Securities
The Company’s investment securities portfolio includes obligations of states and political subdivisions, securities issued by U.S. federal government agencies such as the SBA, and securities issued by U.S. GSEs, such as FNMA, FHLMC, and FHLB. The Company also invests in residential and commercial mortgage-backed securities, collateralized mortgage obligations issued or guaranteed by government sponsored entities, and corporate bonds, as reflected in the following tables.
A summary of the amortized cost and fair value related to securities held-to-maturity as of March 31, 2023 and December 31, 2022 is presented below.

(in thousands)		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
March 31, 2023
Obligations of states and political subdivisions	$3,514	$—	$(191)	$3,323
Total held-to-maturity	$3,514	$—	$(191)	$3,323
December 31, 2022
Obligations of states and political subdivisions	$3,756	$—	$(324)	$3,432
Total held-to-maturity	$3,756	$—	$(324)	$3,432
For securities issued by states and political subdivisions, for purposes of evaluating whether to recognize credit loss expense, management considers: (i) issuer and/or guarantor credit ratings; (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity; (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities; (iv) internal credit review of the financial information; and (v) whether or not such securities have credit enhancements such as guarantees, contain a defeasance clause, or are pre-refunded by the issuers.
The Company adopted ASC 326 on January 1, 2023, which affects accounting of credit loss expense on held-to-maturity and available-for-sale securities. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 2, Fair Value of Assets and Liabilities, for further detail.

A summary of the amortized cost and fair value related to securities available-for-sale as of March 31, 2023 and December 31, 2022 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
March 31, 2023
U.S. government agencies	$13,211	$93	$(157)	$13,147
Mortgage-backed securities	71,880	—	(10,911)	60,969
Obligations of states and political subdivisions	44,590	25	(5,744)	38,871
Collateralized mortgage obligations	419	—	(35)	384
Corporate bonds	2,000	—	(231)	1,769
Total available-for-sale	$132,100	$118	$(17,078)	$115,140
December 31, 2022
U.S. government agencies	$14,317	$81	$(225)	$14,173
Mortgage-backed securities	73,111	1	(11,841)	61,271
Obligations of states and political subdivisions	45,223	21	(6,818)	38,426
Collateralized mortgage obligations	436	—	(41)	395
Corporate bonds	2,000	—	(277)	1,723
Total available-for-sale	$135,087	$103	$(19,202)	$115,988

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2023 and December 31, 2022 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	March 31, 2023				December 31, 2022
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$354	$334	$—	$—	$417	$381	$501	$501
After one but within five years	950	899	—	—	1,015	927	—	—
After five years through ten years	1,375	1,300	5,818	5,307	1,470	1,343	5,320	4,761
After ten years	835	790	38,772	33,564	854	781	39,402	33,164

Investment securities not due at a single maturity date:
U.S. government agencies	—	—	13,211	13,147	—	—	14,317	14,173
Mortgage-backed securities	—	—	71,880	60,969	—	—	73,111	61,271
Collateralized mortgage obligations	—	—	419	384	—	—	436	395
Corporate bonds	—	—	2,000	1,769	—	—	2,000	1,723
Total	$3,514	$3,323	$132,100	$115,140	$3,756	$3,432	$135,087	$115,988

Sales of investment securities and gross gains and losses are shown in the following table:

(in thousands)	For the three months ended
	March 31, 2023	March 31, 2022
Available-for-sale:
Sales proceeds	$—	$1,623
Gross realized gains	—	5
Pledged investment securities are shown in the following table:

(in thousands)	March 31, 2023	December 31, 2022
Pledged to:
The State of California, securing deposits of public funds and borrowings	$40,196	$40,465
The Federal Reserve Discount Window, increasing borrowing capacity	53,660	—
Total pledged investment securities	$93,856	$40,465
The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

	Less than 12 months		12 months or more		Total securities in a loss position
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2023
U.S. government agencies	$1,750	$(1)	$8,785	$(156)	$10,535	$(157)
Mortgage-backed securities	176	(3)	60,570	(10,908)	60,746	(10,911)
Obligations of states and political subdivisions	257	(11)	37,063	(5,733)	37,320	(5,744)
Collateralized mortgage obligations	—	—	384	(35)	384	(35)
Corporate bonds	—	—	1,769	(231)	1,769	(231)
	$2,183	$(15)	$108,571	$(17,063)	$110,754	$(17,078)

December 31, 2022
U.S. government agencies	$3,090	$(125)	$8,392	$(100)	$11,482	$(225)
Mortgage-backed securities	4,360	(470)	56,908	(11,371)	61,268	(11,841)
Obligations of states and political subdivisions	24,707	(4,097)	11,670	(2,721)	36,377	(6,818)
Collateralized mortgage obligations	395	(41)	—	—	395	(41)
Corporate bonds	—	—	1,723	(277)	1,723	(277)
	$32,552	$(4,733)	$78,693	$(14,469)	$111,245	$(19,202)
There were 151 and 152 available-for-sale securities in unrealized loss positions at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, the investment portfolio included 147 investment securities that had been in a continuous loss position for twelve months or more and four investment securities that had been in a loss position for less than twelve months.

There was one held-to-maturity security in a continuous unrealized loss position at March 31, 2023, which had been in a continuous loss position for more than twelve months.
Obligations issued or guaranteed by government agencies such as GNMA and the SBA or GSEs under conservatorship such as the FNMA and the FHLMC are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.
The Company’s investment in obligations of states and political subdivisions are deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $10.9 million and $10.9 million of FHLB stock at March 31, 2023 and December 31, 2022, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at March 31, 2023 and December 31, 2022. On February 22, 2023, the FHLB announced a cash dividend for the fourth quarter of 2022 at an annualized dividend rate of 7.00%, which was paid on March 10, 2023. Cash dividends received on FHLB capital stock amounted to $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and were recorded as non-interest income on the unaudited consolidated statements of income.

Note 4: Loans and Allowance for Credit Losses
The Company’s loan portfolio is its largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which the Company attempts to mitigate through strong underwriting practices. The following table presents the balance of each major product type within the Company’s portfolio as of the dates indicated.

(in thousands)	March 31, 2023	December 31, 2022
Real estate:
Commercial	$2,442,520	$2,394,674
Commercial land and development	15,475	7,477
Commercial construction	98,415	88,669
Residential construction	9,410	6,693
Residential	23,862	24,230
Farmland	51,616	52,478
Commercial:
Secured	173,500	165,186
Unsecured	24,776	25,431
Consumer and other	32,378	28,628
Subtotal	2,871,952	2,793,466
Less: Net deferred loan fees	2,104	2,140
Less: Allowance for credit losses	34,172	28,389
Loans held for investment, net of allowance for credit losses	$2,835,676	$2,762,937
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

The amortized cost basis of the Company’s loans by origination year, where origination is defined as the later of origination or renewal date, and credit quality indicator as of March 31, 2023 was as follows (disclosure not comparative due to adoption of ASC 326 on January 1, 2023 – refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for further details):

	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$72,905	$981,387	$725,336	$245,756	$131,860	$262,890	$2,966	$—	$2,423,100
Watch	—	2,500	—	7,044	—	5,734	1,393	—	16,671
Substandard	—	—	—	—	—	102	—	—	102
Doubtful	—	—	—	—	—	—	—	—	—
Total	72,905	983,887	725,336	252,800	131,860	268,726	4,359	—	2,439,873
Commercial land and development
Pass	8,376	4,553	1,296	187	—	1,019	—	—	15,431
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,376	4,553	1,296	187	—	1,019	—	—	15,431
Commercial construction
Pass	757	32,079	47,673	11,725	—	—	—	—	92,234
Watch	—	—	—	—	—	5,900	—	—	5,900
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	757	32,079	47,673	11,725	—	5,900	—	—	98,134
Residential construction
Pass	—	3,209	6,201	—	—	—	—	—	9,410
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	3,209	6,201	—	—	—	—	—	9,410
Residential
Pass	628	4,048	6,399	2,336	2,299	6,605	1,407	—	23,722
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	175	—	—	175
Doubtful	—	—	—	—	—	—	—	—	—
Total	628	4,048	6,399	2,336	2,299	6,780	1,407	—	23,897
Farmland
Pass	—	8,157	12,811	8,129	12,753	9,731	—	—	51,581
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	8,157	12,811	8,129	12,753	9,731	—	—	51,581
Commercial:
Secured
Pass	4,196	52,454	25,275	17,792	12,243	15,668	44,634	—	172,262
Watch	—	610	8	38	13	906	—	—	1,575
Substandard	—	—	—	—	56	62	—	—	118
Doubtful	—	—	—	—	—	—	—	—	—
Total	4,196	53,064	25,283	17,830	12,312	16,636	44,634	—	173,955

	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial:
Unsecured
Pass	4,243	3,362	4,560	4,965	2,680	67	4,953	—	24,830
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	4,243	3,362	4,560	4,965	2,680	67	4,953	—	24,830
Consumer and other
Pass	6,155	15,636	10,563	—	—	360	—	—	32,714
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	23	—	—	—	—	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total	6,155	15,659	10,563	—	—	360	—	—	32,737
Total
Pass	97,260	1,104,885	840,114	290,890	161,835	296,340	53,960	—	2,845,284
Watch	—	3,110	8	7,082	13	12,540	1,393	—	24,146
Substandard	—	23	—	—	56	339	—	—	418
Doubtful	—	—	—	—	—	—	—	—	—
Total	$97,260	$1,108,018	$840,122	$297,972	$161,904	$309,219	$55,353	$—	$2,869,848
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
The age analysis of past due loans by class as of March 31, 2023 consisted of the following:

(in thousands)	Past Due
	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$2,439,873	$2,439,873
Commercial land and development	—	—	—	15,431	15,431
Commercial construction	—	—	—	98,134	98,134
Residential construction	—	—	—	9,410	9,410
Residential	—	175	175	23,722	23,897
Farmland	—	—	—	51,581	51,581
Commercial:
Secured	46	—	46	173,909	173,955
Unsecured	—	—	—	24,830	24,830
Consumer and other	81	—	81	32,656	32,737
Total	$127	$175	$302	$2,869,546	$2,869,848
There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of March 31, 2023.

The age analysis of past due loans by class as of December 31, 2022 consisted of the following:

(in thousands)	Past Due		Total Past Due	Current	Total Loans Receivable
	30-89 Days	Greater Than 90 Days
Real estate:
Commercial	$—	$—	$—	$2,392,053	$2,392,053
Commercial land and development	—	—	—	7,447	7,447
Commercial construction	—	—	—	88,314	88,314
Residential construction	—	—	—	6,693	6,693
Residential	175	—	175	24,088	24,263
Farmland	—	—	—	52,446	52,446
Commercial:
Secured	—	—	—	165,609	165,609
Unsecured	—	—	—	25,488	25,488
Consumer and other	194	—	194	28,819	29,013
Total	$369	$—	$369	$2,790,957	$2,791,326
There were no loans between 60-89 days past due nor any loans greater than 90 days past due and still accruing as of December 31, 2022.
One collateral dependent loan was in process of foreclosure at March 31, 2023: a commercial term loan secured by a single family residence with an unpaid principal balance of $175.0 thousand and no related allowance.
Non-accrual loans, segregated by class, were as follows as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Real estate:
Commercial	$102	$106
Residential	175	175
Commercial:
Secured	118	123
Consumer and other	23	—
Total non-accrual loans	$418	$404
No interest income was recognized on non-accrual loans in the three months ended March 31, 2023 or March 31, 2022. Non-accrual real estate loans did not have an allowance for credit losses as of March 31, 2023. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $9.1 thousand for the three months ended March 31, 2023, compared to $18.3 thousand for the three months ended March 31, 2022.

Allowance for Credit Losses
The following table discloses activity in the allowance for credit losses for the three months ended March 31, 2023.

(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$19,216	$7,606	$—	$—	$24	$26,846
Commercial land and development	54	74	—	—	96	224
Commercial construction	645	882	—	—	(104)	1,423
Residential construction	49	81	—	—	43	173
Residential	175	3	—	—	1	179
Farmland	644	(396)	—	—	(31)	217
Commercial:
Secured	7,098	(3,060)	(488)	92	573	4,215
Unsecured	116	37	—	—	(3)	150
Consumer and other	347	80	(384)	401	(44)	400
Unallocated	45	(45)	—	—	345	345
Total	$28,389	$5,262	$(872)	$493	$900	$34,172
The following table discloses activity in the allowance for credit losses for the three months ended March 31, 2022.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$12,869	$—	$—	$999	$13,868
Commercial land and development	50	—	—	16	66
Commercial construction	371	—	—	59	430
Residential construction	50	—	—	(10)	40
Residential	192	—	—	16	208
Farmland	645	—	—	(34)	611
Commercial:
Secured	6,859	(309)	46	443	7,039
Unsecured	207	—	—	39	246
Consumer and other	889	(67)	41	225	1,088
Unallocated	1,111	—	—	(803)	308
Total	$23,243	$(376)	$87	$950	$23,904

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for the unfunded loan commitments are included in “Other operating expenses” in the unaudited consolidated statements of income.

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Balance at January 1	$125	$102
Effect of adoption of ASC 326	1,092	—
Balance at March 31	$1,217	$102
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.7 billion and $1.6 billion at March 31, 2023 and December 31, 2022, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $46.0 million and $41.9 million at March 31, 2023 and December 31, 2022, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 6, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Interest-bearing deposits consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Interest-bearing transaction accounts	$273,703	$240,131
Savings accounts	143,110	154,581
Money market accounts	1,294,350	1,073,532
Time accounts, $250 or more	229,040	198,159
Other time accounts	143,530	144,355
Total interest-bearing deposits	$2,083,733	$1,810,758
Time deposits totaled $372.6 million and $342.5 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2023	$331,773
2024	38,560
2025	916
2026	1,321
2027	—
Total time deposits	$372,570

Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at March 31, 2023 and December 31, 2022. The composition of network deposits as of March 31, 2023 and December 31, 2022 was as follows:

(in thousands)	March 31, 2023	December 31, 2022
CDARS	$13,046	$13,248
ICS	512,716	272,719
Total network deposits	$525,762	$285,967
Interest expense recognized on interest-bearing deposits for periods ended March 31, 2023 and 2022 consisted of the following:

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Interest-bearing transaction accounts	$430	$70
Savings accounts	545	25
Money market accounts	5,439	367
Time accounts, $250 or more	1,963	59
Other time accounts	1,001	24
Total interest expense on interest-bearing deposits	$9,378	$545
Note 6: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (8.18% as of March 31, 2023) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.1 million has been amortized as of March 31, 2023. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At March 31, 2023 and December 31, 2022, the Company’s subordinated debt outstanding was $73.6 million and $73.6 million, respectively.
Other borrowings: In 2005, and through an amendment in 2014, the Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $1.1 billion at March 31, 2023 and $1.0 billion at December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had $120.0 million and $100.0 million of outstanding borrowings, respectively. As of March 31, 2023 and December 31, 2022, the Company had letters of credit (“LCs”) issued on its behalf totaling $666.5 million and $686.5 million, respectively, as discussed below.
At March 31, 2023 and December 31, 2022, LCs totaling $186.5 million and $206.5 million, respectively, were pledged to secure State of California deposits, and LCs totaling $480.0 million and $480.0 million, respectively, were pledged to secure local agency deposits. The LCs issued reduced the Company’s available borrowing capacity to $278.1 million and $216.3 million as of March 31, 2023 and December 31, 2022, respectively.
At March 31, 2023 and December 31, 2022, the Company had seven unsecured federal funds lines of credit totaling $190.0 million with seven of its correspondent banks, respectively. There were no amounts outstanding at March 31, 2023 and December 31, 2022.
At March 31, 2023 and December 31, 2022, the Company had the ability to borrow from the Federal Reserve Discount Window. At March 31, 2023 and December 31, 2022, the borrowing capacity under this arrangement was $76.7 million and $21.9 million, respectively. There were no amounts outstanding at March 31, 2023 and December 31, 2022. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios and certain available-for-sale securities.
Note 7: Shareholders’ Equity
(a) EPS
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

	Three months ended
(in thousands, except share count and earnings per common share)	March 31, 2023	March 31, 2022
Net income	$13,161	$9,862
Weighted average basic common shares outstanding	17,150,174	17,102,508
Add: Dilutive effects of assumed vesting of restricted stock	44,710	62,011
Weighted average diluted common shares outstanding	17,194,884	17,164,519
Earnings per common share:
Basic EPS	$0.77	$0.58
Diluted EPS	$0.77	$0.58
The Company did not have any anti-dilutive shares at March 31, 2023 or March 31, 2022.
(b) Dividends
On January 19, 2023, the board of directors declared a $0.15 per common share dividend, totaling $2.6 million.
(c) Stock-Based Incentive Arrangement
The Company’s stock-based compensation consists of RSAs granted under its historical stock-based incentive arrangement (the “Historical Incentive Plan”) and RSAs issued under the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”). The Historical Incentive Plan consisted of RSAs for certain executive officers of the Company. The arrangement provided that these executive officers would receive shares of restricted common stock of the Company that vested over three years, with the number of shares granted based upon achieving certain performance objectives. These objectives included, but were not limited to, net income adjusted for the provision for credit losses, deposit growth, efficiency ratio, net interest margin, and asset quality. Compensation expense for RSAs granted under the Historical

Incentive Plan is recognized over the service period, which is equal to the vesting period of the shares based on the fair value of the shares at issue date.
In connection with its IPO in May 2021, the Company granted RSAs under the Equity Incentive Plan to employees, officers, executives, and non-employee directors. Shares granted to non-employee directors vested immediately upon grant, while shares granted to employees, officers, and executives vest ratably over three, five, or seven years (as defined in the respective agreements). Since the completion of the IPO, the Company has granted RSAs under the Equity Incentive Plan to executives and directors, which vest annually over three years and over one year, respectively. All RSAs were granted at the fair value of common stock at the time of the award. The RSAs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the service period.
Non-cash stock compensation expense recognized for the three months ended March 31, 2023 and 2022 was $0.2 million and $0.3 million, respectively.
At March 31, 2023 and 2022, there were 108,363 and 138,856 unvested restricted shares, respectively. As of March 31, 2023, there was approximately $1.9 million of unrecognized compensation expense related to the 108,363 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits are expected to be recognized over the the weighted average term remaining on the unvested restricted shares of 3.05 years as of March 31, 2023. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s unaudited consolidated statements of income for the three months ended March 31, 2023 and 2022 was immaterial.
The following table summarizes activity related to restricted shares for the periods indicated:

	For the three months ended March 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	96,826	$20.34	127,751	$19.95
Shares granted	16,978	28.52	22,201	28.50
Shares vested	(5,441)	24.28	(10,246)	24.85
Shares forfeited	—	—	(850)	20.00
End of the period balance	108,363	$21.43	138,856	$20.95
Note 8: Commitments and Contingencies
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
Off-balance sheet risk to loan loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance sheet instruments, including obtaining collateral at exercise of the commitment. The contractual amounts of unfunded loan commitments and standby letters of credit not reflected in the unaudited consolidated balance sheets were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Commercial lines of credit	$155,762	$147,021
Undisbursed commercial real estate loans	82,286	79,121
Undisbursed construction loans	70,599	80,726
Agricultural lines of credit	14,449	10,399
Undisbursed residential real estate loans	9,300	8,945
Undisbursed agricultural real estate loans	946	1,068
Other	1,734	1,868
Total commitments and standby letters of credit	$335,076	$329,148
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.2 million as of March 31, 2023 and $0.1 million as of December 31, 2022, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 91.61% of the Company’s loan portfolio at March 31, 2023 and 91.84% of the Company’s loan portfolio at December 31, 2022. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At March 31, 2023, the Company had 84 deposit relationships that exceeded $5.0 million each, totaling $1.9 billion, or approximately 64.32% of total deposits. The Company’s largest single deposit relationship at March 31, 2023 totaled $220.9 million, or approximately 7.56% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $22.0 million and $16.2 million at March 31, 2023 and December 31, 2022, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Note 9: Subsequent Events
On April 20, 2023, the Board of Directors of the Company authorized a cash dividend of $0.20 per common share, payable on May 15, 2023 to shareholders of record on May 8, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion presents management’s perspective on our results of operations and financial condition on a consolidated basis. However, because we conduct all of our material business operations through our bank subsidiary, Five Star Bank (the “Bank”), the discussion and analysis relates to activities primarily conducted by the Bank.
Management’s discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in the 2022 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2023. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.
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
•changes in market interest rates that affect the pricing of our loans and deposits, our net interest income, and our borrowers’ ability to repay loans;
•changes in the U.S. economy, including an economic slowdown, inflation, deflation, housing prices, employment levels, rate of growth, and general business conditions, including uncertainty regarding the federal government's debt limit or a prolonged shutdown of the federal government;
•uncertain market conditions and economic trends nationally, regionally, and particularly in Northern California and California;
•the impacts related to or resulting from recent bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
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
•governmental monetary and fiscal policies, including the policies of the Federal Reserve;
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
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2022 Annual Report on Form 10-K, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and one loan production office. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At March 31, 2023, we had total assets of $3.4 billion, total loans held for investment, net of allowance for credit losses, of $2.8 billion, and total deposits of $2.9 billion.
Critical Accounting Estimates
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows in conformity with GAAP as contained within the FASB's ASC and the rules and regulations of the SEC, including the instructions to Regulation S-X. However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as filed in our 2022 Annual Report on Form 10-K and the notes thereto.
Our most significant accounting policies and our critical accounting estimates are described in greater detail in Note 1, Basis of Presentation, in our audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates included in the 2022 Annual Report on Form 10-K. We have identified accounting policies and estimates that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material. There have been no significant changes concerning our critical accounting estimates as described in our 2022 Annual Report on Form 10-K.
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

Executive Summary
Net income for the three months ended March 31, 2023 totaled $13.2 million, compared to net income of $9.9 million for the three months ended March 31, 2022.
The following are highlights of our operating and financial performance for the periods presented:
•Deposits. Total deposits increased by $138.4 million from $2.8 billion at December 31, 2022 to $2.9 billion at March 31, 2023. Deposit increases were primarily attributable to an increase in the number of new deposit relationships, as well as normal fluctuations in some of our large existing accounts. Non-interest-bearing deposits decreased by $134.6 million in the first three months of 2023 to $836.7 million, and represented 28.65% of total deposits at March 31, 2023, compared to 34.91% of total deposits at December 31, 2022. Our loan to deposit ratio was 98.66% at March 31, 2023, compared to 100.67% at December 31, 2022.
•Assets. Total assets were $3.4 billion at March 31, 2023, representing a $170.1 million, or 5.27%, increase compared to $3.2 billion at December 31, 2022.
•Loans. Total loans held for investment were $2.9 billion at March 31, 2023, compared to $2.8 billion at December 31, 2022, an increase of $78.5 million, or 2.81%. The increase was primarily attributable to a $47.8 million increase in commercial real estate loans, a $9.7 million increase in commercial construction loans, an $8.3 million increase in commercial secured loans, and an $8.0 million increase in commercial land and development loans.
•Non-accrual Loans. Credit quality remains strong, with non-accrual loans representing $0.4 million, or 0.01% of total loans held for investment, at March 31, 2023, compared to $0.4 million, or 0.01% of total loans held for investment, at December 31, 2022. The ratio of allowance for credit losses to total loans held for investment, or total loans at period end, was 1.19% at March 31, 2023 and 1.02% at December 31, 2022.
•ROAA and ROAE. ROAA and ROAE were 1.65% and 20.94%, respectively, for the three months ended March 31, 2023, as compared to ROAA of 1.53% and ROAE of 17.07% for the three months ended March 31, 2022.
•Net Interest Margin. Net interest margin was 3.75% for the three months ended March 31, 2023, and 3.60% for the three months ended March 31, 2022. The increase in net interest margin for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to interest income resulting from yields earned and loan growth quarter over quarter, which more than offset increases to interest expense from rates paid and deposit growth.
•Efficiency Ratio. Efficiency ratio was 36.43% for the three months ended March 31, 2023, down from 39.82% for the corresponding period of 2022. The decrease was primarily attributable to the change in net interest income more than offsetting the change in non-interest expense period-over-period.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of March 31, 2023. The total risk-based capital ratio for the Company was 12.50% at March 31, 2023, compared to 12.46% at December 31, 2022. The Tier 1 leverage ratio was 8.53% at March 31, 2023, compared to 8.60% at December 31, 2022. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.15 per share on January 19, 2023.

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	March 31, 2023	December 31, 2022
Selected financial condition data:
Total assets	$3,397,308	$3,227,159
Total loans held for investment	2,869,848	2,791,326
Total deposits	2,920,406	2,782,004
Total subordinated notes, net	73,640	73,606
Total shareholders’ equity	260,656	252,825
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.19%	1.02%
Allowance for credit losses to nonperforming loans	8,167.68%	7,026.98%
Nonperforming loans to total loans held for investment	0.01%	0.01%
Capital ratios:
Total capital (to risk-weighted assets)	12.50%	12.46%
Tier 1 capital (to risk-weighted assets)	9.02%	8.99%
Common equity Tier 1 capital (to risk-weighted assets)	9.02%	8.99%
Tier 1 leverage	8.53%	8.60%
Total shareholders’ equity to total assets	7.67%	7.83%
Tangible shareholders’ equity to tangible assets[1]	7.67%	7.83%

	For the three months ended
(dollars in thousands, except per share data)	March 31, 2023	March 31, 2022
Selected operating data:
Net interest income	$29,148	$21,883
Provision for credit losses	900	950
Non-interest income	1,371	2,164
Non-interest expense	11,118	9,575
Net income	13,161	9,862
Earnings per common share:
Basic	$0.77	$0.58
Diluted	$0.77	$0.58
Performance and other financial ratios:
ROAA	1.65%	1.53%
ROAE	20.94%	17.07%
Net interest margin	3.75%	3.60%
Cost of funds	1.53%	0.17%
Efficiency ratio	36.43%	39.82%
Cash dividend payout ratio on common stock[2]	19.48%	25.86%
1Tangible shareholders’ equity to tangible assets is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. Tangible shareholders’ equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total shareholders’ equity to total assets. We had no goodwill or other intangible assets as of any of the dates indicated. As a result, tangible shareholders’ equity to tangible assets is the same as total shareholders’ equity to total assets at the end of each of the periods indicated.
2Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic earnings per common share.

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three months ended March 31, 2023 to the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
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
Our net interest margin of 3.75% for the three months ended March 31, 2023 increased from 3.60% for the three months ended March 31, 2022. The increase was primarily due to a 142 basis point increase in the average yield on interest-earning assets, which increased from 3.76% for the three months ended March 31, 2022 to 5.18% for the three months ended March 31, 2023, partially offset by a 193 basis point increase in average rates paid on interest-bearing liabilities, which increased from 0.28% for the three months ended March 31, 2022 to 2.21% for the three months ended March 31, 2023.
Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the three months ended March 31, 2023			For the three months ended March 31, 2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits with banks[1]	$200,541	$2,167	4.38%	$339,737	$192	0.23%
Investment securities[2]	119,489	650	2.21%	148,736	567	1.54%
Loans held for investment and sale[1,3]	2,836,070	37,494	5.36%	1,977,509	22,112	4.53%
Total interest-earning assets[1]	3,156,100	40,311	5.18%	2,465,982	22,871	3.76%
Interest receivable and other assets, net	69,253			150,116
Total assets	$3,225,353			$2,616,098
Liabilities and shareholders’ equity
Interest-bearing transaction accounts	$379,593	$433	0.46%	$276,690	$70	0.10%
Savings accounts	155,233	545	1.42%	90,815	25	0.11%
Money market accounts	1,087,122	5,436	2.03%	920,767	367	0.16%
Time accounts	300,952	2,964	3.99%	128,183	83	0.26%
Subordinated debt and other borrowings[1]	125,691	1,785	5.76%	28,393	443	6.33%
Total interest-bearing liabilities	2,048,591	11,163	2.21%	1,444,848	988	0.28%
Demand accounts	901,491			922,128
Interest payable and other liabilities	20,344			14,800
Shareholders’ equity	254,927			234,322
Total liabilities and shareholders’ equity	$3,225,353			$2,616,098
Net interest spread[4]			2.97%			3.48%
Net interest income/margin[5]		$29,148	3.75%		$21,883	3.60%

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

	For the three months ended March 31, 2023 compared to the three months ended March 31, 2022
(dollars in thousands)	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$(1,504)	$3,479	$1,975
Investment securities	(160)	243	83
Loans held for investment and sale	11,122	4,260	15,382
Total interest-earning assets	9,458	7,982	17,440
Interest-bearing transaction accounts	117	246	363
Savings accounts	226	294	520
Money market accounts	832	4,237	5,069
Time accounts	1,702	1,179	2,881
Subordinated debt and other borrowings	1,382	(40)	1,342
Total interest-bearing liabilities	4,259	5,916	10,175
Changes in net interest income/margin	$5,199	$2,066	$7,265
Factors affecting interest income and yields
Interest income increased by $17.4 million, or 76.25%, to $40.3 million for the three months ended March 31, 2023 from $22.9 million for the corresponding period of 2022 due to the following:
•Rates. The average yields on interest-earning assets were 5.18% and 3.76% for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in yields period-over-period was primarily due to increased rates earned on loans held for investment and sale originated in the current environment of rising rates, and increases in yields earned on interest-earning deposits with banks.
•Volume. Average interest-earning assets increased by approximately $690.1 million period-over-period, driven by new loan originations which drove increases in the average daily balances of loans for the three months ended March 31, 2023.

Factors affecting interest expense and rates
Interest expense increased by $10.2 million, or 1,029.86%, to $11.2 million for the three months ended March 31, 2023 from $1.0 million for the same period of 2022 due to the following:
•Rates. The average costs of interest-bearing liabilities were 2.21% and 0.28% for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in cost period-over-period was due to increases in the rates paid on interest-bearing deposit accounts, with the most significant increases in time and money market accounts. The average cost of subordinated debt and other borrowings decreased from 6.33% to 5.76% for the three months ended March 31, 2022 and March 31, 2023, respectively, due to a reduction of interest expenses as a percentage of the average balance during the three months ended March 31, 2023. Additionally, the cost of funds increased from 0.17% for the quarter ended March 31, 2022 to 1.53% for the quarter ended March 31, 2023.
•Volume. Average interest-bearing liabilities increased by $603.7 million period-over-period, primarily driven by increases in average balances for interest-bearing deposit accounts, with the most substantial average balance increases in time accounts. Average subordinated debt and other borrowings increased by $97.3 million period-over-period, consisting of FHLB advances which did not occur during the three months ended March 31, 2022, combined with an increase in the average balance of subordinated debt.
Provision for Credit Losses
The provision for credit losses is based on management’s assessment of the adequacy of our allowance for credit losses. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our allowance for credit losses, which reflects management’s best estimate of forecasted life of loan losses in our loan portfolio at the balance sheet date.
We recorded a $0.9 million provision for credit losses in the first quarter of 2023, compared to a $1.0 million provision for credit losses recorded for the same period of 2022. The decrease of $0.1 million was primarily due to a decline in loan growth during the first quarter of 2023. This decline was partially offset by provisions required for loans designated as watch and substandard, which increased from $17.0 million as of March 31, 2022 to $24.6 million as of March 31, 2023.
Beginning January 1, 2023, we adopted ASC 326, which replaced the former "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. The CECL allowance model calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions. Under the CECL model, the calculated allowance for credit losses was $5.3 million higher on January 1, 2023 than the allowance under the incurred loss model. Utilizing CECL may have an impact on our allowance for credit losses going forward and resulted in a lack of comparability between the 2022 and 2023 quarterly periods.
Non-interest Income
Non-interest income is a secondary contributor to our net income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.

The following table details the components of non-interest income for the periods indicated for the three months ended March 31, 2023 compared to three months ended March 31, 2022.

	For the three months ended
(dollars in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Service charges on deposit accounts	$117	$108	$9	8.33%
Net gain on sale of securities	—	5	(5)	(100.00)%
Gain on sale of loans	598	918	(320)	(34.86)%
Loan-related fees	308	596	(288)	(48.32)%
FHLB stock dividends	193	102	91	89.22%
Earnings on BOLI	102	90	12	13.33%
Other income	53	345	(292)	(84.64)%
Total non-interest income	$1,371	$2,164	$(793)	(36.65)%
Gain on sale of loans. The decrease in gain on sale of loans related primarily to an overall decline in the effective yields on loans sold during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. During the three months ended March 31, 2023, approximately $12.7 million of loans were sold with an effective yield of 4.72%, as compared to approximately $11.7 million of loans sold with an effective yield of 7.84% during the three months ended March 31, 2022.
Loan-related fees. The decrease in loan-related fees was primarily a result of $0.3 million of swap referral fees recognized during the three months ended March 31, 2022 which did not recur in the three months ended March 31, 2023.
Other income. The decrease in other income resulted primarily from a $0.3 million gain recorded on a distribution received on an investment in a venture-backed fund during the three months ended March 31, 2022 which did not recur during the three months ended March 31, 2023.
Non-interest Expense
Non-interest expense includes salaries and employee benefits, occupancy and equipment, data processing and software, FDIC insurance, professional services, advertising and promotional, loan-related expenses, and other operating expenses. In evaluating our level of non-interest expense, we closely monitor the Company’s efficiency ratio, which is calculated as non-interest expense divided by the sum of net interest income and non-interest income. We constantly seek to identify ways to streamline our business and operate more efficiently, to reduce our non-interest expense over time as a percentage of our revenue, while continuing to achieve growth in total loans and assets.
Over the past several years, we have invested significant resources in personnel, technology, and infrastructure. As we execute initiatives based on growth, we expect non-interest expense to grow. Non-interest expense has increased throughout the periods presented below; however, we expect our efficiency ratio will improve going forward due, in part, to our past investment in infrastructure.

The following table details the components of non-interest expense for three months ended March 31, 2023 compared to three months ended March 31, 2022.

	For the three months ended
(dollars in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Salaries and employee benefits	$6,618	$5,675	$943	16.62%
Occupancy and equipment	523	520	3	0.58%
Data processing and software	872	716	156	21.79%
FDIC insurance	402	165	237	143.64%
Professional services	631	554	77	13.90%
Advertising and promotional	418	344	74	21.51%
Loan-related expenses	255	278	(23)	(8.27)%
Other operating expenses	1,399	1,323	76	5.74%
Total non-interest expense	$11,118	$9,575	$1,543	16.11%
Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of: (i) a $0.7 million increase in salaries, insurance, and benefits as a result of a 7.10% increase in headcount and recognition of employer taxes and 401(k) contributions recorded for bonuses and commissions paid during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022; (ii) a $0.7 million decrease in loan origination costs due to lower loan production; and (iii) a $0.3 million increase in estimated bonus expense based on increased headcount and salaries. These increases were partially offset by $0.7 million of lower commission expenses due to lower loan production during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Data processing and software. Data processing and software expenses increased, primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) increased number of licenses required for new users on our loan origination and documentation system.
FDIC insurance. The increase in FDIC insurance related primarily to a final rule adopted by the FDIC to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period in 2023. FDIC insurance also increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to a $539.7 million increase in the assessment base period-over-period.
Provision for Income Taxes
The provision for income tax was $5.3 million for the three months ended March 31, 2023, compared to $3.7 million for the three months ended March 31, 2022. Additionally, the provision for income taxes for the three months ended March 31, 2022 included a provision to tax return true-up of approximately $0.3 million relating to the 2021 tax return filed in 2022, which did not recur during the three months ended March 31, 2023. Effective income tax rates for the three months ended March 31, 2023 and 2022 were 28.86% and 27.07%, respectively. Differences between the Company’s effective tax rate and federal and state blended statutory rates are due to certain items, such as tax-exempt income from municipal securities, earnings on BOLI, non-deductible expenses, vesting of stock awards, and benefits from tax credits as compared to pre-tax income.

FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of March 31, 2023 to our financial condition as of December 31, 2022. The following table summarizes selected components of our unaudited consolidated balance sheets as of March 31, 2023 and December 31, 2022.

(in thousands)	March 31, 2023	December 31, 2022
Total assets	$3,397,308	$3,227,159
Cash and cash equivalents	347,939	259,991
Total investments	118,654	119,744
Loans held for investment	2,869,848	2,791,326
Total deposits	2,920,406	2,782,004
Subordinated notes, net	73,640	73,606
Total shareholders’ equity	260,656	252,825
Total Assets
At March 31, 2023, total assets were $3.4 billion, an increase of $170.1 million from $3.2 billion at December 31, 2022, primarily due to an increase in cash and cash equivalents of $87.9 million and in loans held for investment of $78.5 million.
Cash and Cash Equivalents
Total cash and cash equivalents were $347.9 million at March 31, 2023, an increase of $87.9 million from $260.0 million at December 31, 2022. The increase in cash and cash equivalents was primarily due to an increase in deposits of $138.4 million and an increase in FHLB advances of $20.0 million, partially offset by loan originations, net of repayments, of $69.5 million.
Investment Portfolio
Our investment portfolio is primarily comprised of U.S. government agency securities, mortgage-backed securities, and obligations of states and political subdivisions, which are high-quality liquid investments. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk that is reflective of the yields obtained on those securities. Most of our securities are classified as available-for-sale, although we have one long-term, fixed rate municipal security classified as held-to-maturity.
Our total securities available-for-sale and held-to-maturity amounted to $118.7 million at March 31, 2023 and $119.7 million at December 31, 2022, representing a decrease of $1.0 million period-over-period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $2.9 million, partially offset by an unrealized gain on securities of $2.1 million, with the remainder of the change due to amortization on premiums. For the quarter, other comprehensive income increased by $1.5 million, primarily from our mortgage-backed and municipal securities portfolios, resulting in tax-effected increases from each of those portfolios of $0.7 million and $0.8 million, respectively. This unrealized gain was attributable to interest rate changes that occurred during the period.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

	As of
	March 31, 2023		December 31, 2022
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agencies	$13,147	11.09%	$14,173	11.84%
Mortgage-backed securities	60,969	51.38%	61,271	51.17%
Obligations of states and political subdivisions	38,871	32.76%	38,426	32.09%
Collateralized mortgage obligations	384	0.32%	395	0.33%
Corporate bonds	1,769	1.49%	1,723	1.44%
Total available-for-sale	115,140	97.04%	115,988	96.87%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	3,514	2.96%	3,756	3.13%
Total	$118,654	100.00%	$119,744	100.00%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of March 31, 2023:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale:
U.S. government agencies	$—	—%	$1,004	3.09%	$2,094	4.84%	$10,049	4.48%	$13,147	4.43%
Mortgage-backed securities	—	—%	—	—%	2	6.94%	60,967	1.68%	60,969	1.68%
Obligations of states and political subdivisions	—	—%	—	—%	5,307	1.62%	33,564	1.76%	38,871	1.74%
Collateralized mortgage obligations	—	—%	—	—%	384	1.76%	—	—%	384	1.76%
Corporate bonds	—	—%	1,769	1.25%	—	—%	—	—%	1,769	1.25%
Total available-for-sale	—	—%	2,773	1.91%	7,787	2.49%	104,580	1.98%	115,140	2.01%

Held-to-maturity:
Obligations of states and political subdivisions	354	6.00%	950	6.00%	1,375	6.00%	835	6.00%	3,514	6.00%
Total	$354	6.00%	$3,723	2.96%	$9,162	3.02%	$105,415	2.01%	$118,654	2.13%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of December 31, 2022:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale:
U.S. government agencies	$—	—%	$849	1.98%	$2,625	3.61%	$10,699	2.90%	$14,173	2.98%
Mortgage-backed securities	—	—%	—	—%	2	6.94%	61,269	1.67%	61,271	1.67%
Obligations of states and political subdivisions	501	2.80%	—	—%	4,761	1.63%	33,164	1.76%	38,426	1.76%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	395	1.76%	395	1.76%
Corporate bonds	—	—%	1,723	1.25%	—	—%	—	—%	1,723	1.25%
Total available-for-sale	501	2.80%	2,572	1.49%	7,388	2.33%	105,527	1.82%	115,988	1.85%

Held-to-maturity:
Obligations of states and political subdivisions	417	6.00%	1,015	6.00%	1,470	6.00%	854	6.00%	3,756	6.00%
Total	$918	4.25%	$3,587	2.77%	$8,858	2.94%	$106,381	1.86%	$119,744	1.98%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting. As of March 31, 2023 and December 31, 2022, our total loans amounted to $2.9 billion and $2.8 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,442,520	84.71%	$2,394,674	85.44%
Commercial land and development	15,475	0.54%	7,477	0.27%
Commercial construction	98,415	3.41%	88,669	3.16%
Residential construction	9,410	0.33%	6,693	0.24%
Residential	23,862	0.83%	24,230	0.86%
Farmland	51,616	1.79%	52,478	1.87%
Commercial:
Secured	173,500	6.02%	165,186	5.89%
Unsecured	24,776	0.86%	25,431	0.91%
Consumer and other	32,378	1.12%	28,628	1.02%
Loans held for investment, gross	2,871,952	99.61%	2,793,466	99.66%

Loans held for sale:
Commercial	11,315	0.39%	9,416	0.34%
Total loans, gross	2,883,267	100.00%	2,802,882	100.00%
Net deferred loan fees	(2,104)		(2,140)
Total loans	$2,881,163		$2,800,742
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

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
March 31, 2023
Manufactured home community	$709,015	29.03%	$1,230,431	17.03%	77.99%
RV Park	304,840	12.48%	524,891	18.56%	80.67%
Retail	266,740	10.92%	494,906	14.55%	82.95%
Multifamily	201,562	8.25%	402,384	13.93%	75.00%
Industrial	171,456	7.02%	410,282	9.67%	75.00%
Mini storage	157,339	6.44%	305,885	19.15%	70.00%
Faith-based	151,632	6.21%	404,559	2.43%	73.12%
Office	141,501	5.79%	305,301	4.88%	74.23%
All other types[1]	338,435	13.86%	699,599	4.00%	152.76%
Total	$2,442,520	100.00%	$4,778,238	2.43%	152.76%

December 31, 2022
Manufactured home community	$673,891	28.14%	$1,174,642	17.10%	78.19%
RV Park	292,886	12.23%	506,041	18.64%	77.89%
Retail	264,599	11.05%	490,291	16.48%	73.93%
Multifamily	202,203	8.44%	459,695	14.19%	75.00%
Industrial	166,403	6.95%	366,291	10.77%	75.00%
Mini storage	158,650	6.63%	289,820	20.20%	70.04%
Faith-based	146,740	6.13%	383,321	3.19%	73.55%
Office	145,899	6.09%	310,248	6.66%	74.68%
All other types[1]	343,403	14.34%	704,984	—%	152.96%
Total	$2,394,674	100.00%	$4,685,333	—%	152.96%
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% commercial real estate concentration and include hospitality properties, auto dealerships, car washes, assisted living communities, country clubs, gas stations/convenience stores, medical offices, special purpose properties, mortuaries, restaurants, and schools.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 89.08% of loans held for investment at March 31, 2023. Commercial secured lending represents 6.05% of loans held for investment at March 31, 2023. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.
We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 673.90% and 680.34% as of March 31, 2023 and December 31, 2022, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of March 31, 2023. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.

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
The following table sets forth the contractual maturities of our loan portfolio as of March 31, 2023:

(in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$18,853	$233,844	$2,126,171	$63,652	$2,442,520
Commercial land and development	1,536	13,132	807	—	15,475
Commercial construction	2,978	41,325	54,112	—	98,415
Residential construction	1,443	6,267	1,700	—	9,410
Residential	37	6,611	16,225	989	23,862
Farmland	1,431	4,490	45,695	—	51,616
Commercial:
Secured	39,609	44,504	97,487	3,215	184,815
Unsecured	696	10,644	13,436	—	24,776
Consumer and other	1,338	7,742	23,298	—	32,378
Total	$67,921	$368,559	$2,378,931	$67,856	$2,883,267
The following table sets forth the contractual maturities of our loan portfolio as of December 31, 2022:

(in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$19,406	$227,519	$2,083,818	$63,931	$2,394,674
Commercial land and development	1,611	5,053	813	—	7,477
Commercial construction	1,957	37,510	49,202	—	88,669
Residential construction	594	4,783	1,316	—	6,693
Residential	348	6,635	16,248	999	24,230
Farmland	992	5,685	45,801	—	52,478
Commercial:
Secured	36,154	46,814	88,418	3,216	174,602
Unsecured	55	10,347	15,029	—	25,431
Consumer and other	1,321	8,234	19,067	6	28,628
Total	$62,438	$352,580	$2,319,712	$68,152	$2,802,882

The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of March 31, 2023:

(in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$558,746	$1,883,774	$2,442,520
Commercial land and development	1,502	13,973	15,475
Commercial construction	1,405	97,010	98,415
Residential construction	3,593	5,817	9,410
Residential	1,363	22,499	23,862
Farmland	5,802	45,814	51,616
Commercial:
Secured	40,740	144,075	184,815
Unsecured	19,829	4,947	24,776
Consumer and other	32,378	—	32,378
Total	$665,358	$2,217,909	$2,883,267
The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of December 31, 2022:

(in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$552,206	$1,842,468	$2,394,674
Commercial land and development	1,514	5,963	7,477
Commercial construction	1,405	87,264	88,669
Residential construction	3,366	3,327	6,693
Residential	1,531	22,699	24,230
Farmland	6,261	46,217	52,478
Commercial:
Secured	37,517	137,085	174,602
Unsecured	20,607	4,824	25,431
Consumer and other	28,628	—	28,628
Total	$653,035	$2,149,847	$2,802,882
Asset Quality
We manage the quality of our loans based upon trends at the overall loan portfolio level as well as within each product type. We measure and monitor key factors that include the level and trend of classified, delinquent, non-accrual, and nonperforming assets, collateral coverage, credit scores, and debt service coverage, where applicable. These metrics directly impact our evaluation of the adequacy of our allowance for credit losses.
Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction, such as collateral cash flow, collateral coverage, and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after the origination process. Particular emphasis is placed on our commercial portfolio, where risk assessments are reevaluated as a result of reviewing commercial property operating statements and borrower financials. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance. We design our practices to facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk classifications are an integral part of management’s assessment of the adequacy of our allowance for credit losses. We periodically employ the use of an independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions and rising interest rates.
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
SBA Loans
During the three months ended March 31, 2023, the Company sold 55 SBA 7(a) loans with government guaranteed portions totaling $12.7 million. The Company received gross proceeds of $13.3 million on the loans sold during the three months ended March 31, 2023, resulting in the recognition of net gains on sale of $0.6 million during the same period.
Non-accrual Loans
The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

	As of
(dollars in thousands)	March 31, 2023	December 31, 2022
Non-accrual loans:
Real estate:
Commercial	$102	$106
Residential	175	175
Commercial:
Secured	118	123
Consumer and other	23	—
Total non-accrual loans	418	404

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	418	404

Real estate owned	—	—
Total nonperforming assets	$418	$404

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	8,167.68%	7,026.98%
Nonperforming loans to loans held for investment[1]	0.01%	0.01%
Nonperforming assets to total assets	0.01%	0.01%
Nonperforming loans plus performing LMs to loans held for investment[1]	0.01%	0.01%
1Loans held for investment are equivalent to total loans outstanding at period end.

The ratio of nonperforming loans to loans held for investment remained consistent at 0.01% as of December 31, 2022 and March 31, 2023.
Potential Problem Loans
We utilize a risk grading system for our loans to aid us in evaluating the overall credit quality of our real estate loan portfolio and assessing the adequacy of our allowance for credit losses. All loans are grouped into a risk category at the time of origination. Commercial real estate loans over $1.0 million are reevaluated at least annually for proper classification in conjunction with our review of property and borrower financial information. All loans are reevaluated for proper risk grading as new information such as payment patterns, collateral condition, and other relevant information comes to our attention.
The banking industry defines loans graded substandard or doubtful as “classified” loans. The following table shows our levels of classified loans as of the periods indicated:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
March 31, 2023
Real estate:
Commercial	$2,425,747	$16,671	$102	$—	$2,442,520
Commercial land and development	15,475	—	—	—	15,475
Commercial construction	92,515	5,900	—	—	98,415
Residential construction	9,410	—	—	—	9,410
Residential	23,687	—	175	—	23,862
Farmland	51,616	—	—	—	51,616
Commercial:
Secured	171,807	1,575	118	—	173,500
Unsecured	24,776	—	—	—	24,776
Consumer	32,355	—	23	—	32,378
Total	$2,847,388	$24,146	$418	$—	$2,871,952

December 31, 2022
Real estate:
Commercial	$2,379,766	$14,802	$106	$—	$2,394,674
Commercial land and development	7,477	—	—	—	7,477
Commercial construction	82,769	5,900	—	—	88,669
Residential construction	6,693	—	—	—	6,693
Residential	24,055	—	175	—	24,230
Farmland	52,478	—	—	—	52,478
Commercial:
Secured	163,879	1,184	123	—	165,186
Unsecured	25,431	—	—	—	25,431
Consumer	28,602	—	26	—	28,628
Total	$2,771,150	$21,886	$430	$—	$2,793,466
Loans designated as watch and substandard, which are not considered adversely classified, increased to $24.6 million at March 31, 2023 from $22.3 million at December 31, 2022. Loans designated as watch increased while loans designated substandard decreased period-over-period due to additional commercial real estate loans designated as watch at March 31, 2023, partly offset by an improvement in the risk grade of some commercial real estate loans designated as watch at December 31, 2022. This resulted in an increase in the reserve overall. There were no loans with doubtful risk grades at March 31, 2023 or December 31, 2022.

Allowance for Credit Losses
The allowance for credit losses is established through a provision for credit losses charged to operations. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses.
The allowance for credit losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
At March 31, 2023, the Company’s allowance for credit losses was $34.2 million, as compared to $28.4 million at December 31, 2022. The $5.8 million increase in the allowance is due to a $5.3 million adjustment recorded in connection with the adoption of ASC 326 and a $0.9 million provision for credit losses recorded during the three months ended March 31, 2023, partially offset by net charge-offs of $0.4 million during the same period.
While the entire allowance for credit losses is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for credit losses by loan category, and the percentage of the allowance for credit losses in each category, for the periods indicated.

	March 31, 2023		December 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial	$26,846	78.56%	$19,216	67.69%
Commercial land and development	224	0.66%	54	0.19%
Commercial construction	1,423	4.16%	645	2.27%
Residential construction	173	0.51%	49	0.17%
Residential	179	0.52%	175	0.62%
Farmland	217	0.64%	644	2.27%
Commercial:
Secured	4,215	12.33%	7,098	25.00%
Unsecured	150	0.44%	116	0.41%
Consumer and other	400	1.17%	347	1.22%
Unallocated	345	1.01%	45	0.16%
Total allowance for credit losses	$34,172	100.00%	$28,389	100.00%
The ratio of allowance for credit losses to total loans held for investment was 1.19% at March 31, 2023, compared to 1.02% at December 31, 2022. Nonperforming loans totaled $0.4 million, or 0.01% of total loans held for investment, at both March 31, 2023 and December 31, 2022.

The following table provides information on the activity within the allowance for credit losses as of and for the periods indicated:

	As of and for the three months ended
	March 31, 2023		March 31, 2022
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$2,826,035		$1,970,311

Allowance for credit losses (beginning of period)	$28,389		$23,243
Effect of adoption of ASC 326	5,262		—

Net (charge-offs) recoveries:
Commercial:
Secured	(396)	(0.01)%	(263)	(0.01)%
Consumer and other	17	—%	(26)	—%
Net charge-offs	(379)	(0.01)%	(289)	(0.01)%

Provision for credit losses	900		950

Allowance for credit losses (end of period)	$34,172		$23,904

Loans held for investment	$2,869,848		$2,080,158
Allowance for credit losses to loans held for investment	1.19%		1.15%
Liabilities
During the first three months of 2023, total liabilities increased by $162.3 million from $3.0 billion as of December 31, 2022 to $3.1 billion as of March 31, 2023. This increase was primarily due to an increase in total deposits of $138.4 million, comprised of an increase of $273.0 million in interest-bearing deposits, partially offset by a decrease of $134.6 million in non-interest-bearing deposits, as well as increases in FHLB advances of $20.0 million.
Deposits
Representing 93.11% of our total liabilities as of March 31, 2023, deposits are our primary source of funding for our business operations.
Total deposits increased by $138.4 million, or 4.97%, to $2.9 billion at March 31, 2023 from $2.8 billion at December 31, 2022. Deposit increases were primarily attributable to an increase in the number of new relationships, as well as normal fluctuations in some of our larger accounts. Non-interest-bearing deposits decreased by $134.6 million from December 31, 2022 to $836.7 million and represented 28.65% of total deposits at March 31, 2023, compared to 34.91% of total deposits at December 31, 2022. Our loan to deposit ratio was 98.66% at March 31, 2023, as compared to 100.67% at December 31, 2022. We intend to continue to operate our business with a loan to deposit ratio within the range of these levels.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	For the three months ended
	March 31, 2023			March 31, 2022
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$379,593	0.46%	13.44%	$276,690	0.10%	11.83%
Money market and savings accounts	1,242,355	1.95%	43.98%	1,011,582	0.16%	43.26%
Time accounts	300,952	3.99%	10.66%	128,183	0.26%	5.48%
Demand accounts	901,491	—%	31.92%	922,128	—%	39.43%
Total deposits	$2,824,391	1.35%	100.00%	$2,338,583	0.10%	100.00%
Uninsured and uncollateralized deposits totaled $1.0 billion and $1.2 billion at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.6 billion, or 54.40% of our total deposits. The average age on deposit relationships of more than $10.0 million was 10.6 years. As of December 31, 2022, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 52.15% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

(in thousands)	March 31, 2023	December 31, 2022
Municipalities	$641,795	$601,968
Non-profits	232,065	195,996
Businesses	589,138	527,921
Brokered deposits	125,617	124,993
Total	$1,588,615	$1,450,878
Our largest single deposit relationship at March 31, 2023 related to a non-profit association that supports hospitals and health systems. The balances for this customer were $220.9 million, or approximately 7.56% of total deposits, as of that date. At December 31, 2022, our largest single deposit relationship related to a government agency and had balances of $180.0 million, or 6.47% of total deposits as of that date.
The following table sets forth the maturity of time deposits as of March 31, 2023:

(in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$134,161	$139,154	$273,315	$131,161
Over three through six months	55,434	699	56,133	52,434
Over six through twelve months	5,142	2,863	8,005	3,392
Over twelve months	34,303	814	35,117	32,303
Total	$229,040	$143,530	$372,570	$219,290

FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were borrowings of $120.0 million outstanding as of March 31, 2023 and borrowings of $100.0 million outstanding as of December 31, 2022.
In 2022, we issued subordinated notes of $75.0 million. This debt was issued to investors in private placement transactions. See Note 6, Long Term Debt and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding these subordinated notes. The proceeds of the notes qualify as Tier 2 capital for the Company under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of March 31, 2023:

(in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (8.18% as of March 31, 2023) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $260.7 million at March 31, 2023 and $252.8 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to net income recognized of $13.2 million and $1.5 million in other comprehensive income, partially offset by a decrease of $4.5 million to retained earnings, net of tax effect, relating to the adoption of ASC 326 on January 1, 2023 and $2.6 million in cash distributions paid during the three months ended March 31, 2023.
Liquidity and Capital Resources
Liquidity Management
We manage liquidity based upon factors that include the level of diversification of our funding sources, the composition of our deposit types, the availability of unused funding sources, our off-balance sheet obligations, the amount of cash and liquid securities we hold, and the availability of assets to be readily converted into cash without undue loss. As the primary federal regulator of the Bank, the FDIC evaluates our liquidity on a stand-alone basis pursuant to applicable guidance and policies.
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities, and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds, and the ability to convert assets into cash. Changes in economic conditions or exposure to borrower credit quality, capital markets, and operational, legal, or reputational risks could also affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management.
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances, and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale, and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB, and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve Discount Window, draws on established federal funds lines from unaffiliated commercial banks, and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.
In addition, we have a shelf registration statement on file with the SEC registering $250.0 million for any combination of equity or debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, and units in one or more offerings. Specific information on the terms of and the securities being offered will be provided at the time of the offering. Proceeds from any future offerings are expected to be used for corporate purposes or other purposes to be disclosed at the time of the offering.
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of March 31, 2023, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the three months ended March 31, 2023, we had cash outflows of $69.5 million in loan originations and advances, net of principal collected, and $24.0 million in loans originated for sale.
Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2023, total off-balance sheet commitments totaled $335.1 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
Deposits
Deposits are our primary source of funding for our business operations, and the cost of deposits has a significant impact on our net interest income and net interest margin.
Our deposits are primarily made up of money market, interest checking, time deposits, and non-interest-bearing demand deposits. Aside from commercial and business clients, a significant portion of our deposits are from municipalities and non-profit organizations. Cash flows from deposits are impacted by the timing and amount of customer deposits, changes in market rates, and collateral availability.
During the three months ended March 31, 2023, we had significant cash inflows related to an increase in deposits of $138.4 million, primarily as a result of an increase in the number of new relationships and fluctuations in existing accounts.
Over the next twelve months, approximately $337.5 million of time deposits are expected to mature. These deposits may not renew due to general competition. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, combined with our liquid investment portfolio, provides a stable funding base.
At March 31, 2023, cash and cash equivalents represented 11.91% of total deposits.
Investment Securities
Our investment securities totaled $118.7 million at March 31, 2023. Mortgage-backed securities and obligations of states and political subdivisions comprised 51.38% and 32.76% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $8.2 million from our securities over the next 12 months. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the three months ended March 31, 2023, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $2.9 million. Additionally, at March 31, 2023, securities available-for-sale totaled $115.1 million, of which $93.9 million have been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2023, the Bank had outstanding borrowings of $120.0 million and a total financing availability of $278.1 million, net of letters of credit issued of $666.5 million.
Federal Reserve Discount Window and Correspondent Bank Lines of Credit
At March 31, 2023, unused and available amounts for borrowing from the Federal Reserve discount window and correspondent bank lines of credit were $76.7 million and $190.0 million, respectively.
Total Liquidity

Total liquidity (consisting of cash and cash equivalents and unused and available borrowing capacity as set forth below) was approximately $892.7 million as of March 31, 2023.

	March 31, 2023		Available
(in thousands)	Line of Credit	Borrowings
FHLB advances	$398,145	$120,000	$278,145
Federal Reserve discount window	76,665	—	76,665
Correspondent bank lines of credit	190,000	—	190,000
Cash and cash equivalents	—	—	347,939
Total	$664,810	$120,000	$892,749
Future Contractual Obligations
Our estimated future contractual obligations as of March 31, 2023 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $5.4 million. We also have a current obligation of $331.8 million and a long-term obligation of $40.8 million related to time deposits, as discussed in Note 5, Interest-Bearing

Deposits. We have net subordinated notes of $73.6 million, all of which are long-term obligations. We also had contractual obligations on unfunded loan commitments and standby letters of credit totaling $335.1 million.
Dividends
The Company paid dividends to its shareholders totaling $2.6 million during the three months ended March 31, 2023.
We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock, subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during the rest of 2023 at a rate of $0.20 per share, our average total dividend paid each quarter would be approximately $3.5 million based on the number of currently outstanding shares if there are no increases or decreases in the number of shares, and given that unvested RSAs share equally in dividends with outstanding common stock.
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
Historical Information
The following table summarizes our consolidated cash flow activities:

	Three months ended March 31,
(in thousands)	2023	2022	$ Change
Net cash provided by operating activities	$694	$3,486	$(2,792)
Net cash used in investing activities	(68,559)	(133,513)	64,954
Net cash provided by financing activities	155,813	209,662	(53,849)
Operating Activities
Net cash provided by operating activities decreased by $2.8 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
Investing Activities
Net cash used in investing activities decreased by $65.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to decreased loan origination growth.
Financing Activities
Net cash provided by financing activities decreased by $53.8 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to decreased deposit growth.
Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for credit losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.

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
Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, we had been operating under the Small Bank Holding Company Policy Statement, which provides an exemption from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements. Having passed this threshold as of September 30, 2022, we are no longer subject to this policy statement and our capital adequacy is evaluated relative to the Federal Reserve's generally applicable capital requirements. Bancorp's total consolidated assets were not in excess of $3.0 billion as of June 30, 2022, and so it has prepared and filed financial reports with the Federal Reserve as a small bank holding company. If the Company’s total consolidated assets remain in excess of $3.0 billion as of June 30, 2023, then starting in March 2024, the Company will cease filing financial reports with the Federal Reserve as though it were a small holding company.
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank also is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of March 31, 2023, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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
The capital adequacy ratios as of March 31, 2023 and December 31, 2022 for Bancorp and the Bank are presented in the following tables. As of March 31, 2023 and December 31, 2022, Bancorp’s Tier 2 capital included subordinated debt, which was not included at the Bank level. Eligible amounts of subordinated debt included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Capital Ratios for Bancorp	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital (to risk-weighted assets)	$379,344	12.50%	$242,780	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$273,662	9.02%	$182,037	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$273,662	9.02%	$136,528	4.50%	N/A	N/A
Tier 1 leverage	$273,662	8.53%	$128,329	4.00%	N/A	N/A
December 31, 2022
Total capital (to risk-weighted assets)	$366,113	12.46%	$235,065	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$176,191	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$132,144	4.50%	N/A	N/A
Tier 1 leverage	$263,993	8.60%	$122,788	4.00%	N/A	N/A

Capital Ratios for the Bank	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital (to risk-weighted assets)	$370,001	12.21%	$242,425	8.00%	$303,031	10.00%
Tier 1 capital (to risk-weighted assets)	$337,959	11.15%	$181,861	6.00%	$242,482	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$337,959	11.15%	$136,396	4.50%	$197,016	6.50%
Tier 1 leverage	$337,959	10.54%	$128,258	4.00%	$160,322	5.00%
December 31, 2022
Total capital (to risk-weighted assets)	$356,301	12.14%	$234,795	8.00%	$293,494	10.00%
Tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$176,072	6.00%	$234,763	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$132,054	4.50%	$190,745	6.50%
Tier 1 leverage	$327,788	10.69%	$122,652	4.00%	$153,315	5.00%
1The listed capital adequacy ratios exclude capital conservation buffers.
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
Recent Legislative and Regulatory Developments
Potential Regulatory Reform in Response to Recent Bank Failures
The recent failures of Silicon Valley Bank (Santa Clara, California), Signature Bank (New York, New York), and First Republic Bank (San Francisco, California) in March and April of this year may lead to regulatory changes and initiatives that could impact the Company. For example, the FDIC has stated that it plans to impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund incurred to support uninsured depositors of these institutions. In addition, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these failures. On April 28, 2023, the Federal Reserve and the FDIC issued reports on the potential causes of failures of Silicon Valley Bank and Signature Bank, respectively. Among the changes discussed, the Federal Reserve and the FDIC highlighted potential changes needed to supervisory approaches for banks of all sizes as well as to regulatory requirements. Currently, it is unclear what actions federal regulatory agencies will take as a result of these failures.
Bank Term Funding Program
The Federal Reserve created the Bank Term Funding Program (the “BTFP”) in response to recent concerns over liquidity in the banking sector. This program provides funding to eligible depository institutions to help ensure that banks can meet the needs of all depositors. The BTFP offers one-year loans to banks pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasury securities, U.S. agency securities, and U.S. agency mortgage-backed securities. At March 31, 2023, the Company had not participated in the BTFP.
Small Business Lending Data Collection Rule
On March 30, 2023, the Consumer Financial Protection Bureau finalized a rule under Section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The Company is evaluating the impact of the new rule.

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-Q.

2022 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2022	Federal Reserve	Board of Governors of the Federal Reserve System
ACL	Allowance for Credit Losses	FRB	Federal Reserve Bank of San Francisco
ASC	Accounting Standards Codification	GAAP	Generally Accepted Accounting Principles in the U.S.
ASU	Accounting Standards Update	GNMA	Government National Mortgage Association
AFS	Available-for-Sale	GSE	Government sponsored entity
Bancorp	Five Star Bancorp and its subsidiary	HTM	Held-to-Maturity
Bank	Five Star Bank	ICS	Insured Cash Sweep®
Basel III	A capital framework and rules for U.S. banking organizations	IPO	Initial Public Offering
BOLI	Bank-Owned Life Insurance	LM	Modifications to loans to borrowers experiencing financial difficulty
CDARS	Certificate of Deposit Account Registry Service®	NI	Net income
CECL	Current expected credit loss model for recognition of credit losses under ASC 326	NIM	Net Interest Margin
C&I	Commercial & Industrial	OCI	Other comprehensive income
CRE	Commercial Real Estate	ROAA	Return on Average Assets, annualized
EPS	Earnings per Share	ROAE	Return on Average Equity, annualized
FASB	Financial Accounting Standards Board	ROUA	Right-of-Use Asset
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
FHLB	Federal Home Loan Bank of San Francisco	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	TDR	Troubled Debt Restructuring

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable for a smaller reporting company.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2023 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
On January 1, 2023, the Company adopted ASC 326. As a result, the Company made changes to and incorporated new policies, processes, and controls over the estimation of the allowance for credit losses. There were changes implemented to account for the additional complexity of the credit loss models, review of economic forecasts, and other assumptions used in the estimation process. These changes were not undertaken in response to any identified deficiency in the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal control.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s 2022 Annual Report on Form 10-K, previously filed with the SEC, except for the addition of the following risk factor:
A failure, or the perceived risk of a failure, to raise the statutory debt limit of the United States could have an adverse effect on our business, financial condition, and results of operations.
The inability of U.S. lawmakers to pass legislation to raise the U.S. government's debt limit of $31.4 trillion has increased the possibility of a default by the U.S. government on its debt obligations, which could have an adverse impact on financial markets, interest rates, and economic conditions in the United States and worldwide. The U.S. government reached its debt limit of $31.4 trillion in January 2023. Since then, the U.S. Department of Treasury has implemented extraordinary measures to prevent default.
It is unclear if Congress and the President will reach an agreement to increase the U.S. government's debt limit in a timely manner. The political stalemate over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations and related credit-rating downgrades. This creates uncertainty in the U.S. financial markets and domestic political conditions, which could have an adverse impact on our business, financial condition, and results of operations. If the United States is unable to increase the U.S. government's debt limit in a timely manner, the U.S. government could shut down for a period of time and the United States could default or delay on payment of its obligations or both, which could have an adverse impact on financial markets and economic conditions in the United States and worldwide and an adverse effect on our business, financial condition, and results of operations.
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

Five Star Bancorp
(registrant)

May 10, 2023	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

May 10, 2023	/s/ Heather C. Luck
Date	Heather C. Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)