Form 10-Q
period 2023-06-30
FIVE STAR BANCORP
filed 2023-08-09
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Yes ☐ No ☒
As of August 4, 2023, there were 17,257,357 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
June 30, 2023

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from financial institutions	$28,568	$32,561
Interest-bearing deposits in banks	271,555	227,430
Cash and cash equivalents	300,123	259,991
Time deposits in banks	7,343	9,849
Securities available-for-sale, at fair value	110,794	115,988
Securities held-to-maturity, at amortized cost (fair value of $3,208 and $3,432 at June 30, 2023 and December 31, 2022, respectively)	3,486	3,756
Loans held for sale	8,559	9,416
Loans held for investment	2,927,411	2,791,326
Allowance for credit losses - loans	(33,984)	(28,389)
Loans held for investment, net of allowance for credit losses	2,893,427	2,762,937
FHLB stock	15,000	10,890
Operating leases, right-of-use asset, net	5,032	3,981
Premises and equipment, net	1,599	1,605
Bank-owned life insurance	16,897	14,669
Interest receivable and other assets	40,441	34,077
Total assets	$3,402,701	$3,227,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$833,707	$971,246
Interest-bearing	2,096,032	1,810,758
Total deposits	2,929,739	2,782,004
Borrowings:
FHLB advances	100,000	100,000
Subordinated debt, net	73,677	73,606
Operating lease liability	5,275	4,243
Interest payable and other liabilities	24,870	14,481
Total liabilities	3,133,561	2,974,334
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,257,357 shares issued and outstanding at June 30, 2023; 17,241,926 shares issued and outstanding at December 31, 2022	220,021	219,543
Retained earnings	62,095	46,736
Accumulated other comprehensive loss, net	(12,976)	(13,454)
Total shareholders’ equity	269,140	252,825
Total liabilities and shareholders’ equity	$3,402,701	$3,227,159
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Interest and fee income:
Loans, including fees	$39,929	$24,879	$77,423	$46,991
Taxable securities	463	423	929	813
Nontaxable securities	183	179	367	356
Interest-bearing deposits in other banks	2,218	518	4,385	710
Total interest and fee income	42,793	25,999	83,104	48,870

Interest expense:
Deposits	13,969	1,021	23,347	1,566
FHLB advances	84	5	708	5
Subordinated debt	1,162	444	2,323	887
Total interest expense	15,215	1,470	26,378	2,458

Net interest income	27,578	24,529	56,726	46,412
Provision for credit losses	1,250	2,250	2,150	3,200
Net interest income after provision for credit losses	26,328	22,279	54,576	43,212

Non-interest income:
Service charges on deposit accounts	135	130	252	238
Net gain on sale of securities available-for-sale	—	—	—	5
Gain on sale of loans	641	831	1,239	1,749
Loan-related fees	389	757	697	1,353
FHLB stock dividends	189	99	382	201
Earnings on BOLI	126	101	228	191
Other	1,340	41	1,393	386
Total non-interest income	2,820	1,959	4,191	4,123

Non-interest expense:
Salaries and employee benefits	6,421	5,553	13,039	11,228
Occupancy and equipment	551	513	1,074	1,033
Data processing and software	1,013	739	1,885	1,455
FDIC insurance	410	245	812	410
Professional services	586	568	1,217	1,122
Advertising and promotional	733	484	1,151	828
Loan-related expenses	324	389	579	667
Other operating expenses	1,941	1,714	3,340	3,037
Total non-interest expense	11,979	10,205	23,097	19,780

Income before provision for income taxes	17,169	14,033	35,670	27,555

Provision for income taxes	4,440	4,080	9,780	7,740

Net income	$12,729	$9,953	$25,890	$19,815

Basic earnings per common share	$0.74	$0.58	$1.51	$1.15
Diluted earnings per common share	$0.74	$0.58	$1.51	$1.15
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$12,729	$9,953	$25,890	$19,815

Unrealized (loss) gain on securities:
Net unrealized holding (loss) gain on securities available-for-sale during the period	(1,462)	(7,849)	679	(17,287)
Reclassification adjustment for net realized gains included in net income	—	—	—	(5)
Income tax (benefit) expense related to items of other comprehensive income	(432)	(2,320)	201	(5,111)
Other comprehensive (loss) income	(1,030)	(5,529)	478	(12,181)

Total comprehensive income	$11,699	$4,424	$26,368	$7,634
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2023 and 2022
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at March 31, 2022	17,246,199	$218,721	$19,558	$(7,218)	$231,061
Net income	—	—	9,953	—	9,953
Other comprehensive loss	—	—	—	(5,529)	(5,529)
Stock issued under stock award plans, net	1,438	—	—	—	—
Stock compensation expense	—	302	—	—	302
Stock forfeitures	(1,654)	—	—	—	—
Cash dividends paid ($0.15 per share)	—	—	(2,587)	—	(2,587)
Balance at June 30, 2022	17,245,983	$219,023	$26,924	$(12,747)	$233,200

Balance at March 31, 2023	17,258,904	$219,785	$52,817	$(11,946)	$260,656
Net income	—	—	12,729	—	12,729
Other comprehensive loss	—	—	—	(1,030)	(1,030)
Stock compensation expense	—	236	—	—	236
Stock forfeitures	(1,547)	—	—	—	—
Cash dividends paid ($0.20 per share)	—	—	(3,451)	—	(3,451)
Balance at June 30, 2023	17,257,357	$220,021	$62,095	$(12,976)	$269,140
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2021	17,224,848	$218,444	$17,168	$(566)	$235,046
Cumulative effect of adoption of ASC 842 on retained earnings	—	—	68	—	68
Net income	—	—	19,815	—	19,815
Other comprehensive loss	—	—	—	(12,181)	(12,181)
Stock issued under stock award plans	23,639	—	—	—	—
Stock compensation expense	—	579	—	—	579
Stock forfeitures	(2,504)	—	—	—	—
Cash dividends paid ($0.75 per share)	—	—	(10,127)	—	(10,127)
Balance at June 30, 2022	17,245,983	$219,023	$26,924	$(12,747)	$233,200

Balance at December 31, 2022	17,241,926	$219,543	$46,736	$(13,454)	$252,825
Cumulative effect of adoption of ASC 326 on retained earnings	—	—	(4,491)	—	(4,491)
Net income	—	—	25,890	—	25,890
Other comprehensive income	—	—	—	478	478
Stock issued under stock award plans	16,978	—	—	—	—
Stock compensation expense	—	478	—	—	478
Stock forfeitures	(1,547)	—	—	—	—
Cash dividends paid ($0.35 per share)	—	—	(6,040)	—	(6,040)
Balance at June 30, 2023	17,257,357	$220,021	$62,095	$(12,976)	$269,140
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$25,890	$19,815
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,150	3,200
Depreciation and amortization	824	812
Amortization of deferred loan fees and costs	270	158
Amortization of premiums and discounts on securities	612	659
Amortization of subordinated debt issuance costs	71	34
Stock compensation expense	478	579
Earnings on BOLI	(228)	(191)
Deferred tax provision	70	—
Loans originated for sale	(32,126)	(36,964)
Gain on sale of loans	(1,239)	(1,749)
Proceeds from sale of loans	24,806	25,728
Net gain on sale of securities available-for-sale	—	(5)
Decrease in operating lease liability	(482)	(482)
Cost method of investment-related gain	(1,274)	—
Net changes in:
Interest receivable and other assets	(3,478)	(1,557)
Interest payable and other liabilities	9,277	1,295
Net cash provided by operating activities	25,621	11,332
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	1,623
Maturities, prepayments, and calls of securities available-for-sale	5,512	8,977
Purchases of securities available-for-sale	—	(1,641)
Net change in time deposits in banks	2,506	3,623
Loan originations, net of repayments	(128,757)	(436,195)
Purchase of premises and equipment	(335)	(311)
Purchase of FHLB stock	(4,110)	(4,223)
Purchase of BOLI	(2,000)	(3,050)
Net cash used in investing activities	(127,184)	(431,197)
Cash flows from financing activities:
Net change in deposits	147,735	215,421
FHLB advances	—	60,000
Cash dividends paid	(6,040)	(10,127)
Net cash provided by financing activities	141,695	265,294
Net change in cash and cash equivalents	40,132	(154,571)
Cash and cash equivalents at beginning of period	259,991	425,329
Cash and cash equivalents at end of period	$300,123	$270,758

Supplemental disclosure of cash flow information:
Interest paid	$2,716	$1,345
Income taxes paid	$686	$5,200
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	9,416	10,671
Unrealized gain (loss) on securities	679	(17,287)
Operating lease liabilities recorded in conjunction with adoption of ASC 842	—	5,221
ROUA recorded in conjunction with adoption of ASC 842	—	4,974
Operating lease liabilities exchanged for ROUA	1,513	—
ROUA acquired	(1,534)	—
Cumulative effect of adoption of ASC 842 on retained earnings	—	68
Cumulative effect of adoption of ASC 326 on retained earnings	(4,491)	—
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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2023.
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
(e) Significant Accounting Policies
The Company’s significant accounting policies are included in Note 1, Basis of Presentation on the 2022 Annual Report on Form 10-K. There have been no changes to these significant accounting policies during the first six months of 2023 other than adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326”) as discussed below in this Note, which impacted the following policies:
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
The Company has determined pools based primarily on regulatory reporting codes as the loans within each pool share similar risk characteristics and there is sufficient historical peer loss data from the Federal Financial Institutions Examination Council to provide statistically meaningful support in the models developed. The Company further stratified the C&I portfolio into traditional C&I loans and SBA loans, as the loans in these pools have different repayment structures and credit risk characteristics. The Company also stratified C&I loans and consumer loans that do not require reserves, as the Company has third party agreements in place to cover loan losses. The Company has identified the following pools subject to an estimate of credit loss: (1) 1-4 Family Construction; (2) Other Construction; (3) Farmland; (4) Revolving Secured by 1-4 Family; (5) Residential Secured by First Liens; (6) Residential Secured by Junior Liens; (7) Multifamily; (8) CRE Owner Occupied; (9) CRE Non-Owner Occupied; (10) Agriculture; (11) C&I; (12) C&I SBA; (13) Consumer; and (14) Municipal.
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
The method for determining the estimate of lifetime credit losses includes, among other things, the following main components: (i) the use of Probability of Default (“PD”) and Loss Given Default (“LGD”) assumptions under a Discounted Cash Flow model; (ii) a multi-scenario macroeconomic forecast; (iii) an initial and reasonable and supportable forecast period of one year for all loan segments; and (iv) a reversion period of one year using a linear transition method to historical loss rates.

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
Accrued Interest
Accrued interest receivable is excluded from amortized cost of all financial instrument types and included in “Interest receivable and other assets” in the unaudited consolidated balance sheets. Accrued interest receivable is not subject to an estimate for credit loss, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. When a loan is placed on non-accrual status, which occurs within 90 days of a borrower becoming delinquent, interest previously accrued but not collected is reversed against current period income.
Individually Assessed Loans
If an individual loan’s characteristics have deteriorated to below a range of the overall pool, the loan would be individually assessed. Individually assessed loans are measured for credit loss based on one of the following methods: (i) present value of future expected cash flows, discounted at the loan’s effective interest rate; (ii) amount by which carrying value of the loan exceeds the loan’s observable market price; or (iii) the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. The Company applies the practical expedient and defines collateral dependent loans as those where the borrower is experiencing financial difficulty and on which payment is expected to be provided substantially through the operation or sale of the collateral.
Available-for-sale (“AFS”) Debt Securities
Unrealized credit losses are recognized through an allowance for credit losses instead of an adjustment to amortized cost basis, eliminating the other-than-temporary impairment concept. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For AFS debt securities that do not meet the above conditions, the Company evaluates at the individual security level whether the decrease in fair value has resulted from credit factors or non-credit factors. If assessment determines that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then a credit loss would be recognized, limited to the amount by which the fair value is less than the amortized cost basis. All other changes in fair value of an AFS debt security are recognized in other comprehensive income, net of applicable taxes. Changes in the allowance for credit losses, if any, are recognized as a provision for (or reversal of) credit losses. As of June 30, 2023, the Company’s portfolio of AFS debt securities is comprised primarily of debt, mortgage-backed securities, and collateralized mortgage obligations issued by the U.S. government, its agencies, or government-sponsored enterprises, which are either explicitly or implicitly guaranteed by the U.S. government. The remainder of the portfolio is primarily comprised of obligations of state and political subdivisions, which are generally rated as high grade. The history of minimal credit losses from these issuers indicates that expectation of non-payment of the amortized cost basis is zero. As such, the Company determined that the unrealized loss positions in AFS securities were not due to credit losses, but instead related to changes in interest rates and general market conditions and therefore, no credit loss expense was recognized.
Loan Commitments
Loan commitments not unconditionally cancellable are subject to an estimate of credit loss under the CECL model. The Company’s process for determining the estimate of credit loss on loan commitments is the same as it is on loans. Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Held-to-Maturity Debt Securities
The Company’s process for determining the estimate of credit loss on held-to-maturity debt securities is substantially similar to what it is on loans, with segmenting not being applicable. As the amount of held-to-maturity debt securities that the Company carries is limited and given the determination that expected credit loss was immaterial, an immaterial amount was recognized in allowance for credit loss upon adoption and no credit loss expense was recorded for the three and six months ended June 30, 2023.
TDRs and Other Loan Modifications
In accordance with the adoption of ASC 326, which includes ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, accounting guidance for TDRs for creditors has been eliminated. New guidance with respect to recognition, measurement, and disclosures of loans for borrowers experiencing financial difficulties supersedes guidance on TDRs. As of June 30, 2023, the amount of loans modified for borrowers due to experiencing financial difficulties under criteria of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or term extension was immaterial.
(f) Recently Issued Accounting Standards
The following information reflects recent accounting standards that have been adopted or are pending adoption by the Company. The Company qualifies as an emerging growth company and, as such, has elected to use the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below indicate effective dates for the Company as an emerging growth company using the extended transition period.
Accounting Standards Adopted
On January 1, 2023, the Company adopted ASC 326, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under ASC 326, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The Company adopted this standard using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance was effective for financial assets measured at amortized cost. For certain new disclosures required under ASC 326, such as credit quality indicators by year of origination, we have not restated comparative financial information before January 1, 2023 to conform under ASC 326. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature and reason for the change, which is solely due to adoption of ASC 326. On January 1, 2023, the Company also adopted ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which had no material impact.

The following table reflects the cumulative-effect adjustments the Company recorded on January 1, 2023 for the adoption of ASC 326.

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
Accounting Standards Issued But Not Yet Adopted
For the fiscal year beginning January 1, 2023, there have been no new accounting standards issued but not yet adopted that are expected to be material to the Company. There are also no accounting standards issued before January 1, 2023 yet to be adopted.
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

The following table summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
June 30, 2023
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$110,794	$—	$110,794	$—	OCI
Derivatives – interest rate swap	8	—	8	—	NI
Liabilities:
Derivatives – interest rate swap	8	—	8	—	NI

December 31, 2022
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$115,988	$—	$115,988	$—	OCI
Derivatives – interest rate swap	16	—	16	—	NI
Liabilities:
Derivatives – interest rate swap	16	—	16	—	NI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of June 30, 2023 and December 31, 2022, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of June 30, 2023 and December 31, 2022, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.

Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments as of June 30, 2023 and December 31, 2022. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

	June 30, 2023			December 31, 2022
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$300,123	$300,123	Level 1	$259,991	$259,991	Level 1
Time deposits in banks	7,343	7,343	Level 1	9,849	9,849	Level 1
Securities available-for-sale	110,794	110,794	Level 2	115,988	115,988	Level 2
Securities held-to-maturity	3,486	3,208	Level 3	3,756	3,432	Level 3
Loans held for sale	8,559	9,460	Level 2	9,416	9,785	Level 2
Loans held for investment, net of allowance for credit losses	2,893,427	2,715,210	Level 3	2,762,937	2,570,176	Level 3
FHLB stock and other investments	21,693	N/A	N/A	16,570	N/A	N/A
Interest rate swap	8	8	Level 2	16	16	Level 2
Financial liabilities:
Interest rate swap	8	8	Level 2	16	16	Level 2
FHLB advances	100,000	100,000	Level 2	100,000	100,000	Level 2
Subordinated notes	73,677	72,178	Level 3	73,606	72,273	Level 3
The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at June 30, 2023 and December 31, 2022:
Cash and cash equivalents and time deposits in banks: The carrying amount is estimated to be fair value due to the liquid nature of the assets and their short-term maturities.
Investment securities: See discussion above for the methods and assumptions used by the Company to estimate the fair value of investment securities. Fair value of held-to-maturity securities is based on observable market data, such as interest rates and yield curves (observable at commonly quoted intervals) as provided by an independent third party.
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
FHLB stock and other investments: Carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value.
Derivatives - interest rate swap: See above for a discussion of the methods and assumptions used by the Company to estimate the fair value of derivatives.
FHLB advances: For FHLB advances, the carrying amount is estimated to be fair value.

Subordinated notes: The fair value is estimated by discounting the future cash flow using the current three-month CME Term SOFR. The Company’s subordinated notes are not registered securities and were issued through private placements, resulting in a Level 3 classification. The notes are recorded at carrying value.
Note 3: Investment Securities
The Company’s investment securities portfolio includes obligations of states and political subdivisions, securities issued by U.S. federal government agencies, such as the SBA, and securities issued by U.S. GSEs, such as FNMA, FHLMC, and FHLB. The Company also invests in residential and commercial mortgage-backed securities, collateralized mortgage obligations issued or guaranteed by government sponsored entities, and corporate bonds, as reflected in the following tables.
A summary of the amortized cost and fair value related to securities held-to-maturity as of June 30, 2023 and December 31, 2022 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
June 30, 2023
Obligations of states and political subdivisions	$3,486	$—	$(278)	$3,208
Total held-to-maturity	$3,486	$—	$(278)	$3,208
December 31, 2022
Obligations of states and political subdivisions	$3,756	$—	$(324)	$3,432
Total held-to-maturity	$3,756	$—	$(324)	$3,432
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
The Company adopted ASC 326 on January 1, 2023, which affects accounting of credit loss expense on held-to-maturity and available-for-sale securities. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for further detail.

A summary of the amortized cost and fair value related to securities available-for-sale as of June 30, 2023 and December 31, 2022 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
June 30, 2023
U.S. government agencies	$12,239	$95	$(197)	$12,137
Mortgage-backed securities	70,117	—	(12,038)	58,079
Obligations of states and political subdivisions	44,458	4	(5,983)	38,479
Collateralized mortgage obligations	401	—	(42)	359
Corporate bonds	2,000	—	(260)	1,740
Total available-for-sale	$129,215	$99	$(18,520)	$110,794
December 31, 2022
U.S. government agencies	$14,317	$81	$(225)	$14,173
Mortgage-backed securities	73,111	1	(11,841)	61,271
Obligations of states and political subdivisions	45,223	21	(6,818)	38,426
Collateralized mortgage obligations	436	—	(41)	395
Corporate bonds	2,000	—	(277)	1,723
Total available-for-sale	$135,087	$103	$(19,202)	$115,988

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2023 and December 31, 2022 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	June 30, 2023				December 31, 2022
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$326	$300	$—	$—	$417	$381	$501	$501
After one but within five years	950	874	—	—	1,015	927	—	—
After five years through ten years	1,375	1,266	5,801	5,204	1,470	1,343	5,320	4,761
After ten years	835	768	38,657	33,275	854	781	39,402	33,164

Investment securities not due at a single maturity date:
U.S. government agencies	—	—	12,239	12,137	—	—	14,317	14,173
Mortgage-backed securities	—	—	70,117	58,079	—	—	73,111	61,271
Collateralized mortgage obligations	—	—	401	359	—	—	436	395
Corporate bonds	—	—	2,000	1,740	—	—	2,000	1,723
Total	$3,486	$3,208	$129,215	$110,794	$3,756	$3,432	$135,087	$115,988

Sales of investment securities and gross gains and losses are shown in the following table:

(in thousands)	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Available-for-sale:
Sales proceeds	$—	$—	$—	$1,623
Gross realized gains	—	—	—	5
Pledged investment securities are shown in the following table:

(in thousands)	June 30, 2023	December 31, 2022
Pledged to:
The State of California, securing deposits of public funds and borrowings	$57,688	$40,465
The Federal Reserve Discount Window, increasing borrowing capacity	52,215	—
Total pledged investment securities	$109,903	$40,465
The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

	Less than 12 months		12 months or more		Total securities in a loss position
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
U.S. government agencies	$2,404	$(26)	$8,158	$(171)	$10,562	$(197)
Mortgage-backed securities	391	(6)	57,686	(12,032)	58,077	(12,038)
Obligations of states and political subdivisions	—	—	36,952	(5,983)	36,952	(5,983)
Collateralized mortgage obligations	—	—	359	(42)	359	(42)
Corporate bonds	—	—	1,740	(260)	1,740	(260)
	$2,795	$(32)	$104,895	$(18,488)	$107,690	$(18,520)

December 31, 2022
U.S. government agencies	$3,090	$(125)	$8,392	$(100)	$11,482	$(225)
Mortgage-backed securities	4,360	(470)	56,908	(11,371)	61,268	(11,841)
Obligations of states and political subdivisions	24,707	(4,097)	11,670	(2,721)	36,377	(6,818)
Collateralized mortgage obligations	395	(41)	—	—	395	(41)
Corporate bonds	—	—	1,723	(277)	1,723	(277)
	$32,552	$(4,733)	$78,693	$(14,469)	$111,245	$(19,202)
There were 153 and 152 available-for-sale securities in unrealized loss positions at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the investment portfolio included 148 investment securities that had been in a continuous loss position for twelve months or more and five investment securities that had been in a loss position for less than twelve months.

There was one held-to-maturity security in a continuous unrealized loss position at June 30, 2023, which had been in a continuous loss position for more than twelve months.
Obligations issued or guaranteed by government agencies such as GNMA and the SBA or GSEs under conservatorship such as the FNMA and the FHLMC, are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.
The Company’s investment in obligations of states and political subdivisions are deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million and $10.9 million of FHLB stock at June 30, 2023 and December 31, 2022, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at June 30, 2023 and December 31, 2022. On April 27, 2023, the FHLB announced a cash dividend for the first quarter of 2023 at an annualized dividend rate of 7.00%, which was paid on May 11, 2023. Cash dividends received on FHLB capital stock amounted to $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively, and were recorded as non-interest income on the unaudited consolidated statements of income.

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

(in thousands)	June 30, 2023	December 31, 2022
Real estate:
Commercial	$2,512,741	$2,394,674
Commercial land and development	15,199	7,477
Commercial construction	100,514	88,669
Residential construction	13,913	6,693
Residential	22,501	24,230
Farmland	51,349	52,478
Commercial:
Secured	158,959	165,186
Unsecured	23,190	25,431
Consumer and other	31,455	28,628
Subtotal	2,929,821	2,793,466
Less: Net deferred loan fees	2,410	2,140
Less: Allowance for credit losses	33,984	28,389
Loans held for investment, net of allowance for credit losses	$2,893,427	$2,762,937
Underwriting
Commercial loans: Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily, on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Real estate loans: Real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily, as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected than other loans by conditions in the real estate market or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria.
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

The amortized cost basis of the Company’s loans by origination year, where origination is defined as the later of origination or renewal date, and credit quality indicator as of June 30, 2023 was as follows (disclosure not comparative due to adoption of ASC 326 on January 1, 2023 – refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for further details):

	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$162,378	$978,642	$716,945	$242,777	$130,176	$258,336	$3,656	$—	$2,492,910
Watch	—	2,490	—	7,013	587	5,671	1,392	—	17,153
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	162,378	981,132	716,945	249,790	130,763	264,007	5,048	—	2,510,063
Commercial land and development
Pass	8,577	4,152	1,300	186	—	944	—	—	15,159
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,577	4,152	1,300	186	—	944	—	—	15,159
Commercial construction
Pass	2,066	35,919	45,644	10,530	—	—	—	—	94,159
Watch	—	—	—	—	—	5,897	—	—	5,897
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,066	35,919	45,644	10,530	—	5,897	—	—	100,056
Residential construction
Pass	—	7,033	6,856	—	—	—	—	—	13,889
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	7,033	6,856	—	—	—	—	—	13,889
Residential
Pass	917	4,022	6,341	2,316	1,193	6,255	1,311	—	22,355
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	176	—	—	176
Doubtful	—	—	—	—	—	—	—	—	—
Total	917	4,022	6,341	2,316	1,193	6,431	1,311	—	22,531
Farmland
Pass	228	8,111	12,889	8,049	12,674	9,366	4	—	51,321
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	228	8,111	12,889	8,049	12,674	9,366	4	—	51,321
Commercial:
Secured
Pass	11,838	47,918	20,765	14,073	11,456	12,622	39,469	100	158,241
Watch	—	—	8	93	77	858	—	—	1,036
Substandard	—	—	—	—	53	60	—	—	113
Doubtful	—	—	—	—	—	—	—	—	—
Total	11,838	47,918	20,773	14,166	11,586	13,540	39,469	100	159,390

	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial:
Unsecured
Pass	1,718	3,816	5,101	6,381	2,572	39	3,581	—	23,208
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,718	3,816	5,101	6,381	2,572	39	3,581	—	23,208
Consumer and other
Pass	7,646	13,893	9,887	—	—	346	—	—	31,772
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	22	—	—	—	—	—	—	22
Doubtful	—	—	—	—	—	—	—	—	—
Total	7,646	13,915	9,887	—	—	346	—	—	31,794
Total
Pass	195,368	1,103,506	825,728	284,312	158,071	287,908	48,021	100	2,903,014
Watch	—	2,490	8	7,106	664	12,426	1,392	—	24,086
Substandard	—	22	—	—	53	236	—	—	311
Doubtful	—	—	—	—	—	—	—	—	—
Total	$195,368	$1,106,018	$825,736	$291,418	$158,788	$300,570	$49,413	$100	$2,927,411
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
The age analysis of past due loans by class as of June 30, 2023 consisted of the following:

(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$—	$2,510,063	$2,510,063
Commercial land and development	—	—	—	—	15,159	15,159
Commercial construction	—	—	—	—	100,056	100,056
Residential construction	—	—	—	—	13,889	13,889
Residential	—	—	176	176	22,355	22,531
Farmland	—	—	—	—	51,321	51,321
Commercial:
Secured	—	—	—	—	159,390	159,390
Unsecured	—	—	—	—	23,208	23,208
Consumer and other	109	—	—	109	31,685	31,794
Total	$109	$—	$176	$285	$2,927,126	$2,927,411
There were no loans greater than 90 days past due and still accruing as of June 30, 2023.

The age analysis of past due loans by class as of December 31, 2022 consisted of the following:

(in thousands)	Past Due			Total Past Due	Current	Total Loans Receivable
	30-59 Days	60-89 Days	Greater Than 90 Days
Real estate:
Commercial	$—	$—	$—	$—	$2,392,053	$2,392,053
Commercial land and development	—	—	—	—	7,447	7,447
Commercial construction	—	—	—	—	88,314	88,314
Residential construction	—	—	—	—	6,693	6,693
Residential	—	175	—	175	24,088	24,263
Farmland	—	—	—	—	52,446	52,446
Commercial:
Secured	—	—	—	—	165,609	165,609
Unsecured	—	—	—	—	25,488	25,488
Consumer and other	194	—	—	194	28,819	29,013
Total	$194	$175	$—	$369	$2,790,957	$2,791,326
There were no loans greater than 90 days past due and still accruing as of December 31, 2022.
One collateral dependent loan was in process of foreclosure at June 30, 2023: a commercial term loan secured by a single family residence with an unpaid principal balance of $175.0 thousand and no related allowance.
Non-accrual loans, segregated by class, were as follows as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Real estate:
Commercial	$—	$106
Residential	175	175
Commercial:
Secured	112	123
Total non-accrual loans	$287	$404
No interest income was recognized on non-accrual loans in the three and six months ended June 30, 2023 or June 30, 2022. Non-accrual real estate loans did not have an allowance for credit losses as of June 30, 2023. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $26.1 thousand and $35.3 thousand for the three and six months ended June 30, 2023, respectively, compared to $6.9 thousand and $25.1 thousand for the three and six months ended June 30, 2022, respectively.

Allowance for Credit Losses
The following table discloses activity in the allowance for credit losses for the three months ended June 30, 2023.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$27,119	$—	$—	$434	$27,553
Commercial land and development	226	—	—	(42)	184
Commercial construction	1,438	—	—	(226)	1,212
Residential construction	175	—	—	42	217
Residential	181	—	—	(29)	152
Farmland	219	—	—	17	236
Commercial:
Secured	4,258	(1,124)	47	570	3,751
Unsecured	152	—	—	57	209
Consumer and other	404	(137)	106	97	470
Total	$34,172	$(1,261)	$153	$920	$33,984
The following table discloses activity in the allowance for credit losses for the three months ended June 30, 2022.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$13,868	$—	$—	$2,753	$16,621
Commercial land and development	66	—	—	2	68
Commercial construction	430	—	—	78	508
Residential construction	40	—	—	11	51
Residential	208	—	—	(20)	188
Farmland	611	—	—	5	616
Commercial:
Secured	7,039	(273)	40	(522)	6,284
Unsecured	246	—	—	19	265
PPP	—	(21)	—	21	—
Consumer and other	1,088	(259)	145	(437)	537
Unallocated	308	—	—	340	648
Total	$23,904	$(553)	$185	$2,250	$25,786

The following table discloses activity in the allowance for credit losses for the six months ended June 30, 2023.

(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$19,216	$7,606	$—	$—	$731	$27,553
Commercial land and development	54	74	—	—	56	184
Commercial construction	645	882	—	—	(315)	1,212
Residential construction	49	81	—	—	87	217
Residential	175	3	—	—	(26)	152
Farmland	644	(396)	—	—	(12)	236
Commercial:
Secured	7,098	(3,060)	(1,611)	139	1,185	3,751
Unsecured	116	37	—	—	56	209
Consumer and other	347	80	(522)	507	58	470
Unallocated	45	(45)	—	—	—	—
Total	$28,389	$5,262	$(2,133)	$646	$1,820	$33,984
The following table discloses activity in the allowance for credit losses for the six months ended June 30, 2022.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$12,869	$—	$—	$3,752	$16,621
Commercial land and development	50	—	—	18	68
Commercial construction	371	—	—	137	508
Residential construction	50	—	—	1	51
Residential	192	—	—	(4)	188
Farmland	645	—	—	(29)	616
Commercial:
Secured	6,859	(582)	85	(78)	6,284
Unsecured	207	—	—	58	265
PPP	—	(21)	—	21	—
Consumer and other	889	(326)	187	(213)	537
Unallocated	1,111	—	—	(463)	648
Total	$23,243	$(929)	$272	$3,200	$25,786

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the unaudited consolidated statements of income. Prior to adoption of ASC 326, provisions for unfunded loan commitments were included in “Other operating expenses” in the unaudited consolidated statements of income.

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance at beginning of period	$1,217	$102	$125	$102
Effect of adoption of ASC 326	—	—	1,092	—
Provision	330	23	330	23
Balance at end of period	$1,547	$125	$1,547	$125
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.7 billion and $1.6 billion at June 30, 2023 and December 31, 2022, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $42.0 million and $41.9 million at June 30, 2023 and December 31, 2022, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 6, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Interest-bearing deposits consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Interest-bearing transaction accounts	$208,085	$240,131
Savings accounts	132,797	154,581
Money market accounts	1,377,250	1,073,532
Time accounts, more than $250	246,123	198,159
Other time accounts	131,777	144,355
Total interest-bearing deposits	$2,096,032	$1,810,758
Time deposits totaled $377.9 million and $342.5 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2023	$299,516
2024	55,928
2025	21,125
2026	1,331
2027	—
Total time deposits	$377,900

Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest checking deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at June 30, 2023 and December 31, 2022. The composition of network deposits as of June 30, 2023 and December 31, 2022 was as follows:

(in thousands)	June 30, 2023	December 31, 2022
CDARS	$15,486	$13,248
ICS	568,426	272,719
Total network deposits	$583,912	$285,967
Interest expense recognized on interest-bearing deposits for periods ended June 30, 2023 and 2022 consisted of the following:

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest-bearing transaction accounts	$825	$66	$1,258	$136
Savings accounts	758	38	1,303	63
Money market accounts	8,136	679	13,572	1,045
Time accounts, $250 or more	2,634	226	4,597	286
Other time accounts	1,616	12	2,617	36
Total interest expense on interest-bearing deposits	$13,969	$1,021	$23,347	$1,566
Note 6: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (8.59% as of June 30, 2023) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.1 million has been amortized as of June 30, 2023. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At June 30, 2023 and December 31, 2022, the Company’s subordinated debt outstanding was $73.7 million and $73.6 million, respectively.
Other borrowings: The Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $1.0 billion at June 30, 2023 and $1.0 billion at December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had $100.0 million and $100.0 million of outstanding borrowings, respectively. As of June 30, 2023 and December 31, 2022, the Company had letters of credit (“LCs”) issued on its behalf totaling $606.5 million and $686.5 million, respectively, as discussed below.
At June 30, 2023 and December 31, 2022, LCs totaling $186.5 million and $206.5 million, respectively, were pledged to secure State of California deposits, and LCs totaling $420.0 million and $480.0 million, respectively, were pledged to secure local agency deposits. The LCs issued reduced the Company’s available borrowing capacity to $342.6 million and $216.3 million as of June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023, the Company had five unsecured federal funds lines of credit with its correspondent banks totaling $175.0 million. At December 31, 2022, the Company had seven unsecured federal funds lines of credit with its correspondent banks totaling $190.0 million. There were no amounts outstanding at June 30, 2023 and December 31, 2022.
At June 30, 2023 and December 31, 2022, the Company had the ability to borrow from the Federal Reserve Discount Window. At June 30, 2023 and December 31, 2022, the borrowing capacity under this arrangement was $72.8 million and $21.9 million, respectively. There were no amounts outstanding at June 30, 2023 and December 31, 2022. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios and certain available-for-sale securities.
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

	Three months ended		Six months ended
(in thousands, except share count and earnings per common share)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$12,729	$9,953	$25,890	$19,815

Basic weighted average common shares outstanding	17,165,344	17,125,715	17,157,801	17,114,169
Add: Dilutive effects of assumed vesting of restricted stock	3,651	23,734	24,067	42,872
Total dilutive weighted average common shares outstanding	17,168,995	17,149,449	17,181,868	17,157,041
Earnings per common share:
Basic EPS	$0.74	$0.58	$1.51	$1.15
Diluted EPS	$0.74	$0.58	$1.51	$1.15
The Company did not have any anti-dilutive shares at June 30, 2023 or June 30, 2022.
(b) Dividends
On April 20, 2023, the board of directors declared a $0.20 per common share dividend, totaling $3.5 million.
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
In connection with its IPO in May 2021, the Company granted RSAs under the Equity Incentive Plan to certain employees, officers, executives, and non-employee directors. Shares granted to non-employee directors vested immediately upon grant, while shares granted to certain employees, officers, and executives vest ratably over three, five, or seven years (as defined in the respective agreements). Since the completion of the IPO, the Company has granted RSAs under the Equity Incentive Plan to executives and directors, which vest annually over three years and over one year, respectively. All RSAs were granted at the fair value of common stock at the time of the award. The RSAs are considered fixed awards, as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the service period.
Non-cash stock compensation expense recognized for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively. Non-cash stock compensation expense recognized for the six months ended June 30, 2023 and 2022 was $0.5 million and $0.6 million, respectively.
At June 30, 2023 and 2022, there were 82,324 and 107,824 unvested restricted shares, respectively. As of June 30, 2023, there was approximately $1.6 million of unrecognized compensation expense related to the 82,324 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits are expected to be recognized over the weighted average term remaining on the unvested restricted shares of 2.92 years as of June 30, 2023. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s unaudited consolidated statements of income for the three and six months ended June 30, 2023 and 2022 was immaterial.
The following table summarizes activity related to restricted shares for the periods indicated:

	For the three months ended June 30,				For the six months ended June 30,
	2023		2022		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	108,363	$21.43	138,856	$20.95	96,826	$20.34	127,751	$19.95
Shares granted	—	—	1,438	25.02	16,978	28.52	23,639	28.29
Shares vested	(24,492)	20.00	(30,816)	21.25	(29,933)	20.78	(41,062)	22.15
Shares forfeited	(1,547)	26.95	(1,654)	23.79	(1,547)	26.95	(2,504)	22.50
End of the period balance	82,324	$21.75	107,824	$20.88	82,324	$21.75	107,824	$20.88
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

(in thousands)	June 30, 2023	December 31, 2022
Commercial lines of credit	$169,726	$147,021
Undisbursed construction loans	155,408	80,726
Undisbursed commercial real estate loans	85,703	79,121
Agricultural lines of credit	28,121	10,399
Undisbursed residential real estate loans	8,455	8,945
Undisbursed agricultural real estate loans	1,246	1,068
Other	1,657	1,868
Total commitments and standby letters of credit	$450,316	$329,148
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.5 million as of June 30, 2023 and $0.1 million as of December 31, 2022, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 92.44% of the Company’s loan portfolio at June 30, 2023 and 91.84% of the Company’s loan portfolio at December 31, 2022. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At June 30, 2023, the Company had 86 deposit relationships that exceeded $5.0 million each, totaling $1.8 billion, or approximately 61.78% of total deposits. The Company’s largest single deposit relationship at June 30, 2023 totaled $210.0 million, or approximately 7.17% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $24.1 million and $16.2 million at June 30, 2023 and December 31, 2022, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Note 9: Subsequent Events
On July 20, 2023, the Board of Directors of the Company authorized a cash dividend of $0.20 per common share, payable on August 14, 2023 to shareholders of record on August 7, 2023.

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
•the impacts related to or resulting from recent bank failures and other economic and industry volatility, including increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
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
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2022 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and one loan production office. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At June 30, 2023, we had total assets of $3.4 billion, total loans held for investment, net of allowance for credit losses, of $2.9 billion, and total deposits of $2.9 billion.
Critical Accounting Estimates
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows in conformity with GAAP as contained within the FASB’s ASC and the rules and regulations of the SEC, including the instructions to Regulation S-X. However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as filed in our 2022 Annual Report on Form 10-K and the notes thereto.
Our most significant accounting policies and our critical accounting estimates are described in greater detail in Note 1, Basis of Presentation, in our audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates included in our 2022 Annual Report on Form 10-K. We have identified accounting policies and estimates that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material. There have been no significant changes concerning our critical accounting estimates as described in our 2022 Annual Report on Form 10-K.
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

Executive Summary
Net income for the three and six months ended June 30, 2023 totaled $12.7 million and $25.9 million, respectively, compared to net income of $10.0 million and $19.8 million for the three and six months ended June 30, 2022, respectively.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Deposits. Total deposits increased by $147.7 million from $2.8 billion at December 31, 2022 to $2.9 billion at June 30, 2023. Non-brokered deposits increased by $162.7 million in the first six months of 2023 to $2.8 billion. Non-interest-bearing deposits decreased by $137.5 million in the first six months of 2023 to $833.7 million, and represented 28.46% of total deposits at June 30, 2023, as compared to 34.91% of total deposits at December 31, 2022. Total deposit increases were primarily attributable to an increase in the number of new deposit relationships, as well as normal fluctuations in some of our large existing accounts. Our loan to deposit ratio was 100.21% at June 30, 2023, as compared to 100.67% at December 31, 2022.
•Assets. Total assets were $3.4 billion at June 30, 2023, representing a $175.5 million, or 5.44%, increase compared to $3.2 billion at December 31, 2022.
•Loans. Total loans held for investment were $2.9 billion at June 30, 2023, compared to $2.8 billion at December 31, 2022, an increase of $136.1 million, or 4.88%. The increase was primarily attributable to increases of $118.1 million in commercial real estate loans, $11.8 million in commercial construction loans, and $7.7 million in commercial land and development loans.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $0.3 million, or 0.01% of total loans held for investment, at June 30, 2023, as compared to $0.4 million, or 0.01% of total loans held for investment, at December 31, 2022. The ratio of allowance for credit losses to total loans held for investment, or total loans at period end, was 1.16% at June 30, 2023 and 1.02% at December 31, 2022.
•ROAA and ROAE. ROAA and ROAE were 1.55% and 19.29%, respectively, for the three months ended June 30, 2023, as compared to ROAA of 1.45% and ROAE of 17.20% for the three months ended June 30, 2022. ROAA and ROAE were 1.60% and 20.09%, respectively, for the six months ended June 30, 2023, as compared to ROAA of 1.49% and ROAE of 17.07% for the six months ended June 30, 2022.
•Net Interest Margin. Net interest margin was 3.45% and 3.59% for the three and six months ended June 30, 2023, respectively, and 3.71% and 3.65% for the three and six months ended June 30, 2022, respectively. The decrease in net interest margin for the both the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to an increase on deposit costs more than offsetting increases in yields on earning assets as the effective Federal Funds rate increased from 1.58% at June 30, 2022 to 5.08% at June 30, 2023.
•Efficiency Ratio. Efficiency ratio was 39.41% for the three months ended June 30, 2023, up from 38.53% for the corresponding period of 2022. Additionally, efficiency ratio was 37.92% for the six months ended June 30, 2023, down from 39.14% for the corresponding period of 2022.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of June 30, 2023. The total risk-based capital ratio for the Company was 12.43% at June 30, 2023, compared to 12.46% at December 31, 2022. The Tier 1 leverage ratio was 8.66% at June 30, 2023, as compared to 8.60% at December 31, 2022. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.20 per share on April 20, 2023.

Highlights of our financial results are presented in the following tables:

(dollars in thousands)	June 30, 2023	December 31, 2022
Selected financial condition data:
Total assets	$3,402,701	$3,227,159
Total loans held for investment	2,927,411	2,791,326
Total deposits	2,929,739	2,782,004
Total subordinated notes, net	73,677	73,606
Total shareholders’ equity	269,140	252,825
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.16%	1.02%
Allowance for credit losses to nonperforming loans	11,839.25%	7,026.98%
Nonperforming loans to total loans held for investment	0.01%	0.01%
Capital ratios:
Total capital (to risk-weighted assets)	12.43%	12.46%
Tier 1 capital (to risk-weighted assets)	9.05%	8.99%
Common equity Tier 1 capital (to risk-weighted assets)	9.05%	8.99%
Tier 1 leverage	8.66%	8.60%
Total shareholders’ equity to total assets	7.91%	7.83%
Tangible shareholders’ equity to tangible assets[1]	7.91%	7.83%

	For the three months ended		For the six months ended
(dollars in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Selected operating data:
Net interest income	$27,578	$24,529	$56,726	$46,412
Provision for credit losses	1,250	2,250	2,150	3,200
Non-interest income	2,820	1,959	4,191	4,123
Non-interest expense	11,979	10,205	23,097	19,780
Net income	12,729	9,953	25,890	19,815

Per common share data:
Earnings per common share:
Basic	$0.74	$0.58	$1.51	$1.15
Diluted	$0.74	$0.58	$1.51	$1.15
Book value per share	$15.60	$13.52	$15.60	$13.52
Tangible book value per share[2]	$15.60	$13.52	$15.60	$13.52

Performance and other financial ratios:
ROAA	1.55%	1.45%	1.60%	1.49%
ROAE	19.29%	17.20%	20.09%	17.07%
Net interest margin	3.45%	3.71%	3.59%	3.65%
Cost of funds	2.04%	0.24%	1.79%	0.20%
Efficiency ratio	39.41%	38.53%	37.92%	39.14%
Cash dividend payout ratio on common stock[3]	27.03%	25.86%	23.18%	26.09%
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
2Tangible book value per share is defined as total shareholders’ equity less goodwill and other intangible assets, divided by the outstanding number of common shares at the end of the period. Tangible book value is considered a non-GAAP financial measure. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets at the end of any period indicated. As a result, tangible book value per share is the same as book value per share at the end of each of the periods indicated.
3Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic earnings per common share.

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
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
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net interest income increased by $3.1 million, or 12.43%, to $27.6 million for the three months ended June 30, 2023 from $24.5 million for the three months ended June 30, 2022. Our net interest margin of 3.45% for the three months ended June 30, 2023 decreased from 3.71% for the three months ended June 30, 2022. The contraction of our net interest margin was primarily due to the increased rates paid on interest-bearing liabilities more than offsetting the increased yields earned on interest-earning assets, relating to a change in effective Federal Funds rate from 1.58% at June 30, 2022 to 5.08% at June 30, 2023.
Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the three months ended June 30, 2023			For the three months ended June 30, 2022
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits with banks[1]	$179,894	$2,218	4.95%	$294,491	$518	0.71%
Investment securities[1,2]	116,107	646	2.23%	132,975	602	1.82%
Loans held for investment and sale[1,3]	2,914,388	39,929	5.50%	2,227,215	24,879	4.48%
Total interest-earning assets[1]	3,210,389	42,793	5.35%	2,654,681	25,999	3.93%
Interest receivable and other assets, net	75,416			98,972
Total assets	$3,285,805			$2,753,653
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$290,404	$825	1.14%	$255,665	$66	0.10%
Savings accounts[1]	139,522	758	2.18%	96,867	38	0.16%
Money market accounts[1]	1,283,353	8,136	2.54%	981,366	679	0.28%
Time accounts[1]	370,864	4,250	4.60%	174,991	238	0.55%
Subordinated debt and other borrowings[1]	80,192	1,246	6.23%	29,618	449	6.07%
Total interest-bearing liabilities	2,164,335	15,215	2.82%	1,538,507	1,470	0.38%
Demand accounts	828,748			969,053
Interest payable and other liabilities	28,034			13,937
Shareholders’ equity	264,688			232,156
Total liabilities and shareholders’ equity	$3,285,805			$2,753,653
Net interest spread[4]			2.53%			3.55%
Net interest income/margin[5]		$27,578	3.45%		$24,529	3.71%
1Interest income/expense is divided by the actual number of days in the period multiplied by the actual number of days in the year to correspond to stated interest rate terms, where applicable.
2Yields on available-for-sale securities are calculated based on fair value. Investment security interest is earned on 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.
3Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
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

	For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits with banks	$(1,413)	$3,113	$1,700
Investment securities	(93)	137	44
Loans held for investment and sale	9,415	5,635	15,050
Total interest-earning assets	7,909	8,885	16,794
Interest-bearing transaction accounts	99	660	759
Savings accounts	232	488	720
Money market accounts	1,915	5,542	7,457
Time accounts	2,245	1,767	4,012
Subordinated debt and other borrowings	785	12	797
Total interest-bearing liabilities	5,276	8,469	13,745
Changes in net interest income/margin	$2,633	$416	$3,049
Factors affecting interest income and yields
Interest income increased by $16.8 million, or 64.59%, to $42.8 million for the three months ended June 30, 2023 from $26.0 million for the corresponding period of 2022 due to the following:
•Rates. The average yields on interest-earning assets were 5.35% and 3.93% for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase in yield period-over-period was primarily due to increased yields earned on the loan portfolio from new originations and repricing on variable rate loans, combined with increases in yields earned on interest-earning deposits with banks, coinciding with the rise in the effective Federal Funds rate from 1.58% to 5.08% between June 30, 2022 and June 30, 2023.
•Volume. Average interest-earning assets increased by approximately $555.7 million period-over-period, primarily driven by new loan originations which drove increases in the average daily balances of loans for the three months ended June 30, 2023, partially offset by a decrease in interest-earning deposits held at other banks.
Factors affecting interest expense and rates
Interest expense increased by $13.7 million, or 935.03%, to $15.2 million for the three months ended June 30, 2023 from $1.5 million for the same period of 2022 due to the following:
•Rates. The average costs of interest-bearing liabilities were 2.82% and 0.38% for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase in cost period-over-period was primarily due to increases in the rates paid on interest-bearing deposit accounts, coinciding with the rise in the effective Federal Funds rate from 1.58% to 5.08% between June 30, 2022 and June 30, 2023. The average cost of subordinated debt and other borrowings increased from 6.07% to 6.23% for the three months ended June 30, 2022 and June 30, 2023, respectively, as the weighted average rate on subordinated notes outstanding was higher for the three months ended June 30, 2023 than for the three months ended June 30, 2022. Additionally, the cost of funds increased from 0.24% for the three months ended June 30, 2022 to 2.04% for the three months ended June 30, 2023.
•Volume. Average interest-bearing liabilities increased by $625.8 million period-over-period, primarily driven by increases in average balances of money market and time accounts of $302.0 million and $195.9 million, respectively, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Net interest income increased by $10.3 million, or 22.22%, to $56.7 million for the six months ended June 30, 2023 from $46.4 million for the six months ended June 30, 2022. Our net interest margin of 3.59% for the six months ended June 30,

2023 was consistent with net interest margin of 3.65% for the six months ended June 30, 2022. Additional detail relating to net interest margin in each period is provided below.
Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned and rates paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the six months ended June 30, 2023			For the six months ended June 30, 2022
(In thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits with banks[1]	$190,040	$4,385	4.65%	$316,590	$710	0.45%
Investment securities[1,2]	117,780	1,296	2.22%	140,857	1,169	1.67%
Loans held for investment and sale[1,3]	2,875,439	77,423	5.43%	2,102,382	46,991	4.51%
Total interest-earning assets[1]	3,183,259	83,104	5.26%	2,559,829	48,870	3.85%
Interest receivable and other assets, net	72,368			124,565
Total assets	$3,255,627			$2,684,394
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$332,101	$1,258	0.76%	$265,962	$136	0.10%
Savings accounts[1]	147,321	1,303	1.78%	93,842	63	0.14%
Money market accounts[1]	1,188,148	13,572	2.30%	951,012	1,046	0.22%
Time accounts[1]	336,044	7,214	4.33%	151,454	321	0.43%
Subordinated debt and other borrowings[1]	102,973	3,031	5.94%	29,005	892	6.20%
Total interest-bearing liabilities	2,106,587	26,378	2.53%	1,491,275	2,458	0.33%
Demand accounts	865,004			945,511
Interest payable and other liabilities	24,202			13,551
Shareholders’ equity	259,834			234,057
Total liabilities and shareholders’ equity	$3,255,627			$2,684,394
Net interest spread[4]			2.73%			3.52%
Net interest income/margin[5]		$56,726	3.59%		$46,412	3.65%
1Interest income/expense is divided by the actual number of days in the period multiplied by the actual number of days in the year to correspond to stated interest rate terms, where applicable.
2Yields on available-for-sale securities are calculated based on fair value. Investment security interest is earned on 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.
3Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
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

	For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
(In thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits with banks	$(2,929)	$6,604	$3,675
Investment securities	(253)	380	127
Loans held for investment and sale	20,797	9,635	30,432
Total interest-earning assets	17,615	16,619	34,234
Interest-bearing transaction accounts	250	872	1,122
Savings accounts	473	767	1,240
Money market accounts	2,706	9,820	12,526
Time accounts	3,957	2,936	6,893
Subordinated debt and other borrowings	2,177	(38)	2,139
Total interest-bearing liabilities	9,563	14,357	23,920
Changes in net interest income/margin	$8,052	$2,262	$10,314
Total interest income increased by $34.2 million, or 70.05%, to $83.1 million for the six months ended June 30, 2023 from $48.9 million for the corresponding period of 2022 due to the following:
•Rates. The average yields on interest-earning assets were 5.26% and 3.85% for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in yield period-over-period was primarily due to increased yields earned on the loan portfolio from new originations and repricing on variable rate loans, combined with increases in yields earned on interest-earning deposits with banks, coinciding with the rise in the effective Federal Funds rate from 0.07% at December 31, 2021 to 5.08% at June 30, 2023.
•Volume. Average interest-earning assets increased by approximately $623.4 million period-over-period, primarily driven by new loan originations, leading to an increase of approximately $773.1 million period-over-period in average loans held for investment and sale, partially offset by a decrease of approximately $126.6 million period-over-period in average interest-earning deposits with banks.
Total interest expense increased by $23.9 million, or 973.15%, to $26.4 million for the six months ended June 30, 2023 from $2.5 million for the same period of 2022 due to the following:
•Rates. The average costs of interest-bearing liabilities were 2.53% and 0.33% for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in cost period-over-period was primarily due to increases in rates paid on all types of interest-bearing deposit accounts, with the most significant changes due to increases on time and money market accounts. Rate increases across all interest-bearing deposit account types coincided with rise in the effective Federal Funds rate from 0.07% at December 31, 2021 to 5.08% at June 30, 2023. The rate paid on the new subordinated debt issuance remained relatively consistent with prior issuances. Additionally, the cost of funds increased from 0.20% for the six months ended June 30, 2022 to 1.79% for the six months ended June 30, 2023.
•Volume. Average interest-bearing liabilities increased by $615.3 million, or 41.26%, period-over-period, primarily driven by increases in average balances on all types of interest-bearing deposit accounts, with the most significant changes due to increases in time and money market accounts, as well as an increase period-over-period in subordinated debt and other borrowings due to the issuance of $75.0 million in aggregate principal amount of subordinated notes, partially offset by repayment of $28.8 million to existing tranches of subordinated debt.

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
Beginning January 1, 2023, we adopted ASC 326, which replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The CECL allowance model calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions. Under the CECL model, the calculated allowance for credit losses was $5.3 million higher on January 1, 2023 than the allowance under the incurred loss model. Utilizing CECL may have an impact on our allowance for credit losses going forward and resulted in a lack of comparability between the 2022 and 2023 periods.
Three months ended June 30, 2023 compared to three months ended June 30, 2022
We recorded a $1.3 million provision for credit losses in the second quarter of 2023, as compared to a $2.3 million provision for credit losses recorded for the same period of 2022. As explained above, utilizing CECL may result in a lack of comparability between the 2022 and 2023 periods. The provision recorded is primarily due to loan growth, loan product mix, and updates to the macroeconomic environment.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
We recorded a $2.2 million provision for credit losses in the first six months of 2023, as compared to a $3.2 million provision for credit losses for the same period of 2022. As explained above, utilizing CECL may result in a lack of comparability between the 2022 and 2023 periods. The provision recorded is primarily due to loan growth, loan product mix, and updates to the macroeconomic environment.
Non-interest Income
Non-interest income is a secondary contributor to our net income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Three months ended June 30, 2023 compared to three months ended June 30, 2022
The following table details the components of non-interest income for the periods indicated.

	For the three months ended
(dollars in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Service charges on deposit accounts	$135	$130	$5	3.85%
Gain on sale of loans	641	831	(190)	(22.86)%
Loan-related fees	389	757	(368)	(48.61)%
FHLB stock dividends	189	99	90	90.91%
Earnings on BOLI	126	101	25	24.75%
Other income	1,340	41	1,299	3,168.29%
Total non-interest income	$2,820	$1,959	$861	43.95%
Gain on sale of loans. The decrease in gain on sale of loans related primarily to an overall decline in the volume of loans sold during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, approximately $10.9 million of loans were sold with an effective yield of 5.89%, as compared to approximately $17.9 million of loans sold with an effective yield of 4.64% during the three months ended June 30, 2022.

Loan-related fees. The decrease in loan-related fees was primarily a result of $0.1 million of swap referral fees recognized during the three months ended June 30, 2023, as compared to $0.4 million of swap referral fees recognized during the three months ended June 30, 2022.
FHLB stock dividends. The increase in FHLB stock dividends was primarily due to increased yields on dividends between June 30, 2022 and June 30, 2023, corresponding with the rise in the effective Federal Funds rate over the same period.
Other income. The increase in other income resulted primarily from a $1.3 million gain recorded for distributions received from venture-backed fund investments during the three months ended June 30, 2023 which did not occur during the three months ended June 30, 2022.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
The following table details the components of non-interest income for the periods indicated.

	For the six months ended
(In thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Service charges on deposit accounts	$252	$238	$14	5.88%
Net gain on sale of securities	—	5	(5)	(100.00)%
Gain on sale of loans	1,239	1,749	(510)	(29.16)%
Loan-related fees	697	1,353	(656)	(48.48)%
FHLB stock dividends	382	201	181	90.05%
Earnings on BOLI	228	191	37	19.37%
Other income	1,393	386	1,007	260.88%
Total non-interest income	$4,191	$4,123	$68	1.65%
Gain on sale of loans. The decrease in gain on sale of loans related primarily to an overall decline in the volume and yields on loans sold during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, approximately $23.6 million of loans were sold with an effective yield of 5.26%, as compared to approximately $25.7 million of loans sold with an effective yield of 6.80% during the six months ended June 30, 2022.
Loan-related fees. The decrease in loan-related fees primarily related to $0.1 million of swap referral fees recognized during the six months ended June 30, 2023, as compared to $0.7 million recognized in the six months ended June 30, 2022.
FHLB stock dividends. The increase in FHLB stock dividends was primarily due to increased yields on dividends between June 30, 2022 and June 30, 2023, corresponding with the rise in the effective Federal Funds rate over the same period.
Other income. The increase in other income resulted primarily from a $1.3 million gain recorded for distributions received from venture-backed fund investments during the six months ended June 30, 2023 which did not occur during the six months ended June 30, 2022.
Non-interest Expense
Non-interest expense includes salaries and employee benefits, occupancy and equipment, data processing and software, FDIC insurance, professional services, advertising and promotional, loan-related expenses, and other operating expenses. In evaluating our level of non-interest expense, we closely monitor the Company’s efficiency ratio, which is calculated as non-interest expense divided by the sum of net interest income and non-interest income. We constantly seek to identify ways to streamline our business and operate more efficiently in order to reduce our non-interest expense over time as a percentage of our revenue, while continuing to achieve growth in total loans and assets.
Over the past several years, we have invested significant resources in personnel, technology, and infrastructure. As we execute initiatives based on growth, we expect non-interest expense to grow. Non-interest expense has increased throughout the periods presented below; however, we expect our efficiency ratio will improve going forward due, in part, to our past investment in infrastructure.

Three months ended June 30, 2023 compared to three months ended June 30, 2022
The following table details the components of non-interest expense for the periods indicated.

	For the three months ended
(dollars in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Salaries and employee benefits	$6,421	$5,553	$868	15.63%
Occupancy and equipment	551	513	38	7.41%
Data processing and software	1,013	739	274	37.08%
FDIC insurance	410	245	165	67.35%
Professional services	586	568	18	3.17%
Advertising and promotional	733	484	249	51.45%
Loan-related expenses	324	389	(65)	(16.71)%
Other operating expenses	1,941	1,714	227	13.24%
Total non-interest expense	$11,979	$10,205	$1,774	17.38%
Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of: (i) a $0.6 million increase in salaries, insurance, and benefits as a result of a 7.56% increase in headcount and (ii) a $0.5 million decrease in loan origination costs due to lower loan production during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. These increases were partially offset by $0.2 million of lower commission expenses due to lower loan production during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
Data processing and software. The increase in data processing and software costs was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
FDIC insurance. The increase related primarily to a final rule adopted by the FDIC to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. FDIC insurance also increased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to a $482.8 million increase in the assessment base period-over-period.
Advertising and promotional. The increase in advertising and promotional costs was primarily due to a $0.2 million increase in business development expenses incurred in relation to an increased customer base and an increase in the number of Business Development Officers from 21 as of June 30, 2022 to 23 as of June 30, 2023.
Other operating expenses. The increase in other operating expenses was primarily due to an overall increase in travel, conference fees, and professional membership fees during the three months June 30, 2023, as compared to the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to six months ended June 30, 2022
The following table details the components of non-interest expense for the periods indicated.

	For the six months ended
(In thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Salaries and employee benefits	$13,039	$11,228	$1,811	16.13%
Occupancy and equipment	1,074	1,033	41	3.97%
Data processing and software	1,885	1,455	430	29.55%
FDIC insurance	812	410	402	98.05%
Professional services	1,217	1,122	95	8.47%
Advertising and promotional	1,151	828	323	39.01%
Loan-related expenses	579	667	(88)	(13.19)%
Other operating expenses	3,340	3,037	303	9.98%
Total non-interest expense	$23,097	$19,780	$3,317	16.77%
Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of: (i) a $1.3 million increase in salaries, insurance, and benefits as a result of a 7.56% increase in headcount; (ii) a $1.1 million decrease in loan origination costs due to lower loan production period-over-period; and (iii) a $0.3 million increase in bonus expense during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. These increases were partially offset by a reduction of $0.9 million of commission expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Data processing and software. The increase in data processing and software was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
FDIC insurance. The increase related primarily to a final rule adopted by the FDIC to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. FDIC insurance also increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to a $482.8 million increase in the assessment base period-over-period.
Advertising and promotional. The increase in advertising and promotional costs was primarily due to a $0.3 million increase in business development expenses incurred in relation to an increased customer base and a 9.52% increase in the number of Business Development Officers from 21 as of June 30, 2022 to 23 as of June 30, 2023.
Other operating expenses. The increase in other operating expenses was primarily due to a $0.2 million increase in travel, conference fees, and professional membership fees during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Provision for Income Taxes
Three months ended June 30, 2023 compared to three months ended June 30, 2022
The provision for income tax was $4.4 million for the three months ended June 30, 2023, compared to $4.1 million for the three months ended June 30, 2022. The increase was primarily due to an overall increase in pre-tax income period-over-period, which was partially offset by a $0.5 million state tax benefit recorded during the three months ended June 30, 2023 relating to an overall reduction in the state tax blended rate for the Company since its transition to a C Corporation. The effective income tax rates for the three months ended June 30, 2023 and 2022 were 25.86% and 29.07%, respectively.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
The provision for income taxes was $9.8 million for the six months ended June 30, 2023, compared to $7.7 million for the six months ended June 30, 2022. The increase was primarily due to an overall increase in pre-tax income period-over-period, which was partially offset by a $0.5 million state tax benefit recorded during the six months ended June 30, 2023 relating to an overall reduction in the state tax blended rate for the Company since its transition to a C Corporation. The effective tax rates for the six months ended June 30, 2023 and 2022 were 27.42% and 28.09%, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of June 30, 2023 to our financial condition as of December 31, 2022. The following table summarizes selected components of our unaudited consolidated balance sheets as of June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Total assets	$3,402,701	$3,227,159
Cash and cash equivalents	300,123	259,991
Total investments	114,280	119,744
Loans held for investment	2,927,411	2,791,326
Total deposits	2,929,739	2,782,004
Subordinated notes, net	73,677	73,606
Total shareholders’ equity	269,140	252,825
Total Assets
At June 30, 2023, total assets were $3.4 billion, an increase of $175.5 million from $3.2 billion at December 31, 2022, primarily due to increases in cash and cash equivalents of $40.1 million and loans held for investment of $136.1 million.
Cash and Cash Equivalents
Total cash and cash equivalents were $300.1 million at June 30, 2023, an increase of $40.1 million from $260.0 million at December 31, 2022. The increase in cash and cash equivalents was primarily due to an increase in deposits of $147.7 million and net income of $25.9 million, partially offset by loan originations, net of repayments, of $128.8 million.
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
Our total securities available-for-sale and held-to-maturity amounted to $114.3 million at June 30, 2023 and $119.7 million at December 31, 2022, representing a decrease of $5.4 million period-over-period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $5.5 million, partially offset by an unrealized gain on securities of $0.7 million, with the remainder of the change due to amortization on premiums. For the three months ended June 30, 2023, other comprehensive loss was $1.0 million, primarily due to rate changes and other market conditions on securities.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

	As of
	June 30, 2023		December 31, 2022
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agencies	$12,137	10.63%	$14,173	11.84%
Mortgage-backed securities	58,079	50.82%	61,271	51.17%
Obligations of states and political subdivisions	38,479	33.67%	38,426	32.09%
Collateralized mortgage obligations	359	0.31%	395	0.33%
Corporate bonds	1,740	1.52%	1,723	1.44%
Total available-for-sale	110,794	96.95%	115,988	96.87%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	3,486	3.05%	3,756	3.13%
Total	$114,280	100.00%	$119,744	100.00%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of June 30, 2023:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale:
U.S. government agencies	$—	—%	$949	3.07%	$2,317	4.62%	$8,871	5.15%	$12,137	4.89%
Mortgage-backed securities	—	—%	—	—%	659	2.74%	57,420	1.68%	58,079	1.69%
Obligations of states and political subdivisions	—	—%	—	—%	5,204	1.62%	33,275	1.76%	38,479	1.74%
Collateralized mortgage obligations	—	—%	—	—%	359	1.77%	—	—%	359	1.77%
Corporate bonds	—	—%	1,740	1.25%	—	—%	—	—%	1,740	1.25%
Total available-for-sale	—	—%	2,689	1.89%	8,539	2.52%	99,566	2.02%	110,794	2.05%

Held-to-maturity:
Obligations of states and political subdivisions	326	6.00%	950	6.00%	1,375	6.00%	835	6.00%	3,486	6.00%
Total	$326	6.00%	$3,639	2.96%	$9,914	3.01%	$100,401	2.05%	$114,280	2.17%

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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting. As of June 30, 2023 and December 31, 2022, our total loans amounted to $2.9 billion and $2.8 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,512,741	85.51%	$2,394,674	85.44%
Commercial land and development	15,199	0.52%	7,477	0.27%
Commercial construction	100,514	3.42%	88,669	3.16%
Residential construction	13,913	0.47%	6,693	0.24%
Residential	22,501	0.77%	24,230	0.86%
Farmland	51,349	1.75%	52,478	1.87%
Commercial:
Secured	158,959	5.41%	165,186	5.89%
Unsecured	23,190	0.79%	25,431	0.91%
Consumer and other	31,455	1.07%	28,628	1.02%
Loans held for investment, gross	2,929,821	99.71%	2,793,466	99.66%

Loans held for sale:
Commercial	8,559	0.29%	9,416	0.34%
Total loans, gross	2,938,380	100.00%	2,802,882	100.00%
Net deferred loan fees	(2,410)		(2,140)
Total loans	$2,935,970		$2,800,742
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

The following tables present the commercial real estate loan balance, associated percentage of commercial real estate concentrations, estimated real estate collateral values, and related loan-to-value (“LTV”) ranges by collateral type as of the dates indicated. Revolving lines of credit with zero balance and 0.00% LTV are excluded from this table. Collateral values are determined at origination using third-party real estate appraisals or evaluations. Updated appraisals, which are included in the table below, are obtained for loans that are downgraded to watch or substandard. Loans over $2.0 million are reviewed annually, at which time an internal assessment of collateral values is completed.

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
June 30, 2023
Manufactured home community	$746,665	29.72%	$1,299,605	16.95%	74.41%
RV Park	318,464	12.67%	548,501	18.47%	75.00%
Retail	267,518	10.65%	500,294	13.93%	74.67%
Multifamily	203,035	8.08%	411,205	3.85%	75.00%
Industrial	174,518	6.95%	417,111	9.19%	75.00%
Faith-based	170,987	6.80%	443,383	1.20%	74.92%
Mini storage	158,539	6.31%	322,574	16.71%	70.00%
Office	133,563	5.32%	290,399	3.07%	73.97%
All other types[1]	339,452	13.50%	703,344	4.00%	152.64%
Total[2]	$2,512,741	100.00%	$4,936,416

December 31, 2022
Manufactured home community	$673,891	28.14%	$1,174,642	17.10%	78.19%
RV Park	292,886	12.23%	506,041	18.64%	77.89%
Retail	264,599	11.05%	490,291	16.48%	73.93%
Multifamily	202,203	8.44%	459,695	14.19%	75.00%
Industrial	166,403	6.95%	366,291	10.77%	75.00%
Mini storage	158,650	6.63%	289,820	20.20%	70.04%
Faith-based	146,740	6.13%	383,321	3.19%	73.55%
Office	145,899	6.09%	310,248	6.66%	74.68%
All other types[1]	343,403	14.34%	704,984	—%	152.96%
Total[2]	$2,394,674	100.00%	$4,685,333
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% commercial real estate concentration and include hospitality properties, auto dealerships, car washes, assisted living communities, country clubs, gas stations/convenience stores, medical offices, special purpose properties, mortuaries, restaurants, and schools.
2Minimum LTV and Maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 89.79% of loans held for investment at June 30, 2023. Commercial secured lending represents 5.43% of loans held for investment at June 30, 2023. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 675.66% and 680.34% as of June 30, 2023 and December 31, 2022, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of June 30, 2023. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.
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
The following table sets forth the contractual maturities of our loan portfolio as of June 30, 2023:

(in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$39,367	$206,609	$2,201,094	$65,671	$2,512,741
Commercial land and development	10,090	4,307	802	—	15,199
Commercial construction	17,673	30,941	51,900	—	100,514
Residential construction	6,434	5,779	1,700	—	13,913
Residential	293	6,027	15,204	977	22,501
Farmland	2,225	3,958	45,166	—	51,349
Commercial:
Secured	38,040	36,350	92,714	414	167,518
Unsecured	538	10,257	12,395	—	23,190
Consumer and other	1,259	7,403	22,793	—	31,455
Total	$115,919	$311,631	$2,443,768	$67,062	$2,938,380
The following table sets forth the contractual maturities of our loan portfolio as of December 31, 2022:

(in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$19,406	$227,519	$2,083,818	$63,931	$2,394,674
Commercial land and development	1,611	5,053	813	—	7,477
Commercial construction	1,957	37,510	49,202	—	88,669
Residential construction	594	4,783	1,316	—	6,693
Residential	348	6,635	16,248	999	24,230
Farmland	992	5,685	45,801	—	52,478
Commercial:
Secured	36,154	46,814	88,418	3,216	174,602
Unsecured	55	10,347	15,029	—	25,431
Consumer and other	1,321	8,234	19,067	6	28,628
Total	$62,438	$352,580	$2,319,712	$68,152	$2,802,882

The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of June 30, 2023:

(in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$552,420	$1,960,321	$2,512,741
Commercial land and development	10,107	5,092	15,199
Commercial construction	1,405	99,109	100,514
Residential construction	3,913	10,000	13,913
Residential	1,331	21,170	22,501
Farmland	5,971	45,378	51,349
Commercial:
Secured	37,302	130,216	167,518
Unsecured	15,772	7,418	23,190
Consumer and other	31,374	81	31,455
Total	$659,595	$2,278,785	$2,938,380
The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of December 31, 2022:

(in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$552,206	$1,842,468	$2,394,674
Commercial land and development	1,514	5,963	7,477
Commercial construction	1,405	87,264	88,669
Residential construction	3,366	3,327	6,693
Residential	1,531	22,699	24,230
Farmland	6,261	46,217	52,478
Commercial:
Secured	37,517	137,085	174,602
Unsecured	16,767	8,664	25,431
Consumer and other	28,547	81	28,628
Total	$649,114	$2,153,768	$2,802,882
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
SBA Loans
During the three and six months ended June 30, 2023, the Company sold 46 and 101 SBA 7(a) loans, respectively, with government guaranteed portions totaling $10.9 million and $23.6 million, respectively. The Company received gross proceeds of $11.5 million and $24.8 million on the loans sold during the three and six months ended June 30, 2023, respectively, resulting in the recognition of net gains on sale of $0.6 million and $1.2 million, respectively, during the same periods.
Non-accrual Loans
The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

	As of
(dollars in thousands)	June 30, 2023	December 31, 2022
Non-accrual loans:
Real estate:
Commercial	$—	$106
Residential	175	175
Commercial:
Secured	112	123
Total non-accrual loans	287	404

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	287	404

Real estate owned	—	—
Total nonperforming assets	$287	$404

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	11,839.25%	7,026.98%
Nonperforming loans to loans held for investment	0.01%	0.01%
Nonperforming assets to total assets	0.01%	0.01%
Nonperforming loans plus performing LMs to loans held for investment	0.01%	0.01%

The ratio of nonperforming loans to loans held for investment remained consistent at 0.01% as of December 31, 2022 and June 30, 2023.
Potential Problem Loans
We utilize a risk grading system for our loans to aid us in evaluating the overall credit quality of our real estate loan portfolio and assessing the adequacy of our allowance for credit losses. All loans are grouped into a risk category at the time of origination. Commercial real estate loans over $2.0 million are reevaluated at least annually for proper classification in conjunction with our review of property and borrower financial information. All loans are reevaluated for proper risk grading as new information such as payment patterns, collateral condition, and other relevant information comes to our attention.
The banking industry defines loans graded substandard or doubtful as “classified” loans. The following table shows our levels of classified loans as of the periods indicated:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
June 30, 2023
Real estate:
Commercial	$2,495,583	$17,158	$—	$—	$2,512,741
Commercial land and development	15,199	—	—	—	15,199
Commercial construction	94,615	5,899	—	—	100,514
Residential construction	13,913	—	—	—	13,913
Residential	22,326	—	175	—	22,501
Farmland	51,349	—	—	—	51,349
Commercial:
Secured	157,812	1,035	112	—	158,959
Unsecured	23,190	—	—	—	23,190
Consumer	31,433	—	22	—	31,455
Total	$2,905,420	$24,092	$309	$—	$2,929,821

December 31, 2022
Real estate:
Commercial	$2,379,766	$14,802	$106	$—	$2,394,674
Commercial land and development	7,477	—	—	—	7,477
Commercial construction	82,769	5,900	—	—	88,669
Residential construction	6,693	—	—	—	6,693
Residential	24,055	—	175	—	24,230
Farmland	52,478	—	—	—	52,478
Commercial:
Secured	163,879	1,184	123	—	165,186
Unsecured	25,431	—	—	—	25,431
Consumer	28,602	—	26	—	28,628
Total	$2,771,150	$21,886	$430	$—	$2,793,466
Loans designated as watch and substandard, which are not considered adversely classified, increased to $24.4 million at June 30, 2023 from $22.3 million at December 31, 2022. There were no loans with doubtful risk grades at June 30, 2023 or December 31, 2022.

Allowance for Credit Losses - Loans
The allowance for credit losses - loans is established through a provision for credit losses charged to operations. Provisions are charged against the allowance for credit losses - loans when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses - loans.
The allowance for credit losses - loans is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
At June 30, 2023, the Company’s allowance for credit losses - loans was $34.0 million, as compared to $28.4 million at December 31, 2022. The $5.6 million increase in the allowance is due to a $5.3 million adjustment recorded in connection with the adoption of ASC 326 and a $1.8 million provision for credit losses recorded during the six months ended June 30, 2023, partially offset by net charge-offs of $1.5 million during the same period.
While the entire allowance for credit losses - loans is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for credit losses by loan category, and the percentage of the allowance for credit losses in each category, for the periods indicated.

	June 30, 2023		December 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial	$27,553	81.08%	$19,216	67.69%
Commercial land and development	184	0.54%	54	0.19%
Commercial construction	1,212	3.57%	645	2.27%
Residential construction	217	0.64%	49	0.17%
Residential	152	0.45%	175	0.62%
Farmland	236	0.69%	644	2.27%
Commercial:
Secured	3,751	11.04%	7,098	25.00%
Unsecured	209	0.61%	116	0.41%
Consumer and other	470	1.38%	347	1.22%
Unallocated	—	—%	45	0.16%
Total allowance for credit losses	$33,984	100.00%	$28,389	100.00%
The ratio of allowance for credit losses to total loans held for investment was 1.16% at June 30, 2023, as compared to 1.02% at December 31, 2022. The ratio of nonperforming loans to total loans held for investment remained consistent at 0.01% at both June 30, 2023 and December 31, 2022.

The following table provides information on the activity within the allowance for credit losses - loans as of and for the periods indicated:

	As of and for the three months ended
	June 30, 2023		June 30, 2022
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$2,904,194		$2,217,426

Allowance for credit losses - loans	$34,172		$23,904

Net (charge-offs) recoveries:
Commercial:
Secured	(1,077)	(0.04)%	(233)	(0.01)%
PPP	—	—%	(21)	—%
Consumer and other	(31)	—%	(114)	(0.01)%
Net charge-offs	(1,108)	(0.04)%	(368)	(0.02)%

Provision for credit losses	920		2,250

Allowance for credit losses - loans	$33,984		$25,786

Loans held for investment	$2,927,411		$2,380,511
Allowance for credit losses - loans to loans held for investment	1.16%		1.08%

	As of and for the six months ended
	June 30, 2023		June 30, 2022
(In thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$2,865,323		$2,093,891

Allowance for credit losses - loans	$28,389		$23,243
Effect of adoption of ASC 326	5,262		—

Net (charge-offs) recoveries:
Commercial:
Secured	(1,472)	(0.05)%	(497)	(0.02)%
PPP	—	—%	(21)	—%
Consumer and other	(15)	—%	(139)	(0.01)%
Net charge-offs	(1,487)	(0.05)%	(657)	(0.03)%

Provision for credit losses	1,820		3,200

Allowance for credit losses - loans	$33,984		$25,786

Loans held for investment	$2,927,411		$2,380,511
Allowance for credit losses - loans to loans held for investment	1.16%		1.08%
The allowance for credit losses - loans to loans held for investment increased from 1.08% as of June 30, 2022 to 1.16% as of June 30, 2023. Net charge-offs as a percent of average loans held for investment increased from 0.02% to 0.04% for the three months ended June 30, 2022 and June 30, 2023, respectively. Net charge-offs as a percent of average loans held for investment increased from 0.03% to 0.05% for the six months ended June 30, 2022 and June 30, 2023, respectively.
Liabilities
During the first six months of 2023, total liabilities increased by $159.2 million from $3.0 billion as of December 31, 2022 to $3.1 billion as of June 30, 2023. This increase was primarily due to an increase in total deposits of $147.7 million, comprised of an increase of $285.3 million in interest-bearing deposits, partially offset by a decrease of $137.5 million in non-interest-bearing deposits.
Deposits
Representing 93.50% of our total liabilities as of June 30, 2023, deposits are our primary source of funding for our business operations.
Total deposits increased by $147.7 million, or 5.31%, to $2.9 billion at June 30, 2023 from $2.8 billion at December 31, 2022. Deposit increases were primarily attributable to an increase in the number of new relationships, as well as normal fluctuations in some of our larger accounts. Non-interest-bearing deposits decreased by $137.5 million from December 31, 2022 to $833.7 million at June 30, 2023, representing 28.46% of total deposits at that date, as compared to 34.91% of total deposits at December 31, 2022. Our loan to deposit ratio was 100.21% at June 30, 2023, as compared to 100.67% at December 31, 2022. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	For the three months ended
	June 30, 2023			June 30, 2022
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$290,404	1.14%	9.97%	$255,665	0.10%	10.32%
Money market and savings accounts	1,422,875	2.50%	48.85%	1,078,233	0.27%	43.51%
Time accounts	370,864	4.60%	12.73%	174,991	0.55%	7.06%
Demand accounts	828,748	—%	28.45%	969,053	—%	39.11%
Total deposits	$2,912,891	1.92%	100.00%	$2,477,942	0.17%	100.00%

	For the six months ended
	June 30, 2023			June 30, 2022
(In thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$332,101	0.76%	11.58%	$265,962	0.10%	11.05%
Money market and savings accounts	1,335,469	2.24%	46.56%	1,044,854	0.21%	43.39%
Time accounts	336,044	4.33%	11.71%	151,454	0.43%	6.29%
Demand accounts	865,004	—%	30.15%	945,511	—%	39.27%
Total deposits	$2,868,618	1.64%	100.00%	$2,407,781	0.13%	100.00%
Uninsured and uncollateralized deposits totaled $1.0 billion and $1.2 billion at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, our 36 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 49.56% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 9 years. As of December 31, 2022, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 52.15% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
Municipalities	$622,489	$601,968
Non-profits	221,397	195,996
Businesses	498,239	527,921
Brokered deposits	109,985	124,993
Total	$1,452,110	$1,450,878
Our largest single deposit relationship at June 30, 2023 related to a non-profit association that supports hospitals and health systems. The balances for this customer were $210.0 million, or approximately 7.17% of total deposits, as of that date. At December 31, 2022, our largest single deposit relationship related to a government agency and had balances of $180.0 million, or 6.47% of total deposits as of that date.

The following table sets forth the maturity of time deposits as of June 30, 2023:

(in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$56,591	$110,646	$167,237	$52,591
Over three through six months	128,776	3,503	132,279	127,026
Over six through twelve months	37,631	16,479	54,110	35,131
Over twelve months	23,125	1,149	24,274	20,875
Total	$246,123	$131,777	$377,900	$235,623
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were borrowings of $100.0 million outstanding as of June 30, 2023 and as of December 31, 2022.
In 2022, we issued subordinated notes of $75.0 million. This debt was issued to investors in private placement transactions. See Note 6, Long Term Debt and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding these subordinated notes. The proceeds of the notes qualify as Tier 2 capital for the Company under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of June 30, 2023:

(in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (8.59% as of June 30, 2023) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $269.1 million at June 30, 2023 and $252.8 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to net income recognized of $25.9 million and a $0.5 million increase in accumulated other comprehensive income, partially offset by a decrease of $4.5 million to retained earnings, net of tax effect, relating to the adoption of ASC 326 on January 1, 2023 and $6.0 million in cash dividends paid during the six months ended June 30, 2023.
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
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of June 30, 2023, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the six months ended June 30, 2023, we had cash outflows of $128.8 million in loan originations and advances, net of principal collected, and $32.1 million in loans originated for sale.

Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2023, total off-balance sheet commitments totaled $450.3 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the six months ended June 30, 2023, we had cash inflows related to an increase in deposits of $147.7 million, primarily as a result of an increase in the number of new relationships and fluctuations in existing accounts.
During the twelve months following June 30, 2023, approximately $353.6 million of time deposits are expected to mature. These deposits may not renew due to general competition. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, combined with our liquid investment portfolio, provides a stable funding base.
At June 30, 2023, cash and cash equivalents represented 10.24% of total deposits.
Investment Securities
Our investment securities totaled $114.3 million at June 30, 2023. Mortgage-backed securities and obligations of states and political subdivisions comprised 50.82% and 33.67% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $7.5 million from our securities over the twelve months following June 30, 2023. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the six months ended June 30, 2023, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $5.5 million. Additionally, at June 30, 2023, securities available-for-sale totaled $110.8 million, of which $109.9 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2023, the Bank had outstanding borrowings of $100.0 million and a total financing availability of $342.6 million, net of letters of credit issued of $606.5 million.
Federal Reserve Discount Window and Correspondent Bank Lines of Credit
At June 30, 2023, unused and available amounts for borrowing from the Federal Reserve Discount Window and correspondent bank lines of credit were $72.8 million and $175.0 million, respectively.

Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth below) was approximately $890.6 million as of June 30, 2023.

	June 30, 2023			Available
(in thousands)	Line of Credit	Letters of Credit Issued	Borrowings
FHLB advances	$1,049,106	$606,500	$100,000	$342,606
Federal Reserve Discount Window	72,842	—	—	72,842
Correspondent bank lines of credit	175,000	—	—	175,000
Cash and cash equivalents	—	—	—	300,123
Total	$1,296,948	$606,500	$100,000	$890,571
Future Contractual Obligations
Our estimated future contractual obligations as of June 30, 2023 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $5.3 million. We have a current obligation of $299.5 million and a long-term obligation of $78.4 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $73.7 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $450.3 million.
Dividends
The Company paid dividends to its shareholders totaling $3.5 million during the three months ended June 30, 2023.
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
Impact of Inflation
Our unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

Historical Information
The following table summarizes our consolidated cash flow activities:

	Six months ended June 30,
(in thousands)	2023	2022	$ Change
Net cash provided by operating activities	$25,621	$11,332	$14,289
Net cash used in investing activities	(127,184)	(431,197)	304,013
Net cash provided by financing activities	141,695	265,294	(123,599)
Operating Activities
Net cash provided by operating activities increased by $14.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
Investing Activities
Net cash used in investing activities decreased by $304.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to decreased loan origination growth.
Financing Activities
Net cash provided by financing activities decreased by $123.6 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to decreased deposit growth.
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
Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, we had been operating under the Small Bank Holding Company Policy Statement, which provides an exemption from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements. Having passed this threshold as of September 30, 2022, we are no longer subject to this policy statement and our capital adequacy is evaluated relative to the Federal Reserve’s generally applicable capital requirements. Additionally, as of June 30, 2023, the Company’s consolidated assets are in excess of $3.0 billion, and as a consequence, beginning in March 2024, the Company will no longer prepare and file financial reports with the Federal Reserve as a small bank holding company and will be subject to capital ratio requirements for bank holding companies.
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank also is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of June 30, 2023, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.

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
The capital adequacy ratios as of June 30, 2023 and December 31, 2022 for Bancorp and the Bank are presented in the following tables. As of June 30, 2023 and December 31, 2022, Bancorp’s Tier 2 capital included subordinated debt, which was not included at the Bank level. Eligible amounts of subordinated debt included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Capital Ratios for Bancorp	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital (to risk-weighted assets)	$389,020	12.43%	$250,375	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$283,180	9.05%	$187,744	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$283,180	9.05%	$140,808	4.50%	N/A	N/A
Tier 1 leverage	$283,180	8.66%	$130,799	4.00%	N/A	N/A
December 31, 2022
Total capital (to risk-weighted assets)	$366,113	12.46%	$235,065	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$176,191	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$132,144	4.50%	N/A	N/A
Tier 1 leverage	$263,993	8.60%	$122,788	4.00%	N/A	N/A

Capital Ratios for the Bank	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital (to risk-weighted assets)	$377,490	12.08%	$249,993	8.00%	$312,492	10.00%
Tier 1 capital (to risk-weighted assets)	$345,327	11.05%	$187,508	6.00%	$250,010	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$345,327	11.05%	$140,631	4.50%	$203,133	6.50%
Tier 1 leverage	$345,327	10.58%	$130,558	4.00%	$163,198	5.00%
December 31, 2022
Total capital (to risk-weighted assets)	$356,301	12.14%	$234,795	8.00%	$293,494	10.00%
Tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$176,072	6.00%	$234,763	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$132,054	4.50%	$190,745	6.50%
Tier 1 leverage	$327,788	10.69%	$122,652	4.00%	$153,315	5.00%
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
Recent Legislative and Regulatory Developments
Potential Regulatory Reform in Response to Recent Bank Failures
The recent failures of Silicon Valley Bank (Santa Clara, California), Signature Bank (New York, New York), and First Republic Bank (San Francisco, California) in March and May, 2023, may lead to regulatory changes and initiatives that could impact the Company. For example, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these bank failures. On April 28, 2023, the Federal Reserve and the FDIC issued reports on the failures of Silicon Valley Bank and Signature Bank, respectively, identifying potential causes that the federal banking agencies may seek to address through changes to their supervisory and regulatory policies. Additionally, agency officials, including the Vice Chair for Supervision of the Board of Governors of the Federal Reserve System, have called for changes to the manner in which banks’ capital, interest rate, and liquidity risks are supervised and regulated. The extent of final actions to be taken by the regulatory agencies in response to these bank failures, including the potential changes discussed by the Vice Chair or highlighted in the Federal Reserve and FDIC reports, remains unclear.
Bank Term Funding Program
The Federal Reserve created the Bank Term Funding Program (the “BTFP”) in response to recent concerns over liquidity in the banking sector. This program provides funding to eligible depository institutions to help ensure that banks can meet the needs of all depositors. The BTFP offers one-year loans to banks pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasury securities, U.S. agency securities, and U.S. agency mortgage-backed securities. At June 30, 2023, the Company had neither used nor established borrowing capacity with the BTFP.

Small Business Lending Data Collection Rule
On March 30, 2023, the Consumer Financial Protection Bureau finalized a rule under Section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The Company is evaluating the impact of the new rule.
The rule is scheduled to take effect on August 29, 2023, and requires compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates.
Third Party Risk Management Guidance
On June 6, 2023, the FDIC, the Federal Reserve, and the OCC issued final guidance providing sound principles that support a risk-based approach to third-party risk management. The Company is evaluating the impact of this guidance on its practices.

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-Q.

2022 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2022	Federal Reserve	Board of Governors of the Federal Reserve System
ACL	Allowance for Credit Losses	GAAP	Generally Accepted Accounting Principles in the U.S.
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government Sponsored Entity
AFS	Available-for-Sale	ICS	Insured Cash Sweep®
Bancorp	Five Star Bancorp and its subsidiary	IPO	Initial Public Offering
Bank	Five Star Bank	LM	Loan modification made to borrower experiencing financial difficulty
Basel III	A capital framework and rules for U.S. banking organizations	NI	Net Income
BOLI	Bank-Owned Life Insurance	NIM	Net Interest Margin
CDARS	Certificate of Deposit Account Registry Service®	OCC	The Office of the Comptroller of the Currency
CECL	Current expected credit loss model for recognition of credit losses under ASC 326	OCI	Other Comprehensive Income
C&I	Commercial & Industrial	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	ROAA	Return on Average Assets, annualized
EPS	Earnings per Share	ROAE	Return on Average Equity, annualized
FASB	Financial Accounting Standards Board	ROUA	Right-of-Use Asset
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
FHLB	Federal Home Loan Bank of San Francisco	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	TDR	Troubled Debt Restructuring

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable for a smaller reporting company.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2023 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s 2022 Annual Report on Form 10-K, previously filed with the SEC.
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

Five Star Bancorp
(registrant)

August 9, 2023	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

August 9, 2023	/s/ Heather C. Luck
Date	Heather C. Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)