Form 10-Q
period 2023-09-30
FIVE STAR BANCORP
filed 2023-11-08
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Yes ☐ No ☒
As of November 3, 2023, there were 17,257,023 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
September 30, 2023

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from financial institutions	$26,744	$32,561
Interest-bearing deposits in banks	296,804	227,430
Cash and cash equivalents	323,548	259,991
Time deposits in banks	6,971	9,849
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at September 30, 2023 and December 31, 2022 (amortized cost of $126,703 and $135,087 at September 30, 2023 and December 31, 2022, respectively)	104,086	115,988
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at September 30, 2023 and $0 at December 31, 2022 (fair value of $2,811 and $3,432 at September 30, 2023 and December 31, 2022, respectively)	3,104	3,756
Loans held for sale	9,326	9,416
Loans held for investment	3,009,930	2,791,326
Allowance for credit losses - loans	(34,028)	(28,389)
Loans held for investment, net of allowance for credit losses	2,975,902	2,762,937
FHLB stock	15,000	10,890
Operating leases, right-of-use asset, net	4,799	3,981
Premises and equipment, net	1,564	1,605
Bank-owned life insurance	17,023	14,669
Interest receivable and other assets	43,717	34,077
Total assets	$3,505,040	$3,227,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$833,434	$968,749
Interest-bearing	2,198,776	1,813,255
Total deposits	3,032,210	2,782,004
Borrowings:
FHLB advances	90,000	100,000
Subordinated debt, net	73,713	73,606
Operating lease liability	5,043	4,243
Interest payable and other liabilities	30,050	14,481
Total liabilities	3,231,016	2,974,334
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,257,357 shares issued and outstanding at September 30, 2023; 17,241,926 shares issued and outstanding at December 31, 2022	220,266	219,543
Retained earnings	69,689	46,736
Accumulated other comprehensive loss, net	(15,931)	(13,454)
Total shareholders’ equity	274,024	252,825
Total liabilities and shareholders’ equity	$3,505,040	$3,227,159
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Interest and fee income:
Loans, including fees	$41,861	$29,886	$119,284	$76,877
Taxable securities	472	439	1,401	1,252
Nontaxable securities	181	176	548	532
Interest-bearing deposits in other banks	2,584	1,145	6,969	1,855
Total interest and fee income	45,098	31,646	128,202	80,516

Interest expense:
Deposits	16,386	2,817	39,733	4,383
FHLB advances	75	47	783	52
Subordinated debt	1,161	1,259	3,484	2,146
Total interest expense	17,622	4,123	44,000	6,581

Net interest income	27,476	27,523	84,202	73,935
Provision for credit losses	1,050	2,250	3,200	5,450
Net interest income after provision for credit losses	26,426	25,273	81,002	68,485

Non-interest income:
Service charges on deposit accounts	158	132	410	370
Net gain on sale of securities available-for-sale	—	—	—	5
Gain on sale of loans	396	548	1,635	2,297
Loan-related fees	355	447	1,052	1,800
FHLB stock dividends	274	152	656	353
Earnings on BOLI	127	102	355	293
Other	74	52	1,467	438
Total non-interest income	1,384	1,433	5,575	5,556

Non-interest expense:
Salaries and employee benefits	6,876	5,645	19,915	16,873
Occupancy and equipment	561	515	1,635	1,548
Data processing and software	1,020	797	2,905	2,252
FDIC insurance	375	195	1,187	605
Professional services	700	792	1,917	1,914
Advertising and promotional	535	512	1,686	1,340
Loan-related expenses	345	262	924	929
Other operating expenses	1,603	1,454	4,943	4,491
Total non-interest expense	12,015	10,172	35,112	29,952

Income before provision for income taxes	15,795	16,534	51,465	44,089

Provision for income taxes	4,750	4,830	14,530	12,570

Net income	$11,045	$11,704	$36,935	$31,519

Basic earnings per common share	$0.64	$0.68	$2.15	$1.84
Diluted earnings per common share	$0.64	$0.68	$2.15	$1.84
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$11,045	$11,704	$36,935	$31,519

Unrealized (losses) on securities:
Net unrealized holding (losses) on securities available-for-sale during the period	(4,195)	(4,718)	(3,516)	(22,005)
Reclassification adjustment for net realized (losses) included in net income	—	—	—	(5)
Income tax (benefit) related to items of other comprehensive income	(1,240)	(1,395)	(1,039)	(6,506)
Other comprehensive (loss)	(2,955)	(3,323)	(2,477)	(15,504)

Total comprehensive income	$8,090	$8,381	$34,458	$16,015
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2023 and 2022
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at June 30, 2022	17,245,983	$219,023	$26,924	$(12,747)	$233,200
Net income	—	—	11,704	—	11,704
Other comprehensive loss	—	—	—	(3,323)	(3,323)
Stock compensation expense	—	263	—	—	263
Cash dividends paid ($0.15 per share)	—	—	(2,586)	—	(2,586)
Balance at September 30, 2022	17,245,983	$219,286	$36,042	$(16,070)	$239,258

Balance at June 30, 2023	17,257,357	$220,021	$62,095	$(12,976)	$269,140
Net income	—	—	11,045	—	11,045
Other comprehensive loss	—	—	—	(2,955)	(2,955)
Stock compensation expense	—	245	—	—	245
Cash dividends paid ($0.20 per share)	—	—	(3,451)	—	(3,451)
Balance at September 30, 2023	17,257,357	$220,266	$69,689	$(15,931)	$274,024
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2021	17,224,848	$218,444	$17,168	$(566)	$235,046
Cumulative effect of adoption of ASC 842 on retained earnings	—	—	68	—	68
Net income	—	—	31,519	—	31,519
Other comprehensive loss	—	—	—	(15,504)	(15,504)
Stock issued under stock award plans	23,639	—	—	—	—
Stock compensation expense	—	842	—	—	842
Stock forfeitures	(2,504)	—	—	—	—
Cash dividends paid ($0.90 per share)	—	—	(12,713)	—	(12,713)
Balance at September 30, 2022	17,245,983	$219,286	$36,042	$(16,070)	$239,258

Balance at December 31, 2022	17,241,926	$219,543	$46,736	$(13,454)	$252,825
Cumulative effect of adoption of ASC 326 on retained earnings	—	—	(4,491)	—	(4,491)
Net income	—	—	36,935	—	36,935
Other comprehensive loss	—	—	—	(2,477)	(2,477)
Stock issued under stock award plans	16,978	—	—	—	—
Stock compensation expense	—	723	—	—	723
Stock forfeitures	(1,547)	—	—	—	—
Cash dividends paid ($0.55 per share)	—	—	(9,491)	—	(9,491)
Balance at September 30, 2023	17,257,357	$220,266	$69,689	$(15,931)	$274,024
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$36,935	$31,519
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,200	5,450
Depreciation and amortization	1,227	1,226
Amortization of deferred loan fees and costs	125	338
Amortization of premiums and discounts on securities	886	962
Amortization of subordinated debt issuance costs	107	96
Stock compensation expense	723	842
Earnings on BOLI	(355)	(293)
Deferred tax provision	79	13
Loans originated for sale	(39,915)	(44,993)
Gain on sale of loans	(1,635)	(2,297)
Proceeds from sale of loans	32,224	36,275
Net gain on sale of securities available-for-sale	—	(5)
Decrease in operating lease liability	(714)	(729)
Cost method of investment-related gain	(1,274)	—
Net changes in:
Interest receivable and other assets	(5,523)	(3,240)
Interest payable and other liabilities	14,457	2,342
Net cash provided by operating activities	40,547	27,506
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	1,623
Maturities, prepayments, and calls of securities available-for-sale	8,134	13,052
Purchases of securities available-for-sale	—	(1,641)
Net change in time deposits in banks	2,878	4,248
Loan originations, net of repayments	(212,137)	(639,040)
Purchase of premises and equipment	(470)	(406)
Purchase of FHLB stock	(4,110)	(4,223)
Purchase of BOLI	(2,000)	(3,054)
Net cash used in investing activities	(207,705)	(629,441)
Cash flows from financing activities:
Net change in deposits	250,206	328,442
FHLB advances (payments)	(10,000)	105,000
Cash dividends paid	(9,491)	(12,713)
Proceeds from subordinated note issuance	—	75,000
Subordinated note issuance costs	—	(1,454)
Net cash provided by financing activities	230,715	494,275
Net change in cash and cash equivalents	63,557	(107,660)
Cash and cash equivalents at beginning of period	259,991	425,329
Cash and cash equivalents at end of period	$323,548	$317,669

Supplemental disclosure of cash flow information:
Interest paid	$43,817	$3,057
Income taxes paid	1,480	5,200

Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	$9,416	$10,671
Unrealized loss on securities	(3,516)	(22,005)
Operating lease liabilities recorded in conjunction with adoption of ASC 842	—	5,221
ROUA recorded in conjunction with adoption of ASC 842	—	4,974
Operating lease liabilities exchanged for ROUA	1,513	—
ROUA acquired	(1,534)	—
Cumulative effect of adoption of ASC 842 on retained earnings, net of tax	—	68
Cumulative effect of adoption of ASC 326 on retained earnings, net of tax	(4,491)	—
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
The unaudited consolidated financial statements include Bancorp and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2023.
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
(d) Emerging Growth Company
The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies. The Company will remain an Emerging Growth Company for five years after its IPO date of May 5, 2021, unless one of the following occurs: (i) total annual gross revenues are $1.235 billion or more; (ii) the Company issues more than

$1 billion in non-convertible debt; or (iii) the Company becomes a large accelerated filer with a public float of more than $0.7 billion.
(e) Significant Accounting Policies
The Company’s significant accounting policies are included in Note 1, Basis of Presentation on the 2022 Annual Report on Form 10-K. There have been no changes to these significant accounting policies during the first nine months of 2023 other than adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326”) as discussed below in this Note, which impacted the following policies:
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
•Economic – changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;
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
Available-for-sale (“AFS”) Debt Securities
Unrealized credit losses are recognized through an allowance for credit losses instead of an adjustment to amortized cost basis, eliminating the other-than-temporary impairment concept. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For AFS debt securities that do not meet the above conditions, the Company evaluates at the individual security level whether the decrease in fair value has resulted from credit factors or non-credit factors. If assessment determines that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then a credit loss would be recognized, limited to the amount by which the fair value is less than the amortized cost basis. All other changes in fair value of an AFS debt security are recognized in other comprehensive income, net of applicable taxes. Changes in the allowance for credit losses, if any, are recognized as a provision for (or reversal of) credit losses. As of September 30, 2023, the Company’s portfolio of AFS debt securities is comprised primarily of debt, mortgage-backed securities, and collateralized mortgage obligations issued by the U.S. government, its agencies, or government-sponsored enterprises, which are either explicitly or implicitly guaranteed by the U.S. government. The remainder of the portfolio is primarily comprised of obligations of state and political subdivisions, which are generally rated as high grade. The history of minimal credit losses from these issuers indicates that expectation of non-payment of the amortized cost basis is zero. As such, the Company determined that the unrealized loss positions in AFS securities were not due to credit losses, but instead related to changes in interest rates and general market conditions and therefore, no credit loss expense was recognized.
Loan Commitments
Loan commitments not unconditionally cancellable are subject to an estimate of credit loss under the CECL model. The Company’s process for determining the estimate of credit loss on loan commitments is the same as it is on loans. Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Held-to-Maturity Debt Securities
The Company’s process for determining the estimate of credit loss on held-to-maturity debt securities is substantially similar to what it is on loans, with segmenting not being applicable. As the amount of held-to-maturity debt securities that the Company carries is limited and given the determination that expected credit loss was immaterial, an immaterial amount was recognized in the ACL upon adoption and no credit loss expense was recorded for the three and nine months ended September 30, 2023.
TDRs and Other Loan Modifications
In accordance with the adoption of ASC 326, which includes ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, accounting guidance for TDRs for creditors has been eliminated. New guidance with respect to recognition, measurement, and disclosures of loans for borrowers experiencing financial difficulties supersedes guidance on TDRs. As of September 30, 2023, the amount of loans modified for borrowers due to experiencing financial difficulties under criteria of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or term extension was immaterial.
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

The following table summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
September 30, 2023
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$104,086	$—	$104,086	$—	OCI
Derivatives – interest rate swap	5	—	5	—	NI
Liabilities:
Derivatives – interest rate swap	5	—	5	—	NI

December 31, 2022
Assets:
Securities available-for-sale:
U.S. government agencies, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$115,988	$—	$115,988	$—	OCI
Derivatives – interest rate swap	16	—	16	—	NI
Liabilities:
Derivatives – interest rate swap	16	—	16	—	NI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of September 30, 2023 and December 31, 2022, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of September 30, 2023 and December 31, 2022, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.

Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments as of September 30, 2023 and December 31, 2022. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

	September 30, 2023			December 31, 2022
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$323,548	$323,548	Level 1	$259,991	$259,991	Level 1
Time deposits in banks	6,971	6,971	Level 1	9,849	9,849	Level 1
Securities available-for-sale	104,086	104,086	Level 2	115,988	115,988	Level 2
Securities held-to-maturity	3,104	2,811	Level 3	3,756	3,432	Level 3
Loans held for sale	9,326	10,286	Level 2	9,416	9,785	Level 2
Loans held for investment, net of allowance for credit losses	2,975,902	2,773,007	Level 3	2,762,937	2,570,176	Level 3
FHLB stock and other investments	21,693	N/A	N/A	16,570	N/A	N/A
Interest rate swap	5	5	Level 2	16	16	Level 2
Financial liabilities:
Interest rate swap	$5	$5	Level 2	$16	$16	Level 2
FHLB advances	90,000	90,000	Level 2	100,000	100,000	Level 2
Subordinated notes	73,713	72,632	Level 3	73,606	72,273	Level 3
The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at September 30, 2023 and December 31, 2022:
Cash and cash equivalents and time deposits in banks: The carrying amount is estimated to be fair value due to the liquid nature of the assets and their short-term maturities.
Investment securities: See discussion above for the methods and assumptions used by the Company to estimate the fair value of investment securities. Fair value of held-to-maturity securities is estimated by calculating the net present value of future cash flows based on observable market data, such as interest rates and yield curves (observable at commonly quoted intervals) as provided by an independent third party.
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
Note 3: Investment Securities
The Company’s investment securities portfolio includes obligations of states and political subdivisions, securities issued by U.S. federal government agencies, such as the SBA, and securities issued by U.S. GSEs, such as the FNMA, the FHLMC, and the FHLB. The Company also invests in residential and commercial mortgage-backed securities, collateralized mortgage obligations issued or guaranteed by government sponsored entities, and corporate bonds, as reflected in the following tables.
A summary of the amortized cost and fair value related to securities held-to-maturity as of September 30, 2023 and December 31, 2022 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
September 30, 2023
Obligations of states and political subdivisions	$3,104	$—	$(293)	$2,811
Total held-to-maturity	$3,104	$—	$(293)	$2,811
December 31, 2022
Obligations of states and political subdivisions	$3,756	$—	$(324)	$3,432
Total held-to-maturity	$3,756	$—	$(324)	$3,432
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

A summary of the amortized cost and fair value related to securities available-for-sale as of September 30, 2023 and December 31, 2022 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
September 30, 2023
U.S. government agencies	$11,281	$110	$(182)	$11,209
Mortgage-backed securities	68,715	—	(14,252)	54,463
Obligations of states and political subdivisions	44,325	—	(7,974)	36,351
Collateralized mortgage obligations	382	—	(45)	337
Corporate bonds	2,000	—	(274)	1,726
Total available-for-sale	$126,703	$110	$(22,727)	$104,086
December 31, 2022
U.S. government agencies	$14,317	$81	$(225)	$14,173
Mortgage-backed securities	73,111	1	(11,841)	61,271
Obligations of states and political subdivisions	45,223	21	(6,818)	38,426
Collateralized mortgage obligations	436	—	(41)	395
Corporate bonds	2,000	—	(277)	1,723
Total available-for-sale	$135,087	$103	$(19,202)	$115,988

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2023 and December 31, 2022 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	September 30, 2023				December 31, 2022
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$304	$275	$—	$—	$417	$381	$501	$501
After one but within five years	935	847	397	355	1,015	927	—	—
After five years through ten years	1,365	1,236	6,424	5,510	1,470	1,343	5,320	4,761
After ten years	500	453	37,504	30,486	854	781	39,402	33,164

Investment securities not due at a single maturity date:
U.S. government agencies	—	—	11,281	11,209	—	—	14,317	14,173
Mortgage-backed securities	—	—	68,715	54,463	—	—	73,111	61,271
Collateralized mortgage obligations	—	—	382	337	—	—	436	395
Corporate bonds	—	—	2,000	1,726	—	—	2,000	1,723
Total	$3,104	$2,811	$126,703	$104,086	$3,756	$3,432	$135,087	$115,988

Sales of investment securities and gross gains and losses are shown in the following table:

(in thousands)	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Available-for-sale:
Sales proceeds	$—	$—	$—	$1,623
Gross realized gains	—	—	—	5
Pledged investment securities are shown in the following table:

(in thousands)	September 30, 2023	December 31, 2022
Pledged to:
The State of California, securing deposits of public funds and borrowings	$54,076	$40,465
The Federal Reserve Discount Window, increasing borrowing capacity	49,128	—
Total pledged investment securities	$103,204	$40,465
The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

	Less than 12 months		12 months or more		Total securities in a loss position
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
U.S. government agencies	$839	$(19)	$7,455	$(163)	$8,294	$(182)
Mortgage-backed securities	214	(2)	54,249	(14,250)	54,463	(14,252)
Obligations of states and political subdivisions	1,486	(34)	34,864	(7,940)	36,350	(7,974)
Collateralized mortgage obligations	—	—	337	(45)	337	(45)
Corporate bonds	—	—	1,726	(274)	1,726	(274)
	$2,539	$(55)	$98,631	$(22,672)	$101,170	$(22,727)

December 31, 2022
U.S. government agencies	$3,090	$(125)	$8,392	$(100)	$11,482	$(225)
Mortgage-backed securities	4,360	(470)	56,908	(11,371)	61,268	(11,841)
Obligations of states and political subdivisions	24,707	(4,097)	11,670	(2,721)	36,377	(6,818)
Collateralized mortgage obligations	395	(41)	—	—	395	(41)
Corporate bonds	—	—	1,723	(277)	1,723	(277)
	$32,552	$(4,733)	$78,693	$(14,469)	$111,245	$(19,202)
There were 154 and 152 available-for-sale securities in unrealized loss positions at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the investment portfolio included 148 investment securities that had been in a continuous loss position for twelve months or more and six investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at September 30, 2023, which had been in a continuous loss position for more than twelve months.

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
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million and $10.9 million of FHLB stock at September 30, 2023 and December 31, 2022, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at September 30, 2023 and December 31, 2022. On July 27, 2023, the FHLB announced a cash dividend for the second quarter of 2023 at an annualized dividend rate of 7.75%, which was paid on August 10, 2023. Cash dividends received on FHLB capital stock amounted to $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, and were recorded as non-interest income on the unaudited consolidated statements of income.

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

(in thousands)	September 30, 2023	December 31, 2022
Real estate:
Commercial	$2,599,616	$2,394,674
Commercial land and development	15,482	7,477
Commercial construction	95,352	88,669
Residential construction	13,922	6,693
Residential	25,028	24,230
Farmland	51,921	52,478
Commercial:
Secured	157,273	165,186
Unsecured	23,997	25,431
Consumer and other	29,604	28,628
Subtotal	3,012,195	2,793,466
Net deferred loan fees	(2,265)	(2,140)
Allowance for credit losses	(34,028)	(28,389)
Loans held for investment, net of allowance for credit losses	$2,975,902	$2,762,937
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
Loans rated pass: These are loans to borrowers with satisfactory financial support, repayment capacity, and credit strength. Borrowers in this category demonstrate fundamentally sound financial positions, repayment capacity, credit history, and management expertise. Loans in this category must have an identifiable and stable source of repayment and meet the Company’s policy regarding debt service coverage ratios. These borrowers are capable of sustaining normal economic, market, or operational setbacks without significant financial impacts and their financial ratios and trends are acceptable. Negative external industry factors are generally not present. The loan may be secured, unsecured, or supported by non-real estate collateral for which the value is more difficult to determine and/or marketability is more uncertain.
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

The amortized cost basis of the Company’s loans by origination year, where origination is defined as the later of origination or renewal date, and credit quality indicator as of September 30, 2023 was as follows (disclosure not comparative due to adoption of ASC 326 on January 1, 2023 – refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for further details):

	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$251,745	$987,248	$712,268	$239,894	$124,560	$248,634	$4,144	$—	$2,568,493
Watch	—	2,722	5,691	7,132	5,364	5,614	—	—	26,523
Substandard	—	—	—	—	—	1,920	—	—	1,920
Doubtful	—	—	—	—	—	—	—	—	—
Total	251,745	989,970	717,959	247,026	129,924	256,168	4,144	—	2,596,936
Commercial land and development
Pass	10,376	4,141	—	186	—	752	—	—	15,455
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	10,376	4,141	—	186	—	752	—	—	15,455
Commercial construction
Pass	2,692	33,946	41,889	10,530	—	—	—	—	89,057
Watch	—	—	—	—	—	5,897	—	—	5,897
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,692	33,946	41,889	10,530	—	5,897	—	—	94,954
Residential construction
Pass	—	8,162	5,750	—	—	—	—	—	13,912
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	8,162	5,750	—	—	—	—	—	13,912
Residential
Pass	3,606	3,998	6,292	2,298	1,187	6,085	1,591	—	25,057
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,606	3,998	6,292	2,298	1,187	6,085	1,591	—	25,057
Farmland
Pass	1,887	8,044	12,767	8,015	12,581	8,600	4	—	51,898
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,887	8,044	12,767	8,015	12,581	8,600	4	—	51,898
Commercial:
Secured
Pass	20,091	44,970	18,656	13,206	10,668	11,384	37,613	—	156,588
Watch	—	—	37	31	157	896	—	—	1,121
Substandard	—	—	—	—	49	30	—	—	79
Doubtful	—	—	—	—	—	—	—	—	—
Total	20,091	44,970	18,693	13,237	10,874	12,310	37,613	—	157,788

	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial:
Unsecured
Pass	3,081	3,869	5,068	6,157	2,339	20	3,475	—	24,009
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,081	3,869	5,068	6,157	2,339	20	3,475	—	24,009
Consumer and other
Pass	7,977	12,585	8,997	5	—	320	—	—	29,884
Watch	—	16	—	—	—	—	—	—	16
Substandard	—	21	—	—	—	—	—	—	21
Doubtful	—	—	—	—	—	—	—	—	—
Total	7,977	12,622	8,997	5	—	320	—	—	29,921
Total
Pass	301,455	1,106,963	811,687	280,291	151,335	275,795	46,827	—	2,974,353
Watch	—	2,738	5,728	7,163	5,521	12,407	—	—	33,557
Substandard	—	21	—	—	49	1,950	—	—	2,020
Doubtful	—	—	—	—	—	—	—	—	—
Total	$301,455	$1,109,722	$817,415	$287,454	$156,905	$290,152	$46,827	$—	$3,009,930
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
The age analysis of past due loans by class as of September 30, 2023 consisted of the following:

(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$—	$2,596,936	$2,596,936
Commercial land and development	—	—	—	—	15,455	15,455
Commercial construction	—	—	—	—	94,954	94,954
Residential construction	—	—	—	—	13,912	13,912
Residential	—	—	—	—	25,057	25,057
Farmland	—	—	—	—	51,898	51,898
Commercial:
Secured	—	—	—	—	157,788	157,788
Unsecured	—	—	—	—	24,009	24,009
Consumer and other	156	—	—	156	29,765	29,921
Total	$156	$—	$—	$156	$3,009,774	$3,009,930
There were no loans greater than 90 days past due and still accruing interest income as of September 30, 2023.

The age analysis of past due loans by class as of December 31, 2022 consisted of the following:

(in thousands)	Past Due			Total Past Due	Current	Total Loans Receivable
	30-59 Days	60-89 Days	Greater Than 90 Days
Real estate:
Commercial	$—	$—	$—	$—	$2,392,053	$2,392,053
Commercial land and development	—	—	—	—	7,447	7,447
Commercial construction	—	—	—	—	88,314	88,314
Residential construction	—	—	—	—	6,693	6,693
Residential	—	175	—	175	24,088	24,263
Farmland	—	—	—	—	52,446	52,446
Commercial:
Secured	—	—	—	—	165,609	165,609
Unsecured	—	—	—	—	25,488	25,488
Consumer and other	194	—	—	194	28,819	29,013
Total	$194	$175	$—	$369	$2,790,957	$2,791,326
There were no loans greater than 90 days past due and still accruing interest income as of December 31, 2022.
No collateral dependent loans were in process of foreclosure at September 30, 2023.
Non-accrual loans, segregated by class, were as follows as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Real estate:
Commercial	$1,923	$106
Residential	—	175
Commercial:
Secured	79	123
Total non-accrual loans	$2,002	$404
No interest income was recognized on non-accrual loans in the three and nine months ended September 30, 2023 or September 30, 2022. Non-accrual real estate loans did not have an allowance for credit losses as of September 30, 2023. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $27.1 thousand and $62.3 thousand for the three and nine months ended September 30, 2023, respectively, compared to $6.9 thousand and $32.0 thousand for the three and nine months ended September 30, 2022, respectively.

Allowance for Credit Losses
The following table discloses activity in the allowance for credit losses for the three months ended September 30, 2023.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$27,553	$—	$—	$348	$27,901
Commercial land and development	184	—	—	14	198
Commercial construction	1,212	—	—	8	1,220
Residential construction	217	—	—	(102)	115
Residential	152	—	—	(1)	151
Farmland	236	—	—	157	393
Commercial:
Secured	3,751	(1,245)	219	736	3,461
Unsecured	209	—	—	4	213
Consumer and other	470	(187)	207	(114)	376
Total	$33,984	$(1,432)	$426	$1,050	$34,028
The following table discloses activity in the allowance for credit losses for the three months ended September 30, 2022.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$16,621	$—	$—	$1,688	$18,309
Commercial land and development	68	—	—	30	98
Commercial construction	508	—	—	38	546
Residential construction	51	—	—	(10)	41
Residential	188	—	—	(13)	175
Farmland	616	—	—	48	664
Commercial:
Secured	6,284	(346)	68	356	6,362
Unsecured	265	(2)	—	15	278
PPP	—	—	21	(21)	—
Consumer and other	537	(182)	243	(62)	536
Unallocated	648	—	—	181	829
Total	$25,786	$(530)	$332	$2,250	$27,838

The following table discloses activity in the allowance for credit losses for the nine months ended September 30, 2023.

(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$19,216	$7,606	$—	$—	$1,079	$27,901
Commercial land and development	54	74	—	—	70	198
Commercial construction	645	882	—	—	(307)	1,220
Residential construction	49	81	—	—	(15)	115
Residential	175	3	—	—	(27)	151
Farmland	644	(396)	—	—	145	393
Commercial:
Secured	7,098	(3,060)	(2,856)	358	1,921	3,461
Unsecured	116	37	—	—	60	213
Consumer and other	347	80	(709)	714	(56)	376
Unallocated	45	(45)	—	—	—	—
Total	$28,389	$5,262	$(3,565)	$1,072	$2,870	$34,028
The following table discloses activity in the allowance for credit losses for the nine months ended September 30, 2022.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$12,869	$—	$—	$5,440	$18,309
Commercial land and development	50	—	—	48	98
Commercial construction	371	—	—	175	546
Residential construction	50	—	—	(9)	41
Residential	192	—	—	(17)	175
Farmland	645	—	—	19	664
Commercial:
Secured	6,859	(928)	152	279	6,362
Unsecured	207	(2)	—	73	278
PPP	—	(21)	21	—	—
Consumer and other	889	(508)	431	(276)	536
Unallocated	1,111	—	—	(282)	829
Total	$23,243	$(1,459)	$604	$5,450	$27,838

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

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance at beginning of period	$1,547	$125	$125	$102
Effect of adoption of ASC 326	—	—	1,092	—
Provision	—	—	330	23
Balance at end of period	$1,547	$125	$1,547	$125
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.7 billion and $1.6 billion at September 30, 2023 and December 31, 2022, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $39.3 million and $41.9 million at September 30, 2023 and December 31, 2022, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 6, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Interest-bearing deposits consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Interest-bearing transaction accounts	$297,678	$242,632
Savings accounts	138,029	154,581
Money market accounts	1,335,545	1,073,528
Time accounts, more than $250	330,913	198,159
Other time accounts	96,611	144,355
Total time deposits	427,524	342,514
Total interest-bearing deposits	$2,198,776	$1,813,255
Time deposits totaled $427.5 million and $342.5 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2023	$218,703
2024	186,345
2025	21,135
2026	1,341
2027	—
Total time deposits	$427,524

Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest checking deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at September 30, 2023 and December 31, 2022. The composition of network deposits as of September 30, 2023 and December 31, 2022 was as follows:

(in thousands)	September 30, 2023	December 31, 2022
CDARS	$15,542	$13,248
ICS	689,983	272,719
Total network deposits	$705,525	$285,967
Interest expense recognized on interest-bearing deposits for periods ended September 30, 2023 and 2022 consisted of the following:

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest-bearing transaction accounts	$972	$115	$2,230	$251
Savings accounts	880	65	2,182	128
Money market accounts	9,536	1,779	23,108	2,825
Time accounts, $250 or more	3,865	789	8,462	1,074
Other time accounts	1,133	69	3,751	105
Total interest expense on interest-bearing deposits	$16,386	$2,817	$39,733	$4,383
Note 6: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (8.70% as of September 30, 2023) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.2 million has been amortized as of September 30, 2023. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At September 30, 2023 and December 31, 2022, the Company’s subordinated debt outstanding was $73.7 million and $73.6 million, respectively.
Other borrowings: The Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $1.1 billion at September 30, 2023 and $1.0 billion at December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had $90.0 million and $100.0 million of outstanding borrowings, respectively. As of September 30, 2023 and December 31, 2022, the
Company had letters of credit (“LCs”) issued on its behalf totaling $671.5 million and $686.5 million, respectively, as discussed below.
At September 30, 2023 and December 31, 2022, LCs totaling $261.5 million and $206.5 million, respectively, were pledged to secure State of California deposits, and LCs totaling $410.0 million and $480.0 million, respectively, were pledged to secure local agency deposits. The LCs issued reduced the Company’s available borrowing capacity to $292.1 million and $216.3 million as of September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023, the Company had five unsecured federal funds lines of credit with its correspondent banks totaling $175.0 million. At December 31, 2022, the Company had seven unsecured federal funds lines of credit with its correspondent banks totaling $190.0 million. There were no amounts outstanding at September 30, 2023 and December 31, 2022.
At September 30, 2023 and December 31, 2022, the Company had the ability to borrow from the Federal Reserve Discount Window. At September 30, 2023 and December 31, 2022, the borrowing capacity under this arrangement was $69.0 million and $21.9 million, respectively. There were no amounts outstanding at September 30, 2023 and December 31, 2022. The borrowing line is secured by liens on the Company’s construction and agricultural loan portfolios and certain available-for-sale securities.
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

	Three months ended		Nine months ended
(in thousands, except share count and earnings per common share)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$11,045	$11,704	$36,935	$31,519

Basic weighted average common shares outstanding	17,175,034	17,140,435	17,163,609	17,123,016
Add: Dilutive effects of assumed vesting of restricted stock	19,791	28,012	22,626	37,794
Total dilutive weighted average common shares outstanding	17,194,825	17,168,447	17,186,235	17,160,810
Earnings per common share:
Basic EPS	$0.64	$0.68	$2.15	$1.84
Diluted EPS	0.64	0.68	2.15	1.84
The Company did not have any anti-dilutive shares at September 30, 2023 or September 30, 2022.
(b) Dividends
On July 20, 2023, the board of directors declared a $0.20 per common share dividend, totaling $3.5 million.
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
Non-cash stock compensation expense recognized for the three months ended September 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively. Non-cash stock compensation expense recognized for the nine months ended September 30, 2023 and 2022 was $0.7 million and $0.8 million, respectively.
At September 30, 2023 and 2022, there were 82,324 and 104,348 unvested restricted shares, respectively. As of September 30, 2023, there was approximately $1.4 million of unrecognized compensation expense related to the 82,324 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits are expected to be recognized over the weighted average term remaining on the unvested restricted shares of 2.67 years as of September 30, 2023. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s unaudited consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 was immaterial.
The following table summarizes activity related to restricted shares for the periods indicated:

	For the three months ended September 30,				For the nine months ended September 30,
	2023		2022		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	82,324	$21.75	107,824	$20.88	96,826	$20.34	127,751	$19.95
Shares granted	—	—	—	—	16,978	28.52	23,639	28.29
Shares vested	—	—	(3,476)	28.50	(29,933)	20.78	(44,538)	22.65
Shares forfeited	—	—	—	—	(1,547)	26.95	(2,504)	22.50
End of the period balance	82,324	$21.75	104,348	$20.62	82,324	$21.75	104,348	$20.62
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

(in thousands)	September 30, 2023	December 31, 2022
Commercial lines of credit	$173,603	$147,021
Undisbursed construction loans	98,901	80,726
Undisbursed commercial real estate loans	94,537	79,121
Agricultural lines of credit	24,839	10,399
Undisbursed residential real estate loans	6,377	8,945
Undisbursed agricultural real estate loans	1,200	1,068
Other	2,477	1,868
Total commitments and standby letters of credit	$401,934	$329,148
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.5 million as of September 30, 2023 and $0.1 million as of December 31, 2022, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 92.71% of the Company’s loan portfolio at September 30, 2023 and 91.84% of the Company’s loan portfolio at December 31, 2022. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At September 30, 2023, the Company had 86 deposit relationships that exceeded $5.0 million each, totaling $1.9 billion, or approximately 61.64% of total deposits. The Company’s largest single deposit relationship at September 30, 2023 totaled $250.0 million, or approximately 8.24% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $22.1 million and $16.2 million at September 30, 2023 and December 31, 2022, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Note 9: Subsequent Events
On October 19, 2023, the Board of Directors of the Company authorized a cash dividend of $0.20 per common share, payable on November 13, 2023 to shareholders of record as of November 6, 2023.

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
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2022 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2023 and June 30, 2023, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices and one loan production office. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At September 30, 2023, we had total assets of $3.5 billion, total loans held for investment, net of allowance for credit losses, of $3.0 billion, and total deposits of $3.0 billion.
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

Executive Summary
Net income for the three and nine months ended September 30, 2023 totaled $11.0 million and $36.9 million, respectively, compared to net income of $11.7 million and $31.5 million for the three and nine months ended September 30, 2022, respectively.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Deposits. Total deposits increased by $250.2 million from $2.8 billion at December 31, 2022 to $3.0 billion at September 30, 2023. Non-brokered deposits increased by $300.2 million in the first nine months of 2023 to $3.0 billion. Non-interest-bearing deposits decreased by $135.3 million in the first nine months of 2023 to $833.4 million, and represented 27.49% of total deposits at September 30, 2023, as compared to 34.82% of total deposits at December 31, 2022. Total deposit increases were primarily attributable to an increase in the number of new deposit relationships, as well as normal fluctuations in some of our large existing accounts. Our loan to deposit ratio was 99.57% at September 30, 2023, as compared to 100.67% at December 31, 2022.
•Assets. Total assets were $3.5 billion at September 30, 2023, representing a $277.9 million, or 8.61%, increase compared to $3.2 billion at December 31, 2022.
•Loans. Total loans held for investment were $3.0 billion at September 30, 2023, compared to $2.8 billion at December 31, 2022, an increase of $218.6 million, or 7.83%. The increase was primarily attributable to increases of $204.9 million in commercial real estate loans, $8.0 million in commercial land and development loans, $7.2 million in residential construction loans, and $6.7 million in commercial construction loans.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $2.0 million, or 0.07% of total loans held for investment, at September 30, 2023, as compared to $0.4 million, or 0.01% of total loans held for investment, at December 31, 2022. The ratio of allowance for credit losses to total loans held for investment, or total loans at period end, was 1.13% at September 30, 2023 and 1.02% at December 31, 2022.
•Net Interest Margin. Net interest margin was 3.31% and 3.50% for the three and nine months ended September 30, 2023, respectively, and 3.86% and 3.73% for the three and nine months ended September 30, 2022, respectively. The decrease in net interest margin for the both the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to an increase in deposit costs more than offsetting increases in yields on earning assets, as the effective Federal Funds rate increased from 3.08% at September 30, 2022 to 5.33% at September 30, 2023.
•Efficiency Ratio. Efficiency ratio was 41.63% for the three months ended September 30, 2023, up from 35.13% for the corresponding period of 2022. Additionally, efficiency ratio was 39.11% for the nine months ended September 30, 2023, up from 37.68% for the corresponding period of 2022.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of September 30, 2023. The total risk-based capital ratio for the Company was 12.37% at September 30, 2023, compared to 12.46% at December 31, 2022. The Tier 1 leverage ratio was 8.58% at September 30, 2023, as compared to 8.60% at December 31, 2022. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.20 per share on July 20, 2023.

Highlights of our financial results are presented in the following tables:

(dollars in thousands)	September 30, 2023	December 31, 2022
Selected financial condition data:
Total assets	$3,505,040	$3,227,159
Total loans held for investment	3,009,930	2,791,326
Total deposits	3,032,210	2,782,004
Total subordinated notes, net	73,713	73,606
Total shareholders’ equity	274,024	252,825
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.13%	1.02%
Allowance for credit losses to nonperforming loans	1,699.35%	7,026.98%
Nonperforming loans to total loans held for investment	0.07%	0.01%
Capital ratios:
Total capital (to risk-weighted assets)	12.37%	12.46%
Tier 1 capital (to risk-weighted assets)	9.07%	8.99%
Common equity Tier 1 capital (to risk-weighted assets)	9.07%	8.99%
Tier 1 leverage	8.58%	8.60%
Total shareholders’ equity to total assets	7.82%	7.83%
Tangible shareholders’ equity to tangible assets[1]	7.82%	7.83%

	For the three months ended		For the nine months ended
(dollars in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Selected operating data:
Net interest income	$27,476	$27,523	$84,202	$73,935
Provision for credit losses	1,050	2,250	3,200	5,450
Non-interest income	1,384	1,433	5,575	5,556
Non-interest expense	12,015	10,172	35,112	29,952
Net income	11,045	11,704	36,935	31,519

Per common share data:
Earnings per common share:
Basic	$0.64	$0.68	$2.15	$1.84
Diluted	0.64	0.68	2.15	1.84
Book value per share	15.88	13.87	15.88	13.87
Tangible book value per share[2]	15.88	13.87	15.88	13.87

Performance and other financial ratios:
ROAA	1.30%	1.60%	1.50%	1.53%
ROAE	16.09%	19.35%	18.70%	17.85%
Net interest margin	3.31%	3.86%	3.50%	3.73%
Cost of funds	2.28%	0.62%	1.96%	0.35%
Efficiency ratio	41.63%	35.13%	39.11%	37.68%
Cash dividend payout ratio on common stock[3]	31.25%	22.06%	25.58%	24.53%
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
2Tangible book value is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. Tangible book value per share is defined as total shareholders’ equity less goodwill and other intangible assets, divided by the outstanding number of common shares at the end of the period. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets at the end of any period indicated. As a result, tangible book value per share is the same as book value per share at the end of each of the periods indicated.
3Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic earnings per common share.

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
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
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net interest income remained consistent at $27.5 million for the three months ended September 30, 2023 and September 30, 2022 and our net interest margin of 3.31% for the three months ended September 30, 2023 decreased from 3.86% for the three months ended September 30, 2022. The contraction of our net interest margin was primarily due to the increased rates paid on interest-bearing liabilities more than offsetting the increased yields earned on interest-earning assets. These changes related to the change in the effective Federal Funds rate from 3.08% at September 30, 2022 to 5.33% at September 30, 2023. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the three months ended September 30, 2023			For the three months ended September 30, 2022
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits with banks[1]	$198,751	$2,584	5.16%	$210,179	$1,145	2.16%
Investment securities[1,2]	112,154	653	2.31%	126,733	615	1.93%
Loans held for investment and sale[1,3]	2,982,140	41,861	5.57%	2,494,468	29,886	4.75%
Total interest-earning assets[1]	3,293,045	45,098	5.43%	2,831,380	31,646	4.43%
Interest receivable and other assets, net[4]	77,757			78,112
Total assets	$3,370,802			$2,909,492
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$296,230	$972	1.30%	$213,926	$115	0.21%
Savings accounts[1]	134,920	880	2.59%	103,142	65	0.25%
Money market accounts[1]	1,328,290	9,536	2.85%	1,015,698	1,780	0.69%
Time accounts[1]	399,514	4,998	4.96%	208,678	857	1.63%
Subordinated debt and other borrowings[1]	79,085	1,236	6.20%	72,195	1,306	7.18%
Total interest-bearing liabilities	2,238,039	17,622	3.12%	1,613,639	4,123	1.01%
Demand accounts	825,254			1,041,222
Interest payable and other liabilities	35,123			14,687
Shareholders’ equity	272,386			239,944
Total liabilities and shareholders’ equity	$3,370,802			$2,909,492
Net interest spread[5]			2.31%			3.42%
Net interest income/margin[6]		$27,476	3.31%		$27,523	3.86%
1Interest income/expense is divided by the actual number of days in the period multiplied by the actual number of days in the year to correspond to stated interest rate terms, where applicable.
2Yields on available-for-sale securities are calculated based on fair value. Investment security interest is earned on a 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.
3Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs. Allowance for credit losses is not included in total loan balances.
4Allowance for credit losses is included in interest receivable and other assets, net.
5Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets, then annualized based on the number of days in the given period.

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

	For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits with banks	$(149)	$1,588	$1,439
Investment securities	(85)	123	38
Loans held for investment and sale	6,846	5,129	11,975
Total interest-earning assets	6,612	6,840	13,452
Interest-bearing transaction accounts	270	587	857
Savings accounts	207	608	815
Money market accounts	2,244	5,512	7,756
Time accounts	2,388	1,753	4,141
Subordinated debt and other borrowings	108	(178)	(70)
Total interest-bearing liabilities	5,217	8,282	13,499
Changes in net interest income/margin	$1,395	$(1,442)	$(47)
Net interest income decreased $47.0 thousand, and net interest margin decreased 55 basis points for the three months ended September 30, 2023 compared to the same quarter of the prior year. The decrease in net interest income is primarily attributable to an additional $13.6 million in deposit interest expense due to increases in interest rates and average balances as compared to the same quarter of the prior year. The cost of interest-bearing deposits increased 228 basis points as compared to the same quarter of the prior year, while average balances increased 40.06%. In addition, the average balance of non-interest-bearing deposits decreased by $216.0 million as compared to the same quarter of the prior year. The increase in deposit interest expense was partially offset by an increase in total interest income of $13.5 million, as compared to the same quarter of the prior year. Average loan yields increased 82 basis points as compared to the same quarter of the prior year, while average balances increased 19.55%.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net interest income increased by $10.3 million, or 13.89%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, while our net interest margin decreased 23 basis points during the same period. The contraction of our net interest margin was primarily due to the increased rates paid on interest-bearing liabilities more than offsetting the increased yields earned on interest-earning assets, relating to changes in the effective Federal Funds rate in each period. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the nine months ended September 30, 2023			For the nine months ended September 30, 2022
(In thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits with banks[1]	$192,976	$6,969	4.83%	$280,994	$1,855	0.88%
Investment securities[1,2]	115,884	1,949	2.25%	136,067	1,784	1.75%
Loans held for investment and sale[1,3]	2,911,397	119,284	5.48%	2,234,958	76,877	4.60%
Total interest-earning assets[1]	3,220,257	128,202	5.32%	2,652,019	80,516	4.06%
Interest receivable and other assets, net[4]	74,184			108,803
Total assets	$3,294,441			$2,760,822
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$320,013	$2,230	0.93%	$248,540	$251	0.14%
Savings accounts[1]	143,142	2,182	2.04%	96,986	128	0.18%
Money market accounts[1]	1,235,375	23,108	2.50%	972,959	2,825	0.39%
Time accounts[1]	357,433	12,213	4.57%	170,912	1,179	0.92%
Subordinated debt and other borrowings[1]	94,923	4,267	6.01%	43,562	2,198	6.75%
Total interest-bearing liabilities	2,150,886	44,000	2.74%	1,532,959	6,581	0.57%
Demand accounts	851,608			977,894
Interest payable and other liabilities	27,883			13,936
Shareholders’ equity	264,064			236,033
Total liabilities and shareholders’ equity	$3,294,441			$2,760,822
Net interest spread[5]			2.58%			3.49%
Net interest income/margin[6]		$84,202	3.50%		$73,935	3.73%
1Interest income/expense is divided by the actual number of days in the period multiplied by the actual number of days in the year to correspond to stated interest rate terms, where applicable.
2Yields on available-for-sale securities are calculated based on fair value. Investment security interest is earned on a 30/360 day basis monthly. Yields are not calculated on a tax-equivalent basis.
3Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs. Allowance for credit losses is not included in total loan balances.
4Allowance for credit losses is included in interest receivable and other assets, net.
5Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
6Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets, then annualized based on the number of days in the given period.

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

	For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
(In thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits with banks	$(3,179)	$8,293	$5,114
Investment securities	(339)	504	165
Loans held for investment and sale	27,714	14,693	42,407
Total interest-earning assets	24,196	23,490	47,686
Interest-bearing transaction accounts	498	1,481	1,979
Savings accounts	704	1,350	2,054
Money market accounts	4,908	15,375	20,283
Time accounts	6,373	4,661	11,034
Subordinated debt and other borrowings	2,309	(240)	2,069
Total interest-bearing liabilities	14,792	22,627	37,419
Changes in net interest income/margin	$9,404	$863	$10,267
Net interest income increased by 13.89%, while net interest margin decreased 23 basis points for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in net interest income is primarily attributable to an additional $42.4 million in interest income on loans due to increases in interest rates and average balances as compared to the same period of the prior year. The average yield on loans increased 88 basis points as compared to the same period of the prior year, while average balances increased $676.4 million, or 30.27%. The cost of interest-bearing deposits increased 219 basis points as compared to the same period of the prior year due to increases in interest rates and an increase in average balances of $566.6 million, or 38.04%. In addition, the average balance of non-interest-bearing deposits decreased by $126.3 million, or 12.91%, as compared to the same period of the prior year. While the increase in total interest income more than offset the increase in total interest expense, net interest income relative to interest-earning assets decreased as compared to the same period of the prior year.
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
Beginning January 1, 2023, we adopted ASC 326, which replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The CECL allowance model calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions. Under the CECL model, the calculated allowance for credit losses was $5.3 million higher on January 1, 2023 than the allowance under the incurred loss model. Utilizing CECL may have an impact on our allowance for credit losses going forward and may result in a lack of comparability between the 2022 and 2023 periods.

Three months ended September 30, 2023 compared to three months ended September 30, 2022
We recorded a $1.1 million provision for credit losses in the third quarter of 2023, as compared to a $2.3 million provision for credit losses recorded for the same period of 2022. As explained above, utilizing CECL may result in a lack of comparability between the 2022 and 2023 periods. The provision recorded is primarily due to loan growth, loan type mix, and updates in the macroeconomic environment.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
We recorded a $3.2 million provision for credit losses in the first nine months of 2023, as compared to a $5.5 million provision for credit losses for the same period of 2022. As explained above, utilizing CECL may result in a lack of comparability between the 2022 and 2023 periods. The provision recorded is primarily due to loan growth, loan type mix, and updates in the macroeconomic environment.
Non-interest Income
Non-interest income is a secondary contributor to our net income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Three months ended September 30, 2023 compared to three months ended September 30, 2022
The following table details the components of non-interest income for the periods indicated.

	For the three months ended
(dollars in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Service charges on deposit accounts	$158	$132	$26	19.70%
Gain on sale of loans	396	548	(152)	(27.74)%
Loan-related fees	355	447	(92)	(20.58)%
FHLB stock dividends	274	152	122	80.26%
Earnings on BOLI	127	102	25	24.51%
Other income	74	52	22	42.31%
Total non-interest income	$1,384	$1,433	$(49)	(3.42)%
Gain on sale of loans. The decrease in gain on sale of loans related primarily to an overall decline in the volume of loans sold during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. During the three months ended September 30, 2023, approximately $7.0 million of loans were sold with an effective yield of 5.63%, as compared to approximately $10.5 million of loans sold with an effective yield of 5.20% during the three months ended September 30, 2022.
FHLB stock dividends. The increase in FHLB stock dividends was primarily due to increased yields from dividends received of 7.75% for the three months ended September 30, 2023, as compared to 6.00% for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The following table details the components of non-interest income for the periods indicated.

	For the nine months ended
(In thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Service charges on deposit accounts	$410	$370	$40	10.81%
Net gain on sale of securities	—	5	(5)	(100.00)%
Gain on sale of loans	1,635	2,297	(662)	(28.82)%
Loan-related fees	1,052	1,800	(748)	(41.56)%
FHLB stock dividends	656	353	303	85.84%
Earnings on BOLI	355	293	62	21.16%
Other income	1,467	438	1,029	234.93%
Total non-interest income	$5,575	$5,556	$19	0.34%
Gain on sale of loans. The decrease in gain on sale of loans related primarily to an overall decline in the volume and yields on loans sold during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, approximately $30.6 million of loans were sold with an effective yield of 5.34%, as compared to approximately $36.3 million of loans sold with an effective yield of 6.33% during the nine months ended September 30, 2022.
Loan-related fees. The decrease in loan-related fees primarily related to $0.1 million of swap referral fees recognized during the nine months ended September 30, 2023, as compared to $0.8 million recognized in the nine months ended September 30, 2022.
FHLB stock dividends. The increase in FHLB stock dividends was primarily due to increased yields on dividends received combined with an increase in the number of FHLB shares outstanding between September 30, 2022 and September 30, 2023.
Other income. The increase in other income resulted primarily from a $1.3 million gain recorded for distributions received from venture-backed fund investments during the nine months ended September 30, 2023 compared to a $0.3 million gain recorded during the nine months ended September 30, 2022.
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

Three months ended September 30, 2023 compared to three months ended September 30, 2022
The following table details the components of non-interest expense for the periods indicated.

	For the three months ended
(dollars in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Salaries and employee benefits	$6,876	$5,645	$1,231	21.81%
Occupancy and equipment	561	515	46	8.93%
Data processing and software	1,020	797	223	27.98%
FDIC insurance	375	195	180	92.31%
Professional services	700	792	(92)	(11.62)%
Advertising and promotional	535	512	23	4.49%
Loan-related expenses	345	262	83	31.68%
Other operating expenses	1,603	1,454	149	10.25%
Total non-interest expense	$12,015	$10,172	$1,843	18.12%
Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of: (i) a $0.8 million increase in salaries, insurance, and benefits as a result of a 8.72% increase in headcount during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 and (ii) a $0.8 million decrease in loan origination costs due to lower loan production period-over-period. These increases were partially offset by $0.4 million of lower commission expenses due to lower loan production during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
Data processing and software. The increase in data processing and software expense was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
FDIC insurance. The increase related primarily to a final rule adopted by the FDIC to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. FDIC insurance also increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to a $320.8 million increase in the assessment base period-over-period.
Other operating expenses. The increase in other operating expenses was primarily due to a $0.1 million increase in IntraFi Network fees resulting from an overall increase in balances carried in the network. The remainder of the increase related to an overall increase in travel, conference fees, and professional membership fees during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The following table details the components of non-interest expense for the periods indicated.

	For the nine months ended
(In thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Salaries and employee benefits	$19,915	$16,873	$3,042	18.03%
Occupancy and equipment	1,635	1,548	87	5.62%
Data processing and software	2,905	2,252	653	29.00%
FDIC insurance	1,187	605	582	96.20%
Professional services	1,917	1,914	3	0.16%
Advertising and promotional	1,686	1,340	346	25.82%
Loan-related expenses	924	929	(5)	(0.54)%
Other operating expenses	4,943	4,491	452	10.06%
Total non-interest expense	$35,112	$29,952	$5,160	17.23%
Salaries and employee benefits. The increase in salaries and employee benefits was primarily a result of: (i) a $2.1 million increase in salaries, insurance, and benefits as a result of a 8.72% increase in headcount; (ii) a $1.9 million decrease in loan origination costs due to lower loan production period-over-period; and (iii) a $0.3 million increase in bonus expense during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. These increases were partially offset by a reduction of $1.4 million of commission expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
Data processing and software. The increase in data processing and software was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
FDIC insurance. The increase related primarily to a final rule adopted by the FDIC to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. FDIC insurance also increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to a $320.8 million increase in the assessment base period-over-period.
Advertising and promotional. The increase in advertising and promotional costs was primarily due to an increased customer base and a 28.57% increase in the number of Business Development Officers from 21 as of September 30, 2022 to 27 as of September 30, 2023.
Other operating expenses. The increase in other operating expenses was primarily due to a $0.2 million increase in travel and a $0.2 million increase in IntraFi Network fees resulting from an overall increase in balances carried in the network during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
Provision for Income Taxes
Three months ended September 30, 2023 compared to three months ended September 30, 2022
The provision for income taxes was $4.8 million for the three months ended September 30, 2023, compared to $4.8 million for the three months ended September 30, 2022. There was a decline in the provision due to an overall decrease in pre-tax income period-over-period, which was partially offset by a $0.2 million adjustment to the provision recorded during the three months ended September 30, 2023 to true-up the year-to-date effective tax rate. The effective income tax rates for the three months ended September 30, 2023 and 2022 were 30.07% and 29.21%, respectively.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The provision for income taxes was $14.5 million for the nine months ended September 30, 2023, compared to $12.6 million for the nine months ended September 30, 2022. The increase was primarily due to an overall increase in pre-tax income period-over-period, which was partially offset by a $0.5 million state tax benefit recorded during the nine months ended September 30, 2023 relating to an overall reduction in the state tax blended rate for the Company since its transition to a C Corporation. The effective tax rates for the nine months ended September 30, 2023 and 2022 were 28.23% and 28.51%, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of September 30, 2023 to our financial condition as of December 31, 2022. The following table summarizes selected components of our unaudited consolidated balance sheets as of September 30, 2023 and December 31, 2022.

(in thousands)	September 30, 2023	December 31, 2022
Total assets	$3,505,040	$3,227,159
Cash and cash equivalents	323,548	259,991
Total investments	107,190	119,744
Loans held for investment	3,009,930	2,791,326
Total deposits	3,032,210	2,782,004
Subordinated notes, net	73,713	73,606
Total shareholders’ equity	274,024	252,825
Total Assets
At September 30, 2023, total assets were $3.5 billion, an increase of $277.9 million from $3.2 billion at December 31, 2022, primarily due to increases in cash and cash equivalents of $63.6 million and loans held for investment of $218.6 million.
Cash and Cash Equivalents
Total cash and cash equivalents were $323.5 million at September 30, 2023, an increase of $63.5 million from $260.0 million at December 31, 2022. The increase in cash and cash equivalents was primarily due to increases in deposits of $250.2 million and net income of $36.9 million, partially offset by loan originations, net of repayments, of $212.1 million.
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
Our total securities available-for-sale and held-to-maturity amounted to $107.2 million at September 30, 2023 and $119.7 million at December 31, 2022, representing a decrease of $12.5 million period-over-period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $8.1 million and an unrealized loss on securities of $3.5 million, with the remainder of the change due to amortization of premiums. For the three months ended September 30, 2023, other comprehensive loss was $3.0 million, primarily due to rate changes and other market conditions on securities.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

	As of
	September 30, 2023		December 31, 2022
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agencies	$11,209	10.46%	$14,173	11.84%
Mortgage-backed securities	54,463	50.81%	61,271	51.17%
Obligations of states and political subdivisions	36,351	33.91%	38,426	32.09%
Collateralized mortgage obligations	337	0.31%	395	0.33%
Corporate bonds	1,726	1.61%	1,723	1.44%
Total available-for-sale	104,086	97.10%	115,988	96.87%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	3,104	2.90%	3,756	3.13%
Total	$107,190	100.00%	$119,744	100.00%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of September 30, 2023:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale:
U.S. government agencies	$—	—%	$805	3.45%	$2,181	5.34%	$8,223	5.44%	$11,209	5.28%
Mortgage-backed securities	—	—%	—	—%	601	2.74%	53,862	1.69%	54,463	1.70%
Obligations of states and political subdivisions	—	—%	355	0.84%	5,510	1.72%	30,486	1.76%	36,351	1.74%
Collateralized mortgage obligations	—	—%	—	—%	337	1.76%	—	—%	337	1.76%
Corporate bonds	—	—%	1,726	1.25%	—	—%	—	—%	1,726	1.25%
Total available-for-sale	—	—%	2,886	1.81%	8,629	2.71%	92,571	2.04%	104,086	2.09%

Held-to-maturity:
Obligations of states and political subdivisions	304	6.00%	935	6.00%	1,365	6.00%	500	6.00%	3,104	6.00%
Total	$304	6.00%	$3,821	2.84%	$9,994	3.16%	$93,071	2.06%	$107,190	2.21%

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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting. As of September 30, 2023 and December 31, 2022, our total loans amounted to $3.0 billion and $2.8 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,599,616	86.03%	$2,394,674	85.44%
Commercial land and development	15,482	0.51%	7,477	0.27%
Commercial construction	95,352	3.16%	88,669	3.16%
Residential construction	13,922	0.46%	6,693	0.24%
Residential	25,028	0.83%	24,230	0.86%
Farmland	51,921	1.72%	52,478	1.87%
Commercial:
Secured	157,273	5.21%	165,186	5.89%
Unsecured	23,997	0.79%	25,431	0.91%
Consumer and other	29,604	0.98%	28,628	1.02%
Loans held for investment, gross	3,012,195	99.69%	2,793,466	99.66%

Loans held for sale:
Commercial	9,326	0.31%	9,416	0.34%
Total loans, gross	3,021,521	100.00%	2,802,882	100.00%
Net deferred loan fees	(2,265)		(2,140)
Total loans	$3,019,256		$2,800,742
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

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
September 30, 2023
Manufactured home community	$784,780	30.19%	$1,372,955	16.87%	82.73%
RV Park	336,158	12.93%	579,226	18.38%	82.94%
Retail	271,271	10.44%	521,575	6.99%	74.38%
Multifamily	211,302	8.13%	426,282	13.39%	75.00%
Faith-based	178,020	6.85%	469,562	8.37%	78.98%
Industrial	173,036	6.66%	416,343	8.71%	83.62%
Mini storage	157,724	6.07%	322,569	16.64%	70.00%
Office	137,256	5.28%	301,178	1.24%	73.63%
All other types[1]	350,069	13.45%	714,214	4.00%	152.48%
Total[2]	$2,599,616	100.00%	$5,123,904

December 31, 2022
Manufactured home community	$673,891	28.14%	$1,174,642	17.10%	78.19%
RV Park	292,886	12.23%	506,041	18.64%	77.89%
Retail	264,599	11.05%	490,291	16.48%	73.93%
Multifamily	202,203	8.44%	459,695	14.19%	75.00%
Industrial	166,403	6.95%	366,291	10.77%	75.00%
Mini storage	158,650	6.63%	289,820	20.20%	70.04%
Faith-based	146,740	6.13%	383,321	3.19%	73.55%
Office	145,899	6.09%	310,248	6.66%	74.68%
All other types[1]	343,403	14.34%	704,984	—%	152.96%
Total[2]	$2,394,674	100.00%	$4,685,333
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and Maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 90.05% of loans held for investment at September 30, 2023. Commercial secured lending represents 5.23% of loans held for investment at September 30, 2023. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 682.70% and 680.34% as of September 30, 2023 and December 31, 2022, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of September 30, 2023. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.
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
The following table sets forth the contractual maturities of our loan portfolio as of September 30, 2023:

(in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$47,516	$229,286	$2,257,419	$65,395	$2,599,616
Commercial land and development	9,916	4,769	797	—	15,482
Commercial construction	20,222	34,856	40,274	—	95,352
Residential construction	8,310	5,612	—	—	13,922
Residential	502	5,952	17,607	967	25,028
Farmland	1,774	4,697	45,450	—	51,921
Commercial:
Secured	33,687	42,353	90,146	413	166,599
Unsecured	688	10,890	12,419	—	23,997
Consumer and other	1,086	6,365	22,153	—	29,604
Total	$123,701	$344,780	$2,486,265	$66,775	$3,021,521
The following table sets forth the contractual maturities of our loan portfolio as of December 31, 2022:

(in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$19,406	$227,519	$2,083,818	$63,931	$2,394,674
Commercial land and development	1,611	5,053	813	—	7,477
Commercial construction	1,957	37,510	49,202	—	88,669
Residential construction	594	4,783	1,316	—	6,693
Residential	348	6,635	16,248	999	24,230
Farmland	992	5,685	45,801	—	52,478
Commercial:
Secured	36,154	46,814	88,418	3,216	174,602
Unsecured	55	10,347	15,029	—	25,431
Consumer and other	1,321	8,234	19,067	6	28,628
Total	$62,438	$352,580	$2,319,712	$68,152	$2,802,882

The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of September 30, 2023:

(in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$557,677	$2,041,939	$2,599,616
Commercial land and development	10,094	5,388	15,482
Commercial construction	2,188	93,164	95,352
Residential construction	3,913	10,009	13,922
Residential	1,304	23,724	25,028
Farmland	6,158	45,763	51,921
Commercial:
Secured	39,054	127,545	166,599
Unsecured	16,102	7,895	23,997
Consumer and other	29,541	63	29,604
Total	$666,031	$2,355,490	$3,021,521
The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of December 31, 2022:

(in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$552,206	$1,842,468	$2,394,674
Commercial land and development	1,514	5,963	7,477
Commercial construction	1,405	87,264	88,669
Residential construction	3,366	3,327	6,693
Residential	1,531	22,699	24,230
Farmland	6,261	46,217	52,478
Commercial:
Secured	37,517	137,085	174,602
Unsecured	16,767	8,664	25,431
Consumer and other	28,547	81	28,628
Total	$649,114	$2,153,768	$2,802,882
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
SBA Loans
During the three and nine months ended September 30, 2023, the Company sold 24 and 125 SBA 7(a) loans, respectively, with government guaranteed portions totaling $7.0 million and $30.6 million, respectively. The Company received gross proceeds of $7.4 million and $32.2 million on the loans sold during the three and nine months ended September 30, 2023, respectively, resulting in the recognition of net gains on sale of $0.4 million and $1.6 million, respectively, during the same periods.
Non-accrual Loans
The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

	As of
(dollars in thousands)	September 30, 2023	December 31, 2022
Non-accrual loans:
Real estate:
Commercial	$1,923	$106
Residential	—	175
Commercial:
Secured	79	123
Total non-accrual loans	2,002	404

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	2,002	404

Real estate owned	—	—
Total nonperforming assets	$2,002	$404

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	1,699.35%	7,026.98%
Nonperforming loans to loans held for investment	0.07%	0.01%
Nonperforming assets to total assets	0.06%	0.01%
Nonperforming loans plus performing LMs to loans held for investment	0.07%	0.01%
The ratio of nonperforming loans to loans held for investment was 0.07% at September 30, 2023, increasing from 0.01% at December 31, 2022, as a result of financial challenges experienced by a small subset of our borrowers.

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
The banking industry defines loans graded substandard or doubtful as “classified” loans. The following table shows our levels of classified loans as of the periods indicated:

(in thousands)	Pass	Watch	Substandard	Doubtful	Total
September 30, 2023
Real estate:
Commercial	$2,571,154	$26,539	$1,923	$—	$2,599,616
Commercial land and development	15,482	—	—	—	15,482
Commercial construction	89,453	5,899	—	—	95,352
Residential construction	13,922	—	—	—	13,922
Residential	25,028	—	—	—	25,028
Farmland	51,921	—	—	—	51,921
Commercial:
Secured	156,074	1,120	79	—	157,273
Unsecured	23,997	—	—	—	23,997
Consumer and other	29,568	15	21	—	29,604
Total	$2,976,599	$33,573	$2,023	$—	$3,012,195

December 31, 2022
Real estate:
Commercial	$2,379,766	$14,802	$106	$—	$2,394,674
Commercial land and development	7,477	—	—	—	7,477
Commercial construction	82,769	5,900	—	—	88,669
Residential construction	6,693	—	—	—	6,693
Residential	24,055	—	175	—	24,230
Farmland	52,478	—	—	—	52,478
Commercial:
Secured	163,879	1,184	123	—	165,186
Unsecured	25,431	—	—	—	25,431
Consumer and other	28,602	—	26	—	28,628
Total	$2,771,150	$21,886	$430	$—	$2,793,466
Loans designated as watch and substandard, which are not considered adversely classified, increased to $35.6 million at September 30, 2023 from $22.3 million at December 31, 2022. There were no loans with doubtful risk grades at September 30, 2023 or December 31, 2022.
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
At September 30, 2023, the Company’s allowance for credit losses - loans was $34.0 million, as compared to $28.4 million at December 31, 2022. The $5.6 million increase in the allowance is due to a $5.3 million adjustment recorded in connection with the adoption of ASC 326 and a $2.9 million provision for credit losses recorded during the nine months ended September 30, 2023, partially offset by net charge-offs of $2.5 million during the same period.
While the entire allowance for credit losses - loans is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for credit losses by loan category, and the percentage of the allowance for credit losses in each category, for the periods indicated.

	September 30, 2023		December 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total
Real estate:
Commercial	$27,901	82.00%	$19,216	67.69%
Commercial land and development	198	0.58%	54	0.19%
Commercial construction	1,220	3.59%	645	2.27%
Residential construction	115	0.34%	49	0.17%
Residential	151	0.44%	175	0.62%
Farmland	393	1.15%	644	2.27%
Commercial:
Secured	3,461	10.17%	7,098	25.00%
Unsecured	213	0.63%	116	0.41%
Consumer and other	376	1.10%	347	1.22%
Unallocated	—	—%	45	0.16%
Total allowance for credit losses	$34,028	100.00%	$28,389	100.00%
The ratio of the allowance for credit losses to total loans held for investment was 1.13% at September 30, 2023, as compared to 1.02% at December 31, 2022.

The following table provides information on the activity within the allowance for credit losses - loans as of and for the periods indicated:

	As of and for the three months ended
	September 30, 2023		September 30, 2022
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$2,973,842		$2,483,451

Allowance for credit losses - loans	$33,984		$25,786

Net (charge-offs) recoveries:
Commercial:
Secured	(1,026)	(0.03)%	(278)	(0.01)%
Unsecured	—	—%	(2)	—%
PPP	—	—%	21	—%
Consumer and other	20	—%	61	—%
Net charge-offs	(1,006)	(0.03)%	(198)	(0.01)%

Provision for credit losses	1,050		2,250

Allowance for credit losses - loans	$34,028		$27,838

Loans held for investment	$3,009,930		$2,582,978
Allowance for credit losses - loans to loans held for investment	1.13%		1.08%

	As of and for the nine months ended
	September 30, 2023		September 30, 2022
(In thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$2,901,893		$2,225,609

Allowance for credit losses - loans	$28,389		$23,243
Effect of adoption of ASC 326	5,262		—

Net (charge-offs) recoveries:
Commercial:
Secured	(2,498)	(0.09)%	(776)	(0.03)%
Unsecured	—	—%	(2)	—%
Consumer and other	5	—%	(77)	—%
Net charge-offs	(2,493)	(0.09)%	(855)	(0.04)%

Provision for credit losses	2,870		5,450

Allowance for credit losses - loans	$34,028		$27,838

Loans held for investment	$3,009,930		$2,582,978
Allowance for credit losses - loans to loans held for investment	1.13%		1.08%
The allowance for credit losses - loans to loans held for investment increased from 1.08% as of September 30, 2022 to 1.13% as of September 30, 2023. Net charge-offs as a percent of average loans held for investment increased from 0.01% to 0.03% for the three months ended September 30, 2022 and September 30, 2023, respectively. Net charge-offs as a percent of average loans held for investment increased from 0.04% to 0.09% for the nine months ended September 30, 2022 and September 30, 2023, respectively.
Liabilities
During the first nine months of 2023, total liabilities increased by $256.7 million from $3.0 billion as of December 31, 2022 to $3.2 billion as of September 30, 2023. This increase was primarily due to an increase in total deposits of $250.2 million, comprised of an increase of $385.5 million in interest-bearing deposits, partially offset by a decrease of $135.3 million in non-interest-bearing deposits.
Deposits
Representing 93.85% of our total liabilities as of September 30, 2023, deposits are our primary source of funding for our business operations.
Total deposits increased by $250.2 million, or 8.99%, to $3.0 billion at September 30, 2023 from $2.8 billion at December 31, 2022. Deposit increases were primarily attributable to an increase in the number of new relationships, as well as normal fluctuations in some of our larger accounts. Non-interest-bearing deposits decreased by $135.3 million from December 31, 2022 to $833.4 million at September 30, 2023, representing 27.49% of total deposits at that date, as compared to 34.82% of total deposits at December 31, 2022. Our loan to deposit ratio was 99.57% at September 30, 2023, as compared to 100.67% at December 31, 2022. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.

The following tables summarize our deposit composition by average deposit balances and average rates paid for the periods indicated:

	For the three months ended
	September 30, 2023			September 30, 2022
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$296,230	1.30%	9.93%	$213,926	0.21%	8.28%
Money market and savings accounts	1,463,210	2.83%	49.03%	1,118,840	0.65%	43.32%
Time accounts	399,514	4.96%	13.39%	208,678	1.63%	8.08%
Demand accounts	825,254	—%	27.65%	1,041,222	—%	40.32%
Total deposits	$2,984,208	2.18%	100.00%	$2,582,666	0.43%	100.00%

	For the nine months ended
	September 30, 2023			September 30, 2022
(In thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$320,013	0.93%	11.01%	$248,540	0.14%	10.07%
Money market and savings accounts	1,378,517	2.45%	47.41%	1,069,945	0.37%	43.37%
Time accounts	357,433	4.57%	12.29%	170,912	0.92%	6.93%
Demand accounts	851,608	—%	29.29%	977,894	—%	39.63%
Total deposits	$2,907,571	1.83%	100.00%	$2,467,291	0.24%	100.00%
Uninsured and uncollateralized deposits totaled $1.0 billion and $1.2 billion at September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, our 42 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.6 billion, or 51.37% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 9 years. As of December 31, 2022, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 52.15% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022
Municipalities	$589,305	$601,968
Non-profits	220,527	195,996
Businesses	672,848	527,921
Brokered deposits	74,994	124,993
Total	$1,557,674	$1,450,878
Our largest single deposit relationship at September 30, 2023 related to a government agency. The balances for this customer were $250.0 million, or approximately 8.24% of total deposits as of that date. At December 31, 2022, our largest single deposit relationship related to a government agency and had balances of $180.0 million, or 6.47% of total deposits as of that date.

The following table sets forth the maturity of time deposits as of September 30, 2023:

(in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$140,711	$77,993	$218,704	$136,960
Over three through six months	132,099	1,256	133,355	128,349
Over six through twelve months	36,354	16,589	52,943	33,604
Over twelve months	21,749	773	22,522	19,999
Total	$330,913	$96,611	$427,524	$318,912
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were borrowings of $90.0 million and $100.0 million outstanding as of September 30, 2023 and December 31, 2022, respectively.
In 2022, we issued subordinated notes of $75.0 million. This debt was issued to investors in private placement transactions. See Note 6, Long Term Debt and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding these subordinated notes. The proceeds of the notes qualify as Tier 2 capital for the Company under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of September 30, 2023:

(in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (8.70% as of September 30, 2023) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $274.0 million at September 30, 2023 and $252.8 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to net income recognized of $36.9 million, partially offset by: (i) a $2.5 million increase in accumulated other comprehensive loss; (ii) a decrease of $4.5 million in retained earnings, net of tax effect, relating to the adoption of ASC 326 on January 1, 2023; and (iii) $9.5 million in cash dividends paid during the nine months ended September 30, 2023.
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
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of September 30, 2023, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the nine months ended September 30, 2023, we had cash outflows of $212.1 million in loan originations and advances, net of principal collected, and $39.9 million in loans originated for sale.

Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2023, total off-balance sheet commitments totaled $401.9 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
Deposits
Deposits are our primary source of funding for our business operations, and the cost of deposits has a significant impact on our net interest income and net interest margin.
Our deposits are primarily made up of money market, interest checking, time, and non-interest-bearing demand deposits. Aside from commercial and business clients, a significant portion of our deposits are from municipalities and non-profit organizations. Cash flows from deposits are impacted by the timing and amount of customer deposits, changes in market rates, and collateral availability.
During the nine months ended September 30, 2023, we had cash inflows related to an increase in deposits of $250.2 million, primarily as a result of an increase in the number of new relationships and fluctuations in existing accounts.
During the twelve months following September 30, 2023, approximately $405.0 million of time deposits are expected to mature. These deposits may not renew due to general competition. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, our recent San Francisco Bay area expansion, and our liquid investment portfolio provide a stable funding base.
At September 30, 2023, cash and cash equivalents represented 10.67% of total deposits.
Investment Securities
Our investment securities totaled $107.2 million at September 30, 2023. Mortgage-backed securities and obligations of states and political subdivisions comprised 50.81% and 33.91% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $7.3 million from our securities over the twelve months following September 30, 2023. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the nine months ended September 30, 2023, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $8.1 million. Additionally, at September 30, 2023, securities available-for-sale totaled $104.1 million, of which $103.2 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2023, the Bank had outstanding borrowings of $90.0 million and a total financing availability of $292.1 million, net of letters of credit issued of $671.5 million.
Federal Reserve Discount Window and Correspondent Bank Lines of Credit
At September 30, 2023, unused and available amounts for borrowing from the Federal Reserve Discount Window and correspondent bank lines of credit were $69.0 million and $175.0 million, respectively.

Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth below) was approximately $859.7 million as of September 30, 2023.

	September 30, 2023			Available
(in thousands)	Line of Credit	Letters of Credit Issued	Borrowings
FHLB advances	$1,053,625	$671,500	$90,000	$292,125
Federal Reserve Discount Window	69,012	—	—	69,012
Correspondent bank lines of credit	175,000	—	—	175,000
Cash and cash equivalents	—	—	—	323,548
Total	$1,297,637	$671,500	$90,000	$859,685
Future Contractual Obligations
Our estimated future contractual obligations as of September 30, 2023 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $5.0 million. We have a current obligation of $405.0 million and a long-term obligation of $22.5 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $73.7 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $401.9 million.
Dividends
The Company paid dividends to its shareholders totaling $3.5 million during the three months ended September 30, 2023.
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

Historical Information
The following table summarizes our consolidated cash flow activities:

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change
Net cash provided by operating activities	$40,547	$27,506	$13,041
Net cash used in investing activities	(207,705)	(629,441)	421,736
Net cash provided by financing activities	230,715	494,275	(263,560)
Operating Activities
Net cash provided by operating activities increased by $13.0 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
Investing Activities
Net cash used in investing activities decreased by $421.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to decreased loan origination growth.
Financing Activities
Net cash provided by financing activities decreased by $263.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to decreased deposit growth and lower borrowings.
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
Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, we had been operating under the Small Bank Holding Company Policy Statement, which provides an exemption from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements. Having passed this threshold as of September 30, 2022, we are no longer subject to this policy statement and our capital adequacy is evaluated relative to the Federal Reserve’s generally applicable capital requirements. Additionally, as of June 30, 2023, the Company’s consolidated assets were in excess of $3.0 billion, and as a consequence, beginning in March 2024, the Company will no longer prepare and file financial reports with the Federal Reserve as a small bank holding company and will be subject to capital ratio requirements for bank holding companies.
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank also is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of September 30, 2023, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.

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
The capital adequacy ratios as of September 30, 2023 and December 31, 2022 for Bancorp and the Bank are presented in the following tables. As of September 30, 2023 and December 31, 2022, Bancorp’s Tier 2 capital included subordinated debt, which was not included at the Bank level. Eligible amounts of subordinated debt included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Capital Ratios for Bancorp	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital (to risk-weighted assets)	$397,021	12.37%	$254,093	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$291,081	9.07%	$192,556	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$291,081	9.07%	$144,417	4.50%	N/A	N/A
Tier 1 leverage	$291,081	8.58%	$135,702	4.00%	N/A	N/A
December 31, 2022
Total capital (to risk-weighted assets)	$366,113	12.46%	$235,065	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$176,191	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$132,144	4.50%	N/A	N/A
Tier 1 leverage	$263,993	8.60%	$122,788	4.00%	N/A	N/A

Capital Ratios for the Bank	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital (to risk-weighted assets)	$383,511	11.97%	$256,314	8.00%	$320,393	10.00%
Tier 1 capital (to risk-weighted assets)	$351,283	10.96%	$192,308	6.00%	$256,411	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$351,283	10.96%	$144,231	4.50%	$208,334	6.50%
Tier 1 leverage	$351,283	10.37%	$135,500	4.00%	$169,375	5.00%
December 31, 2022
Total capital (to risk-weighted assets)	$356,301	12.14%	$234,795	8.00%	$293,494	10.00%
Tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$176,072	6.00%	$234,763	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$132,054	4.50%	$190,745	6.50%
Tier 1 leverage	$327,788	10.69%	$122,652	4.00%	$153,315	5.00%
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
Recent Legislative and Regulatory Developments
Potential Regulatory Reform in Response to Recent Bank Failures
The failures of Silicon Valley Bank (Santa Clara, California), Signature Bank (New York, New York), and First Republic Bank (San Francisco, California) in March and May, 2023, may lead to regulatory changes and initiatives that could impact the Company. For example, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these bank failures. On April 28, 2023, the Federal Reserve and the FDIC issued reports on the failures of Silicon Valley Bank and Signature Bank, respectively, identifying potential causes that the federal banking agencies may seek to address through changes to their supervisory and regulatory policies. Additionally, agency officials, including the Vice Chair for Supervision of the Board of Governors of the Federal Reserve System, have called for changes to the manner in which banks’ capital, interest rate, and liquidity risks are supervised and regulated. The extent of final actions to be taken by the regulatory agencies in response to these bank failures, including the potential changes discussed by the Vice Chair or highlighted in the Federal Reserve and FDIC reports, remains unclear.
Bank Term Funding Program
The Federal Reserve created the Bank Term Funding Program (the “BTFP”) in response to recent concerns over liquidity in the banking sector. This program provides funding to eligible depository institutions to help ensure that banks can meet the needs of all depositors. The BTFP offers one-year loans to banks pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasury securities, U.S. agency securities, and U.S. agency mortgage-backed securities. At September 30, 2023, the Company had neither used nor established borrowing capacity with the BTFP.
Small Business Lending Data Collection Rule
On March 30, 2023, the Consumer Financial Protection Bureau (the “CFPB”) finalized a rule under Section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The Company is evaluating the impact of the new rule.
The rule took effect on August 29, 2023, and requires compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates. In October 2023, the U.S.

District Court for the Southern District of Texas issued a nationwide preliminary injunction enjoining the CFPB from enforcing and implementing the rule.
Third Party Risk Management Guidance
On June 6, 2023, the FDIC, the Federal Reserve, and the OCC issued final guidance providing sound principles that support a risk-based approach to third-party risk management. The Company is evaluating the impact of this guidance on its practices.
Community Reinvestment Act Reform
On October 24, 2023, the Agencies released a final rule revising the framework that the Agencies use to evaluate banks’ records of community reinvestment under the Community Reinvestment Act (the “CRA”). Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and will have their retail lending, retail services and products, community development financing, and community development services subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. The rule becomes effective April 1, 2024. Most provisions of the final rule will apply beginning January 1, 2026, and the remaining provisions will apply beginning January 1, 2027. The Company is evaluating the impact of the final rule.

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-Q.

2022 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2022	FNMA	Federal National Mortgage Association
ACL	Allowance for Credit Losses	Federal Reserve	Board of Governors of the Federal Reserve System
ASC	Accounting Standards Codification	GAAP	Generally Accepted Accounting Principles in the U.S.
ASU	Accounting Standards Update	GNMA	Government National Mortgage Association
AFS	Available-for-Sale	GSE	Government Sponsored Entity
Bancorp	Five Star Bancorp and its subsidiary	ICS	Insured Cash Sweep®
Bank	Five Star Bank	IPO	Initial Public Offering
Basel III	A capital framework and rules for U.S. banking organizations	LM	Loan modification made to borrower experiencing financial difficulty
BOLI	Bank-Owned Life Insurance	NI	Net Income
BTFP	Bank Term Funding Program	NIM	Net Interest Margin
CDARS	Certificate of Deposit Account Registry Service®	OCC	The Office of the Comptroller of the Currency
CECL	Current Expected Credit Loss model for recognition of credit losses under ASC 326	OCI	Other Comprehensive Income
CFPB	Consumer Financial Protection Bureau	PPP	Paycheck Protection Program
CRA	Community Reinvestment Act	RSA	Restricted Stock Award
CME	Chicago Mercantile Exchange	ROAA	Return on Average Assets, annualized
CRE	Commercial Real Estate	ROAE	Return on Average Equity, annualized
C&I	Commercial & Industrial	ROUA	Right-of-Use Asset
EPS	Earnings per Share	SBA	U.S. Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank of San Francisco	TDR	Troubled Debt Restructuring
FHLMC	Federal Home Loan Mortgage Corporation

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable for a smaller reporting company.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2023 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s 2022 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2023 and June 30, 2023, previously filed with the SEC.
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

Five Star Bancorp
(registrant)

November 8, 2023	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

November 8, 2023	/s/ Heather C. Luck
Date	Heather C. Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)