Form 10-K
period 2023-12-31
FIVE STAR BANCORP
filed 2024-02-23
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2023 was $288.8 million. As of February 20, 2024, the number of shares outstanding of the registrant’s common stock was 17,353,369.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

i

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-K.

AAA	Accumulated Adjustments Account	FNMA	Federal National Mortgage Association
ACL	Allowance for Credit Losses	GAAP	Generally Accepted Accounting Principles in the U.S.
ASC	Accounting Standards Codification	GSE	Government Sponsored Entity
ASU	Accounting Standards Update	ICS	Insured Cash Sweep®
AFS	Available-for-Sale	IPO	Initial Public Offering
Bancorp	Five Star Bancorp and its subsidiary	IRS	Internal Revenue Service
Bank	Five Star Bank	LM	Loan modification made to borrower experiencing financial difficulty
Basel III	A capital framework and rules for U.S. banking organizations	Nasdaq	The Nasdaq Stock Market LLC
BOLI	Bank-owned Life Insurance	NI	Net Income
CDARS	Certificate of Deposit Account Registry Service®	OCI	Other Comprehensive Income
CECL	Current Expected Credit Loss model for recognition of credit losses under ASC 326	OFAC	Office of Foreign Assets Control
CFPB	Consumer Financial Protection Bureau	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	OTTI	Other than Temporary Impairment
CME	Chicago Mercantile Exchange	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	RSA	Restricted Stock Award
C&I	Commercial & Industrial	ROAA	Return on Average Assets, annualized
DFPI	Department of Financial Protection and Innovation	ROAE	Return on Average Equity, annualized
EPS	Earnings per Share	ROUA	Right-of-Use Asset
FASB	Financial Accounting Standards Board	SBA	U.S. Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
Federal Reserve	Board of Governors of the Federal Reserve System	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank of San Francisco	TDR	Troubled Debt Restructuring
FHLMC	Federal Home Loan Mortgage Corporation	Treasury Department	U.S. Department of the Treasury
ii

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
•the soundness of other financial institutions and the impacts related to or resulting from bank failures and other economic and industry volatility, including increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
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
•the sufficiency of the assumptions and estimates we make in establishing reserves for potential credit losses and the value of loan collateral and securities;
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
•risks associated with unauthorized access, cybersecurity breaches, cyber-crime, and other threats and disruptions to data security;
•our ability to implement, maintain, and improve effective risk management framework, disclosure controls and procedures and internal controls over financial reporting;
•our ability to adopt and successfully integrate new initiatives or technologies into our business in a strategic manner;

•our ability to attract and retain executive officers and key employees and their customer and community relationships;
•the impact of any future U.S. federal government shutdown and uncertainty regarding the U.S. federal government's debt limit and credit rating;
•the occurrence or impact of climate change or natural or man-made disasters or calamities, such as wildfires, droughts, mudslides, floods, and earthquakes, and particularly in Northern California and California;
•changes in and impact of local, regional and global business, economic and political conditions and geopolitical events, such as pandemics, civil unrest, wars and acts of terrorism; and
•other factors that are discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
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
The Company provides a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices, the Internet, and its mobile banking application. The Bank expects to open a full service branch in Downtown San Francisco in the second half of 2024. The Bank’s deposits are insured in whole or in part by the FDIC. The Bank’s loans and deposits are primarily within Northern California, and the Bank’s primary funding source is deposits from customers. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” As of December 31, 2023, we had total assets of $3.6 billion, total loans held for investment, net of allowance for credit losses, of $3.0 billion, and total deposits of $3.0 billion.
In May 2021, the Company completed its IPO, in connection with which the Company terminated its status as a Subchapter S corporation as of May 5, 2021 and became a taxable C Corporation.
Unless otherwise indicated, references in this report to “we,” “our,” “us,” “the Company,” or “Bancorp” refer to Five Star Bancorp and our consolidated subsidiary. All references to “the Bank” or “Five Star” refer to Five Star Bank, our wholly owned subsidiary.
Our Market
The Company, through the Bank, provides financial services to customers who are predominately small and middle-market businesses, professionals, and individuals primarily in the Northern California region. Our primary loan products are commercial real estate loans, commercial loans, commercial land and construction loans, and farmland loans. Our primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts.
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
During 2023, we hired eight business development officers and two relationship managers as part of our expansion into the San Francisco Bay Area. We expect to open a full service branch in Downtown San Francisco in the second half of 2024.
Our Products and Services
Lending Activities
We focus primarily on commercial lending, with an emphasis on commercial real estate. We offer a variety of loans to small and medium-sized businesses, professionals, and individuals, including commercial real estate, commercial, commercial land and construction, and farmland loans. Although a substantial portion of our loan portfolio consists of commercial real estate loans within our market, our portfolio is diverse and includes a significant amount of SBA loans to customers nationwide. To a lesser extent, we also offer residential real estate and construction loans and consumer loans.

Commercial real estate loans: As of December 31, 2023, we had $2.7 billion in total commercial real estate loans, representing 86.76% of total loans before deferred fees. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. These loans are generally collateralized by first liens on real estate and amortized over a period of years. We monitor and evaluate commercial real estate loans based on collateral, geography, and risk grade criteria. Our commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and industry. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry.
Commercial loans: As of December 31, 2023, we had $189.0 million in commercial loans, representing 6.10% of total loans before deferred fees. Commercial loans are underwritten after evaluating the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
SBA loans: As of December 31, 2023, our total commercial SBA portfolio held for investment was $49.2 million, representing 1.59% of total loans before deferred fees. In 2023, we sold 143 SBA loans with government-guaranteed portions totaling $36.5 million. We participate in the SBA 7(a) program in order to meet the needs of our small business community as well as customers nationwide. As an approved participant in the SBA Preferred Lender Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. Pursuant to the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act”), the SBA guaranteed 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program through October 1, 2021. The SBA presently guarantees 75% to 90% of the principal amount of qualifying loans originated under the 7(a) loan program. The guarantee is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion of the SBA loans we originate.
Commercial land and construction loans: As of December 31, 2023, we had $78.4 million in commercial land and construction loans, representing 2.53% of total loans before deferred fees. We make loans to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes in our market. On rare occasions, we also make loans for the acquisition of undeveloped land subject to heightened underwriting requirements. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates generally based on the borrowers’ ability to repay the loans from the cash flow of their businesses. The terms of our commercial land and construction loans vary depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest-only construction period and mature at the completion of construction.
Farmland loans: As of December 31, 2023, we had $51.7 million in farmland loans, representing 1.67% of total loans before deferred fees. We are a strong agricultural lender, with both lines of credit and term loans. Farmland loans are generally made to producers and processors of crops and livestock. Repayment is primarily from the sale of an agricultural product or service. Farmland loans are secured by real property and are susceptible to changes in market demand for specific commodities. This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions, and changes in business cycles, as well as adverse weather conditions.
Residential real estate and construction loans: As of December 31, 2023, we had $41.3 million in residential real estate and construction loans, representing 1.34% of total loans before deferred fees. Residential real estate loans are underwritten based upon income, credit history, and collateral. To monitor and manage residential loan risk, policies and procedures are developed and modified, as needed. We believe that this activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.
Consumer and other loans: As of December 31, 2023, we had $38.2 million in consumer and other loans, representing 1.23% of total loans before deferred fees. We make a variety of loans in relatively small amounts to individuals for personal purposes, primarily for home repairs and improvements. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history, and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral, and size of the loan. The performance of consumer loans is affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce, and other individual-specific characteristics. We do not expect these consumer and other loans to make up a significant portion of our lending activity.
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
We have established a Management Loan Committee and a Director Loan Committee. Our Management Loan Committee is comprised of our Chief Executive Officer, our Chief Credit Officer, certain other members of management, and select senior loan officers and is primarily responsible for day-to-day implementation and oversight of our loan approval procedures. Our board of directors approves, from time to time, a delegated lending authority to members of the Management Loan Committee. The amount of authority delegated to each member of the committee varies based on years of direct lending experience, responsibility, and performance. The authority limits also vary by collateral type.
Concentrations of Credit Risk
Although we have a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate located in Northern California. As of December 31, 2023, approximately 57.10% of our real estate loans measured by dollar amount were secured by collateral located in California, a majority of which is in Northern California. Additionally, we have a high concentration of real estate related loans, which represented approximately 92.30% of our loan portfolio at December 31, 2023. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in our primary market in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit Products
Representing 91.52% of our total liabilities as of December 31, 2023, deposits are our primary source of funding for our business operations. As of December 31, 2023, we held total deposits of $3.0 billion, including $0.8 billion in non-interest-bearing deposits.
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
As of December 31, 2023, our 40 largest deposit relationships, each accounting for more than $10 million, totaled $1.5 billion, or 49.80% of our total deposits. This includes $693.7 million of our total deposits held by municipalities, of which we conduct a monthly review. Our management maintains our liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Investment Securities
As of December 31, 2023, the carrying value of our investment portfolio, which represented 3.09% of total assets, totaled $111.2 million and had an average effective yield of 2.20% and an estimated modified duration of approximately 6.5 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2023, 51.25% and 37.37% of our investment portfolio consisted of mortgage-backed securities and obligations of states and political subdivisions, respectively. The remainder of our securities portfolio is invested in U.S. government agencies, collateralized mortgage obligations, and corporate bonds. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Due to loan growth, we are holding the majority of our on-balance sheet liquidity in the Federal Reserve Bank to provide readily available funds for loan growth and deposit activities in the normal course of business for our existing clients.
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
We conduct business through seven branches in our key market of Northern California. We expect to open a full service branch in Downtown San Francisco in the second half of 2024. Many other commercial and community banks, savings institutions, credit unions, and other financial institutions maintain a physical presence in our primary market area, and some maintain only a virtual presence. Many of these competitors are larger than we are, have significantly more resources, greater brand recognition, and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing than we can and may better afford and make broader use of media advertising, support services, and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. To offset these competitive disadvantages, we concentrate marketing efforts in the local markets we service with local advertisements and personal contacts. We depend on our reputation of having greater personal service than our competitors, as well as consistency, flexibility, our ability to make credit and other business decisions quickly, and our deep knowledge of competitor strengths and weaknesses.
Based on the FDIC Summary of Deposits as of June 30, 2023, Five Star ranks sixth in the Sacramento-Roseville-Folsom metropolitan statistical area (“MSA”) by deposit market share with deposits of $2.6 billion and four branches. As of June 30, 2023, total market deposits in the Sacramento-Roseville-Folsom MSA were $94.9 billion, of which $78.3 billion, or approximately 82.5%, is held by five money center banks across 186 branches. We are the 44th largest insured depository institution in California by deposits as of June 30, 2023.
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
The majority of our other systems, including our electronic funds transfer, transaction processing, and online banking services are hosted by third-party service providers. The scalability of this infrastructure will support our growth strategy. In addition, the tested capability of these vendors to automatically switch over to standby systems should allow us to recover our systems and provide business continuity quickly in case of a disaster.
Emerging Growth Company Status
We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Among other factors, as an emerging growth company:
•we may present only two years of audited financial statements and discuss only our results of operations for two years in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
•we are exempt from the requirement to provide an opinion from our auditors on the design and operating effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
•we may choose not to comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our audited financial statements;
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
We may take advantage of these provisions for up to five years unless we earlier cease to qualify as an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We have elected to adopt the reduced disclosure requirements described above regarding the number of periods for which we are providing audited financial statements and selected financial data, and our executive compensation arrangements. In addition, we take advantage of the reduced reporting and other requirements under the JOBS Act with respect to the periodic reports we file with the SEC and proxy statements that we use to solicit proxies from our shareholders. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you invest.
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
Employee Profile
As of December 31, 2023, we had 180 full-time employees and five part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
Commitment to Environmental, Social, and Governance
We are executing an Environmental, Social, and Governance strategy designed to promote positive change that focuses on the environmental impacts of our business and the geographical service areas in which we serve, social factors in the communities we serve, and the governance of our board of directors.
Environmental: Climate change impacts our customers, communities, employees, and shareholders. We are committed to developing policies and procedures that can contribute to reducing the effects of climate change, including funding customer business ventures that create a positive environmental impact through agriculture or technology. We continue to sponsor and support environmental impact initiatives by partnering with our customers that aid in the efforts of a clean and sustainable community. Additionally, we equip customers with technology tools designed to reduce their carbon footprint by reducing in-branch customer visits.
We have taken steps designed to help reduce our own carbon footprint by utilizing e-signatures to conduct business to reduce paper consumption and encouraging our employees to work remotely, where possible. We recognize that reducing the effects of climate change and helping to drive the transformation to a lower carbon environment are ongoing efforts, and plan to continually seek out opportunities that can positively impact the effect that climate change has on the environment.
Social: We work to create positive social impacts in the communities in which our business operates, including by assisting unhoused populations, supporting affordable housing projects, and prioritizing non-profit donations. We believe it is our shared responsibility to build a strong foundation of community by fostering a culture of belonging and inclusion. We also remain focused on the investment in, economic development of, and sustainability of the geographical service areas in which we serve.
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
Dedication to Diversity, Equity, and Inclusion
Diversity, Equity, and Inclusion (“DE&I”) is essential in our workplace. We have a fully engaged Senior Vice President, Chief Operations Officer and Chief DE&I Officer who leads our DE&I efforts. Our Human Resources department is focused on our commitment to DE&I through hiring practices and employee training. We are committed to ensuring that all employees feel a sense of belonging in the workplace and that processes and programs are impartial, fair, and provide equal opportunity for every individual. We also have a history of serving customers in the non-profit community who are dedicated to the success of under-resourced and vulnerable populations, the empowerment of women, and the continued vitality of the environment.
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
Supervision and Regulation
General
Federal and state banking laws impose a comprehensive system of supervision, examination, regulation, and enforcement on the operations of insured banks and their holding companies. As a result, our growth, earnings performance, and operations may be affected by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the DFPI, the FDIC, the Federal Reserve, and the CFPB. Furthermore, tax laws administered by the IRS and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury Department, and SBA regulations with respect to small business loans, have an impact on our business. These statutes, regulations, and policies are continually under the review of the United States Congress and state legislatures, as well as federal and state regulatory agencies, and the nature and extent of future legislative, regulatory, or other developments affecting financial institutions are impossible to predict with any certainty. Supervision and regulation of banks, their holding companies, and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (the “DIF”) of the FDIC, and the U.S. banking and financial system, rather than holders of our capital stock.
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
Federal Oversight over Mergers and Acquisitions, Investments, and Activities
The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control 5% or more of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.
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
Because the Company’s total consolidated assets exceeded the $3.0 billion threshold as of September 30, 2022, the Company is no longer subject to this policy statement and its capital adequacy is evaluated relative to the Federal Reserve’s generally applicable capital requirements. A bank holding company that crosses the $3.0 billion total consolidated assets threshold as of June 30 of a particular year is no longer permitted to file reports as a small holding company beginning the following March. The Company’s total consolidated assets were in excess of $3.0 billion as of June 30, 2023. Accordingly, beginning in March 2024, the Company will cease filing financial reports with the Federal Reserve as though it were a small holding company.
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
For purposes of calculating the denominator of the risk-based capital ratios, a banking institution’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. For purposes of calculating the numerator of the capital ratios, capital, at both the holding company and bank levels, is classified in one of three tiers depending on the “quality” and loss-absorbing features of the capital instrument. Common equity Tier 1 capital is predominantly comprised of common stock instruments (including related surplus) and retained earnings, net of treasury stock, and after making necessary capital deductions and adjustments. Tier 1 capital is comprised of common equity Tier 1 capital and additional Tier 1 capital, which includes non-cumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria (including related surplus). Total capital is comprised of Tier 1 capital and Tier 2 capital, which includes certain subordinated notes with a minimum original maturity of five years (including related surplus) and a limited amount of allowance for credit losses. Newly issued trust preferred securities and cumulative perpetual preferred stock may not be included in Tier 1 capital, but generally may be included in Tier 2 capital, provided they do not include features that are disallowed by the capital rules, such as the acceleration of principal other than in the event of a bankruptcy, insolvency, or receivership of the issuer.
Failure to meet minimum capital requirements could subject a banking organization to a variety of enforcement remedies. A banking organization’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on the banking organization’s ability to make capital distributions and discretionary bonus payments.
At December 31, 2023, common equity Tier 1 capital, Tier 1 capital, and total capital of the Company on a consolidated basis equaled 9.07%, 9.07%, and 12.30% of its total risk-weighted assets, respectively, and its Tier 1 leverage ratio on a consolidated basis was 8.73%. At December 31, 2023, the Bank exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital, and total capital equal to 10.95%, 10.95%, and 11.93% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 10.52%. As a result, the Bank was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described below.
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
A bank holding company is also required to give the Federal Reserve prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by or written agreement with the Federal Reserve. This prior notice requirement does not apply to any bank holding company that meets certain “well-capitalized” and “well-managed” standards and is not the subject of any unresolved supervisory issues.
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
Supervision and Regulation of the Bank
The Bank is a commercial bank chartered under the laws of the state of California and is primarily subject to the supervision, examination, and reporting requirements of the FDIC and the DFPI. Almost every area of the operations and financial condition of the Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law, including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices, and the provision of services. The FDIC and the DFPI regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies have the power to take enforcement action to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. The Bank is subject to supervision, examination, enforcement, and reporting requirements under the FDI Act, the California Financial Code, regulations of the FDIC and the DFPI, and certain of the requirements imposed by the Dodd-Frank Act. The Company and the Bank are also subject to a wide range of consumer protection laws and regulations.

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
Restrictions on Lending, Insider Transactions, and Affiliate Transactions
California law limits California banks in the amount they may lend to one borrower and the amount they may lend to insiders. Under California law, with limited exceptions, unsecured loans to one person may not exceed 15% of the sum of a bank’s shareholders’ equity, allowance for credit losses, capital notes, and debentures. Additionally, both secured and unsecured loans to one person (excluding certain secured lending and letters of credit) at any given time generally may not exceed 25% of the sum of a bank’s shareholders’ equity, allowance for credit losses, capital notes, and debentures.
Section 22(g) of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation O, governs and restricts extensions of credit by a member bank to an executive officer, director, or principal shareholder of the bank and its affiliates. By making these provisions applicable to state non-member banks, the FDI Act and FDIC regulations impose these restrictions on the Bank’s purchases or sales of assets from or to insiders of the Bank and the Company. Additionally, California law imposes insider lending limits that are similar to the restrictions of the Federal Reserve’s Regulation O.
Sections 23A and 23B of the Federal Reserve Act, which the FDI Act makes applicable to a state non-member bank like ours in the same manner and to the same extent as if it were a member bank, establish parameters for an insured bank to conduct “covered transactions” with its affiliates, generally: (i) limiting the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount not greater than 10% of the bank’s capital stock and surplus, and limiting the aggregate of all such transactions with all affiliates to an amount not greater than 20% of the bank’s capital stock and surplus and (ii) requiring that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. In addition, an insured bank’s loans to affiliates generally must be fully collateralized. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, and several other types of transactions.
Concentrations in Lending
In 2006, the federal bank regulatory agencies released guidance advising financial institutions of the risks posed by commercial real estate lending concentrations and reinforcing that financial institutions should implement sound risk management processes to identify, monitor, and control risks associated with commercial real estate concentrations. Higher allowances for credit losses and capital levels may also be required. The commercial real estate guidance provides that further supervisory analysis of an institution’s commercial real estate loan concentrations is warranted when its concentrations exceed either: (i) total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital or (ii) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate portfolio has also increased by 50% or more during the prior 36 months. We have exposures to loans secured by commercial real estate due to the nature of our market and the loan needs of both our retail and commercial customers. We believe that our long-term experience in commercial real estate lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the commercial real estate guidance.

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
Reserve Requirements
Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to 0.00% effective March 26, 2020. Increases to the reserve requirement would decrease the amount of the Bank’s assets that it may make available for lending and investment activities. Currently, the Federal Reserve has no plans to re-impose reserve requirements. However, the Federal Reserve may adjust reserve requirement ratios in the future if conditions warrant. Balances maintained by or on behalf of depository institutions in accounts at Federal Reserve Banks continue to receive interest when reserve requirement ratios are set to 0.00%. All balances earned the interest on excess reserves rate through July 28, 2021. Thereafter, all balances earn the Interest on Reserve Balances (the “IORB”) rate. The IORB rate is the rate of interest paid by the Federal Reserve Bank on balances maintained by or on behalf of an eligible institution in an account at a Federal Reserve Bank. The Board of Governors votes on the level of the IORB rate at each Federal Open Market Committee meeting that is consistent with the announced monetary policy stance. The amount of interest on reserve balances is calculated by multiplying the IORB rate on a day by the end of day balance maintained in an account on that day.

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
Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These include, for instance, the California Unfair Competition Law, which broadly prohibits any unlawful, unfair, or fraudulent business act or practice, and false, deceptive, or misleading advertising. Violations of applicable consumer protection laws can result in significant potential liability, including actual damages, restitution, and injunctive relief, from litigation brought by customers, state attorneys general, and other plaintiffs, as well as enforcement actions by banking regulators.
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
FDIC Deposit Insurance Assessments
The deposits of the Bank are insured by the DIF as administered by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the DIF at minimum levels required by statute. The Dodd-Frank Act increased the minimum reserve ratio requirement for the DIF to 1.35% of total estimated insured deposits or the comparable percentage of the deposit assessment base. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the DIF grew at a normal rate. As a result, the DIF reserve ratio fell to below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2.00%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, generally increased.
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
On October 24, 2023, the federal banking agencies issued a final rule amending the CRA regulations, substantially revising how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. Under the final rule, it may be more challenging and costly for the Bank to achieve an “Outstanding” or “Satisfactory” CRA rating. Banks with assets of at least $2 billion, including the Bank, will be considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank's geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. Additionally, while the final rule retains the option for a large bank to adopt a strategic plan, a strategic plan will generally be required to cover the same tests and geographies as the revised framework applies to other large banks. Most of the final rule’s new requirements are applicable beginning January 1, 2026. The remaining new requirements, including data reporting requirements, are applicable on January 1, 2027.
FHLB Membership
The Bank is a member of the FHLB, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of banking institutions. Each Federal Home Loan Bank is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank system and makes advances to members in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank and subject to the oversight of the Federal Housing Finance Agency. All advances from a Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.
Cybersecurity
Federal banking agencies pay close attention to the cybersecurity practices of banks and their holding companies and affiliates. The interagency council of the agencies, the FFIEC, has issued several policy statements and other guidance for banks as new cybersecurity threats arise. The FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyber-attacks.
Banking organizations are required to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance.

Limitations on Incentive Compensation
In April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1.0 billion or more in total consolidated assets. For institutions with at least $1.0 billion but less than $50.0 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution: (i) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits or (ii) that could lead to material financial loss to the institution. The proposal would also impose certain governance and recordkeeping requirements on institutions covered by the rule. Whether or when the agencies will finalize the proposal is uncertain.
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
Unlike many of our larger competitors that maintain significant operations located outside our market, substantially all of our customers are individuals and businesses located and doing business in the state of California. As of December 31, 2023, approximately more than half of our real estate loans measured by dollar amount were secured by collateral located in California, substantially all of which is in Northern California. Therefore, our success will depend upon the general economic conditions and real estate activity in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of larger, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans, may lead to credit losses that are not offset by operations in other markets, and may also reduce the ability of depositors to make or maintain deposits with us. In addition, businesses operating in Northern California, and Sacramento in particular, depend on California state government employees for business, and reduced spending activity by such employees in the event of furloughing or termination of such employees could have an adverse impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank. For these reasons, any regional or local economic downturn could have an adverse effect on our business, financial condition, and results of operations.
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
As of December 31, 2023, a significant majority of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, with a majority of these real estate loans concentrated in Northern California. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults, and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and land acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk, and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then-fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition, and results of operations.

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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve, which has raised interest rates significantly in 2022 and 2023. As interest rates have increased, so have competitive pressures on the deposit cost of funds. This has been exacerbated by the bank failures in the first half of 2023 and the resulting heightened competition for deposits, which has also affected the interest we pay on deposits. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on our results of operations. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have an adverse effect on our business, financial condition, and results of operations. As of December 31, 2023, significant portions of our interest-bearing liabilities were variable rate, where our variable rate liabilities reprice at a faster rate than our variable rate assets.
In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the demand for loans, decreasing the ability of borrowers to repay their current loan obligations, and increasing early withdrawals on term deposits. These circumstances could not only result in increased loan defaults, foreclosures, and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for credit losses, which could have an adverse effect on our business, financial condition, and results of operations. The Federal Reserve has indicated that it expects to lower the target range for the federal funds rate beginning in 2024. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio, and our cost of funds may not fall as quickly as yields on interest-earning assets. Our asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.
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
The use of statistical and quantitative models and other quantitatively based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for credit loss measurement, portfolio stress testing, and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlie them. We anticipate that model-derived insights will be used more widely in our decision making in the future. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have an adverse effect on our business, financial condition, and results of operations.
We may not be able to measure and limit our credit risk adequately, which could adversely affect our profitability.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. Many of our loans are made to small to medium-sized businesses that are less able to withstand competitive, economic, and financial pressures than larger borrowers. If the overall economic climate in the United States, generally, or in our market specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of multifamily residential, real estate construction, and other commercial real estate loans include the quality of management of the business and tenant vacancy rates.
Our risk management practices, such as monitoring the concentration of our loans within specific markets and our credit approval, review, and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies, and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures, and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition, and results of operations.
We are exposed to higher credit risk and other risks and costs by our commercial real estate, commercial land and construction, commercial construction, farmland loans and other real estate assets.
Commercial real estate, commercial land and construction, commercial construction, and farmland-based lending, which form significant portions of our loan portfolio, usually involve higher credit risks than other types of mortgage loans. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers, leading to relationship exposure.
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
We may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO could have an adverse effect on our business, financial condition, and results of operations.
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
One component of our business consists of originating and periodically selling U.S. government-guaranteed loans, in particular those guaranteed by the SBA. Pursuant to the Consolidated Appropriations Act, the SBA guaranteed 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program through October 1, 2021. The SBA presently guarantees 75% to 90% of the principal amount of qualifying loans originated under the 7(a) loan program. The U.S. government may not maintain the SBA 7(a) loan program, and even if it does, the guaranteed portion may not remain at its current or anticipated level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government-guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our non-interest income, any significant changes to the SBA 7(a) loan program, such as its funding or eligibility requirements, may have an unfavorable impact on our prospects, future performance, and results of operations. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the year ended December 31, 2023 was $36.5 million, compared to $50.8 million for the year ended December 31, 2022.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies may be interrelated as a result of trading, clearing, counterparty, and other relationships. The failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 resulted in significant disruption in the financial services industry and negative media attention, which has also adversely impacted the volatility and market prices of the securities of financial institutions and resulted in outflows of deposits for us and many other financial institutions. These events have adversely impacted and could continue to adversely affect our business, results of operations, and financial condition, as well as the market price and volatility of our common stock.
The rapid rise in interest rates during 2022 and 2023 and the resulting industry-wide reduction in the fair value of securities portfolios, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the United States banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital. We are exposed to different industries and counterparties through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. As a result, defaults by, declines in the financial condition of, or even rumors or questions about one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or other institutions. These losses could adversely affect our business, financial condition, and results of operations.
Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.
The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has: (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios and may be required to maintain higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition, and results of operations.
Our recovery on commercial real estate loans could be further reduced by a lack of a liquid secondary market for such mortgage loans and mortgage-backed securities.
Our current business strategy includes an emphasis on commercial real estate lending. Although we sold $36.5 million of loans in the year ended December 31, 2023, we may decide to sell more loans in the future. A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and OREO may not accurately reflect the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of OREO that we acquire through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for credit losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for credit losses could have an adverse effect on our business, financial condition, and results of operations.
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
As of December 31, 2023, our 30 largest borrowing relationships ranged from approximately $19.9 million to $71.5 million (including unfunded commitments) and totaled approximately $1.1 billion in total commitments (representing, in the aggregate, 35.49% of our total loans held for investment before deferred fees at that date). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.
Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.
At December 31, 2023, our 40 largest deposit relationships, each accounting for more than $10.0 million, amounted to $1.5 billion, or 49.80% of our total deposits. This includes $693.7 million in deposits from municipalities, of which we conduct a monthly review. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable, funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations, and/or to raise funding through brokered deposits. Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.
Our allowance for credit losses may be inadequate to absorb losses inherent in the loan portfolio.
Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio that considers historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, economic conditions, and other pertinent information. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for credit losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of credit losses are necessarily subjective, and their accuracy depends on the outcome of future events. At December 31, 2023, the allowance for credit losses was $34.4 million.
Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance, and other factors, both within and outside of our control, may result in our experiencing higher levels of nonperforming assets and charge-offs, and incurring credit losses in excess of our current allowance for credit losses, requiring us to make material additions to our allowance for credit losses, which could have an adverse effect on our business, financial condition, and results of operations.
Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for credit losses. These regulatory agencies may require us to increase our allowance for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-offs for which we have not established adequate reserves, our business, financial condition, and results of operations could be adversely affected at that time.
On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326,”), which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under ASC 326, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. Under the CECL model, the calculated allowance for credit losses was $5.3 million higher on January 1, 2023 than the allowance under the incurred loss model. For further information, please see Note 2, Recently Issued Accounting Standards, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2023, the carrying value of our investment securities portfolio was approximately $111.2 million. As of the same date, 9.48% of our investments were U.S. government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could require the Company to record an allowance for credit losses, which could have an adverse effect on our business, financial condition, and results of operations. The process for determining whether an allowance for credit losses is required involves complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security, and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have an adverse effect on our business, financial condition, and results of operations.
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
The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole, and/or the FDIC DIF, not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC and the DFPI. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposed significant regulatory and compliance changes on financial institutions, is an example of this type of federal law. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends, and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have an adverse effect on our business, financial condition, and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Compliance with current and potential regulation, as well as supervisory scrutiny by our regulators, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort, and resources to ensure compliance and respond to any regulatory inquiries or investigations. Our failure to comply with any applicable laws or regulations, interpretations of such laws and regulations, or regulatory policies could result in sanctions by regulatory agencies, civil money penalties, and/or damage to our reputation, all of which could have an adverse effect on our business, financial condition, and results of operations.
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
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition, and results of operations cannot be predicted with certainty.
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
In addition, these agencies have the power to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place the Bank into receivership or conservatorship. Any regulatory enforcement action against us could have an adverse effect on our business, financial condition, and results of operations.
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
Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, the Company had been operating under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts from the Federal Reserve’s risk-based capital and leverage rules bank holding companies with total consolidated assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities registered with the SEC. Because the Company’s total consolidated assets exceeded the $3.0 billion threshold as of September 30, 2022, the

Company is no longer subject to this policy statement and its capital adequacy is evaluated relative to the Federal Reserve’s generally applicable capital requirements.
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
The Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act prohibits unfair or deceptive acts or practices, and the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice, federal and state banking agencies, and other federal and state agencies, including the CFPB, are responsible for enforcing these fair and responsible banking laws and regulations. Banks with no more than $10.0 billion in total consolidated assets, including the Bank, are subject to rules promulgated by the CFPB but are examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB has proposed rules that would restrict various fees that financial institutions can charge consumers, including credit card late fees and certain insufficient funds (“NSF”) fees. Accordingly, CFPB rulemaking has the potential to have a significant impact on the operations of the Bank.
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
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose part or all of your investment as a result.
Our stock price has fluctuated from a low of $18.21 to a high of $31.92 between our initial public offering and December 31, 2023. Volatility in the market price of our common stock may negatively impact the price at which our common stock may be sold and may also negatively impact the timing of any sale. The market price of our common stock may continue to fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:
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
•future sales or issuance of additional shares of our common stock;

•fluctuations in the market price of our common stock and operating results of our competitors;
•changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws or regulations;
•new technology used, or services offered, by competitors;
•additional investments from third parties; or
•geopolitical conditions such as acts or threats of terrorism, pandemics, or military conflicts.
In particular, the realization of any of the risks described in this section could have an adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock over the short, medium, or long term, regardless of our actual performance. In the past, following periods of volatility in the market price of a company's securities, shareholders have often instituted securities class action litigation. If we were to be involved in a class action lawsuit, it could divert the attention of our senior management and could adversely affect our business, financial condition, and results of operations.
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
We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, or change their recommendations regarding our common stock, or if our operating results do not meet their expectations, the market price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, or our operating results do not meet their expectations, either absolutely or relative to our competitors, the market price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we would lose visibility in the financial markets, which in turn could cause the market price of our common stock or trading volume to decline. If we fail to meet the expectations of analysts for our operating results, the market price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause the market price of our common stock and trading volume to decline.
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
In any liquidation, dissolution, or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of December 31, 2023, we had outstanding an aggregate of $73.7 million of subordinated notes, net of debt issuance costs, outstanding, and we did not have any outstanding preferred stock or trust preferred securities. We could incur future debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution, or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated notes and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and dividends on the trust preferred securities and preferred stock before we will be able to pay any dividends on our common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature, or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt securities or our incurrence of other borrowings will negatively affect the market price of our common stock.
California law and the provisions of our amended and restated articles of incorporation and amended and restated bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.
California corporate law and provisions of our amended and restated articles of incorporation (“articles of incorporation”) and our second amended and restated bylaws (“bylaws”) could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person, company, or group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% or more if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors must comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Collectively, provisions of our articles of incorporation and bylaws and other statutory and regulatory provisions may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest, or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. Moreover, the combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our common stock.
Our bylaws have an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.
Our bylaws have an exclusive forum provision providing that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Northern District of California (or, in the event that the United States District Court for the Northern District of California does not have jurisdiction, any federal or state court of California) shall be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any duty owed by any director, officer, or other employee to us or to our shareholders; (iii) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the General Corporation Law of California or the articles of incorporation or the bylaws; or (iv) any action asserting a claim against us or any of our directors, officers, or other employees that is governed by the internal affairs doctrine. Our bylaws will further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by applicable law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws, including the applicable rules and regulations promulgated thereunder. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have notice of and to have consented to this provision of our bylaws. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, and growth prospects.
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
There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations or increase in the future. A downturn in economic conditions in our market, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets or increase profitability as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, managing a growing number of customer relationships, scaling technology platforms, hiring and retaining qualified employees, and successfully implementing our strategic initiatives. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures, and processes in an efficient and timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking franchise, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth. We may not have, or may not be able to develop, the knowledge or relationships necessary to be successful in new markets. Our failure to sustain our historical rate of growth, adequately manage the factors that have contributed to our growth, or successfully enter new markets could have an adverse effect on our earnings and profitability and, therefore, on our business, financial condition, and results of operations.
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
•risks of impairment to goodwill or allowance for credit losses of investment securities;
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
Failures in, or breaches of, our computer systems and network infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks, cybersecurity breaches, and other disruptions, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, result in supervisory liability or regulatory enforcement action, damage our reputation, result in a loss of customers and business, result in a loss of confidence in the security of our systems, products, and services, increase our costs, and cause losses. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition, and results of operations. In addition, our operations are dependent upon our ability to protect our computer systems and network infrastructure, including our internet banking activities, against damage from physical break-ins, cybersecurity breaches, and other disruptive problems caused by the internet or other users. Cybersecurity breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in business disruptions, significant liability to us, and damage to our reputation and may discourage current and potential customers from using our internet banking services. Our security measures, including firewalls and penetration testing, as well as oversight by our board of directors and Audit Committee as well as management's assessment, identification, and management of cybersecurity risks, may not prevent or detect future potential losses from system failures or cybersecurity breaches, attacks, or other disruptions. While we seek to continuously monitor for and react to any and all such malicious cyber activity and develop our systems to protect our technology infrastructure and data, such monitoring and systems development may not be effective in preventing misuse, misappropriation, or corruption. In the ordinary course of business, our board of directors receives quarterly cybersecurity risk management updates and members of the Audit Committee of our board of directors also attend the meetings of our information technology steering committee on a quarterly basis. Cybersecurity risk management is incorporated into our overall enterprise risk management model, which is updated on a quarterly basis and subject to oversight by our board of directors.
In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our customers. Although we devote significant resources, oversight by our board of directors, and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, malware, misplaced or lost data, programming or human errors, or other similar events. We and our third-party service providers have experienced these types of events in the past and expect to continue to experience them in the future. These events could interrupt our business or operations or result in significant legal and financial exposure (including costs associated with remediating any security breaches), supervisory liability, regulatory enforcement action, damage to our reputation, loss of customers and business, or a loss of confidence in the security of our systems, products, and services. Although the impact to date from these events has not had an adverse effect on us, we cannot be sure this will be the case in the future. Any of these occurrences could have an adverse effect on our business, financial condition, and results of operations. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because attacks are increasingly sophisticated, change frequently, often are not recognized until launched, and can originate from a wide variety of sources. Our early detection and response mechanisms could fail to detect, mitigate, or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to human error, equipment failure, natural disasters, power loss, unauthorized access, supply chain attacks, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. In addition, although we maintain insurance coverage that may, subject to terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed our policy limits or are not covered under any of our current insurance policies.
Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet, cloud, and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. Additionally, like many large enterprises, we have introduced more remote work arrangements for our employees. The increase in remote work arrangements over the past few years has introduced potential new vulnerabilities to cyber threats. We also face increased cybersecurity risk as we deploy additional technologies and digital solutions, including our website and digital banking platform with complementary treasury management solutions. Moreover, any cyber-attack or other security breach may persist for an extended period of time without detection. We endeavor to design and implement policies and procedures to identify such cyber-attacks or breaches as quickly as possible; however, we expect that any investigation of a cyber-attack or breach would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack or breach.
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
The SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. If we fail to comply with these new requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition, and results of operations.

We may also be subject to liability under various data protection laws. In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our customers and employees, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state, and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
Our ability to conduct our business could be disrupted by natural or man-made disasters or the effects of climate change.
All of our offices, a significant portion of the real estate securing loans we make, and many of our borrowers’ business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated. California is also prone to wildfires, droughts, mudslides, floods, and other natural disasters. Additionally, acts of terrorism, war, civil unrest, violence, other man-made disasters, or the effects of climate change could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters or the effects of climate change could destroy, or cause a decline in the value of, mortgaged properties or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures, and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in loan demand and loan originations, result in drawdowns of deposits by customers impacted by disasters, and negatively impact the implementation of our growth strategy. Natural or man-made disasters or the effects of climate change could also disrupt our business operations more generally. We have implemented a business continuity program that allows us to move critical functions to a backup data center in the event of a catastrophe. Although this program has been tested, we cannot guarantee its effectiveness in any disaster scenarios. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster or the effects of climate change could have an adverse effect on our business, financial condition, and results of operations. Climate change also could present financial risks to us as a result of transition risks, such as societal and/or technological responses to climate change, which could include changes in climate policy or in the regulation of financial institutions with respect to risks posed by climate change.
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
The nature of our business makes us sensitive to the large body of accounting rules in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our consolidated financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for credit losses on the basis of the current expected credit losses over the lifetime of our loans, which was applicable to us beginning in 2023, and may result in increases in our allowance for credit losses and future provisions for credit losses and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which became applicable to us beginning in 2022. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings, and performance metrics. Any such changes could have an adverse effect on our business, financial condition, and results of operations.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions, and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions, and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our possible need to revise or, if in error, restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition, and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We recognize the crucial importance of identifying, assessing, and managing material risks from cybersecurity threats. We are committed to implementing and maintaining a comprehensive information security program to manage such risks and safeguard our systems and data, including the data of our customers.
Information Security Policies and Procedures
We manage our cybersecurity risk in accordance with our Information Security Program (the “Information Security Program”), which is applicable to all users of our information technology assets, information assets, and facilities, including our employees, contractors, vendors, volunteers, and agents. The Information Security Program includes an Information Security Incident Response Policy (the “Incident Response Policy”), which sets forth the rules and requirements for identifying, investigating, validating, prioritizing, and responding to information security incidents, and addresses the response portion of security monitoring. The Information Security Program also includes: (i) an Information Security Incident Response Procedure (the “Incident Response Procedure”), which delineates the processes for reporting, classifying, investigating, planning, containing, eradicating, recovering, documenting, and communicating information security incidents, as well as post-incident activities, and (ii) a Security Monitoring Policy, which establishes the rules and requirements for enabling, logging, alerting, and monitoring real time security alerts and security logs (automated or manual), as well as various condition monitoring tests and reviews, and documentation requirements in connection with security incident identification.
Potential information security incidents are identified in a number of ways, including, but not limited to: users reporting security violations, system weaknesses, violations of our Information Security Acceptable Use Policy, which addresses the boundaries of acceptable use of our information technology assets, automated system alerts, and monitoring of both system generated and manually generated logs. Our Information Security Program mandates that any potential information security incident response begin at the initial internal communication and investigation stage, during which such events undergo initial investigation for validation, including related to the scope and depth of such incident and to ensure that it has not resulted from a false positive. Internal communications regarding the potential incident occur with the relevant security coordinator according to our Incident Response Procedures.
Following this initial stage, we gather and update impact information and related documentation for such incident. We use an incident classification matrix to determine the initial classification of a potential information security incident, which considers users, customers, and systems affected, the sensitivity of data at risk, and the potential business impacts to the Company including financial, legal, regulatory, operational, and reputation. The resulting classification of “Red,” “Yellow,” or “Green” identifies next steps for escalation and communication following initial investigation of the potential incident. Upon escalation of an incident, a member of management who is identified as an Incident Response Contact per our Information Security Program reviews and validates the initial determination of the priority of the incident prior to entering into the subsequent stage, during which a response to the incident is determined and notifications or communications are made to either additional personnel or any external entities. Depending on the specific details of any such incident, we may notify additional members of our management team, our board of directors, the Audit Committee, state and federal regulators, technology service providers, and/or the SEC. The timing of such communications varies based on the details of a particular incident and applicable regulations governing such disclosure. Following this classification and communication stage, we enter the recovery stage to determine containment and a response to the incident, assign technical staff to address such incident, implement containment, eradicate the incident source, and recover from such incident. Following any such incident, we engage in follow-up to communicate with law enforcement and notify impacted third parties and customers, as appropriate, in addition to further investigating the cause of the incident, documenting takeaways, and engaging in remediation.
Our Chief Information Security Officer (“CISO”) coordinates with other members of our executive management team identified in our Information Security Program to document, validate, respond, and manage actual or potential security incidents according to their threat classifications as described above, and report to our board of directors and/or the Audit Committee on an ad hoc basis. The CISO also provides quarterly reports on the status of our Information Security Program and its compliance with regulatory requirements to our board of directors in connection with our board's general risk management oversight role, as described in further detail below. The CISO and the Chief Information Officer (“CIO”) have shared responsibility for overseeing day-to-day operations of the Information Security Program, coordinating or contributing to reviews, audits, risk assessments, and other risk management material, development of departmental policies and procedures for board approval, and periodic updates to our information technology steering committee and/or the full board of directors. The CIO reports to President and Chief Executive Officer, while the CISO reports to the Chief Regulatory Officer and reports regularly to the Audit Committee.
The CIO has 20 years of industry experience including management of technology, security, data analytics, and vendor relationships. The CISO has over 10 years of industry experience including management of security and vendor relationships as well as possesses several industry certifications, including certification as a Certified Information Systems Security Professional from the International Information System Security Certification Consortium and as a Certified Information Security Manager from the Information Systems Audit and Control Association.
With the approval of Audit Committee, we also engage third party assessors, consultants, and auditors in connection with the Company’s Information Security Program and in accordance with our Audit Program, including to conduct external and internal penetration testing, independent audits, and risk assessments. We may also utilize third party service providers in the ordinary course of business, including to assist us in performing information security assessments for third party service providers that store or process our confidential data. These information security assessments, whether performed by a third party or internally, include a review of any systems and organization control reports, and proof of the vendor’s independent testing of their data protection controls, as well as a review of any exceptions noted and assessment of management responses, results of vulnerability and penetration testing, incident response processes, and third party data protection controls (which can include, but are not limited to: access reviews and controls, backups, monitoring, encryption standards, and disaster recovery). The review of these areas is taken into account in order to provide an overall information security conclusion and risk rating for the vendor.
In addition, we use a combination of technology, policies, procedures, training, and monitoring to promote security awareness and prevent security incidents.
Cybersecurity Risk Oversight
Our executive management team is responsible for the development of our policies and procedures and for managing any exception to the same. In particular, our CISO oversees information security compliance, as described above. The board of directors of the Company has ultimate oversight of cybersecurity-related risk and activities, including the review and approval of our policies and procedures related to cybersecurity. The Information Security Program is approved on an annual basis. Cybersecurity risk management is also incorporated into our overall enterprise risk management model, which is updated on a quarterly basis and subject to oversight by our board of directors.
In the ordinary course of business, our board of directors receives quarterly updates from the CISO regarding the Information Security Program and compliance with relevant regulations, as described above. Members of the Audit Committee of our board of directors also attend the meetings of our information technology steering committee on a quarterly basis. Our information technology steering committee consists of members of our board of directors who have relevant experience from their audit and management experience as well as training provided by our management. If an incident occurs, depending on its priority as identified through the procedures described above, management may inform our board of directors and/or Audit Committee sooner than its next quarterly update. See the section entitled “Part I, Item 1. Business—Risk Management” for additional information on the role of our board of directors and its committees in overseeing risk management.
Relevant Regulations
As a regulated financial institution, the Bank is also subject to financial privacy laws, and our cybersecurity practices are subject to oversight by the federal banking agencies. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. For additional information, see the section entitled “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Bank—Cybersecurity.”
Prior Incidents
Although we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected our business strategy, results of operations, or financial condition, there can be no guarantee that we will not experience such an incident in the future. For additional information regarding the risk we face from cybersecurity threats, see the risk factor entitled “System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation, damage to our reputation, and other potential losses.” included in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.
Item 2. Properties
Our corporate headquarters is located at 3100 Zinfandel Drive, Suite 100, Rancho Cordova, CA 95670. As of December 31, 2023, in addition to our corporate headquarters, which includes our Rancho Cordova branch, we operated six other branch offices in Roseville, Natomas, Redding, Elk Grove, Chico, and Yuba City and one administrative office in Sacramento. We lease our corporate headquarters and all of our other offices. The lease on our corporate headquarters expires in 2026, and the leases on our branch offices and administrative office expire in 2024 through 2032. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.
Item 3. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Common Stock, and Dividends
The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “FSBC.” On February 20, 2024, there were 127 holders of record of the Company’s common stock. The actual number of stockholders is greater than this, as it would include stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
The Company has paid cash dividends on its common stock in every quarter since January 2002, with the exception of the third and fourth quarters of 2009 and all quarters of 2010. Prior to our IPO, we were treated as an S Corporation for U.S. federal income tax purposes, and as such, we paid distributions to our existing shareholders to assist them in paying the U.S. federal income taxes on our taxable income that was “passed through” to them, as well as additional amounts for returns on capital. Following the completion of our IPO, our dividend policy and practice has changed, as we are now taxed as a C Corporation and, therefore, no longer pay distributions to provide our shareholders with funds to pay U.S. federal income tax on their pro rata portion of our taxable income.
It is currently the intention of the board of directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax, and regulatory restrictions, and limitations on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant. As of December 31, 2023, there was $63.0 million available for payment of dividends by the Bank to the Company, under applicable laws and regulations. For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company’s subsidiaries to the Company, see the sections entitled “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Company—Payment of Dividends and Stock Repurchases” and “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Bank—Payment of Dividends.”
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
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp (“Bancorp” or the “Company”) is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At December 31, 2023, we had total assets of $3.6 billion, total loans held for investment, net of allowance for credit losses, of $3.0 billion, and total deposits of $3.0 billion.
Key Factors Affecting our Business
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
Interest rates have risen significantly following the historically low levels during the COVID-19 pandemic. Due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced in January 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The Federal Open Market Committee (“FOMC”) has since increased the target range eleven times throughout 2022 and 2023. As of December 31, 2023, the target range for the federal funds rate had been increased to 5.25% to 5.50%, and the FOMC signaled that it may be appropriate to lower interest rates in 2024 as part of a strategy to return inflation to normalized levels.
We anticipate that interest rates may be lowered over the next few years. Based on our liability sensitivity, a steepened yield curve could have a beneficial impact on our net interest income. Additionally, a continued flat yield curve would be expected to maintain our net interest income.
Factors Affecting Comparability of Financial Results
S Corporation Status
Beginning at our inception, we elected to be taxed for U.S. federal income tax purposes as an S Corporation. In conjunction with our IPO, we filed consents from the requisite amount of our shareholders to revoke our S Corporation election with the IRS, resulting in the commencement of our taxation as a C Corporation for U.S. federal and California state income tax purposes in the second quarter of fiscal year 2021. Prior to such revocation, our earnings were not subject to and we did not pay U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our consolidated financial statements. While we were not subject to and did not pay U.S. federal income tax, we were subject to and paid California S Corporation income tax at a current rate of 3.50%. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax and a higher California state income tax on our taxable earnings for each year (including the short year beginning on the date our status as an S Corporation terminated), and our consolidated financial statements reflect a provision for U.S. federal income tax and a higher California state income tax from that date forward. As a result of this change, the net income and EPS data presented in our historical financial statements for periods prior to the termination of our S Corporation status and the other related financial information set forth in this filing, which (unless otherwise specified) do not include any provision for U.S. federal income tax or the higher California state income tax rate, will not be comparable with our net income and EPS in periods after we commenced being taxed as a C Corporation. As a C Corporation, our net income is calculated by including a provision for U.S. federal income tax and a higher state income tax rate at a combined statutory rate of 29.22%.
The termination of our status as an S Corporation may also affect our financial condition and cash flows. Historically, we made quarterly cash distributions to our shareholders in amounts estimated by us to be sufficient for them to pay estimated individual U.S. federal and California state income tax liabilities resulting from our taxable income that was “passed through” to them. However, these distributions were not consistent, as sometimes the distributions were less than or in excess of the shareholders’ estimated U.S. federal and California state income tax liabilities resulting from their ownership of our stock. In addition, these estimates were based on individual income tax rates, which may differ from the rates imposed on the income of C Corporations. As a C Corporation, no income is “passed through” to any shareholders, but, as noted above, we commenced paying U.S. federal income tax and a higher California state income tax. However, in the event of an adjustment to our reported taxable income for periods prior to the termination of our S Corporation status, it is possible that our pre-IPO shareholders would be liable for additional income taxes for those prior periods. Pursuant to the Tax Sharing Agreement we entered into with such shareholders, upon our filing any tax return (amended or otherwise), in the event of any restatement of our taxable income or pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, depending on the nature of the adjustment, we may be required to make a payment to such shareholders, who accepted distribution of the estimated balance of our federal AAA of $31.9 million under the Tax Sharing Agreement, in an amount equal to such shareholders’ incremental tax liability (including interest and penalties). In addition, the Tax Sharing Agreement provides that we will indemnify such shareholders with respect to unpaid income tax liabilities (including interest and penalties) to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminated. The amounts that we have historically distributed to our shareholders may not be indicative of the amount of U.S. federal and California state income tax that we will be required to pay going forward. Depending on our effective tax rate and our future dividend rate, our future cash flows and financial condition could be positively or adversely affected compared to our historical cash flows and financial condition.
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
Allowance for Credit Losses
On January 1, 2023, the Company adopted ASC 326, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under ASC 326, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. Under the CECL model, the calculated allowance for credit losses was $5.3 million higher on January 1, 2023 than the allowance under the incurred loss model. For further information, please see Note 2, Recently Issued Accounting Standards, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present consolidated financial condition and results of operations. These policies and estimates are considered critical because they have a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions, or estimates. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.
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
Allowance for Credit Losses
The allowance for credit losses represents the estimated probable credit losses in our loan and investment portfolios and is estimated as of December 31, 2023 using CECL. The allowance for credit losses as of December 31, 2022 was estimated using the incurred loss model. The allowance for credit losses is established through a provision for credit losses charged to operations. Loans and investments are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses.
The allowance for credit losses is evaluated on a regular basis by management in consideration of optimistic, moderate, and pessimistic current conditions, and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions specifically impacting each loan type by purpose and by geography, and concentrations within the loan portfolio. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
A significant amount of the allowance for credit losses is measured on a collective (pool) basis by loan and investment security type when similar risk characteristics exist. Pools are determined based primarily on regulatory reporting codes as the loans and investment securities within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed. Reserves for credit losses identified on a pooled basis are then adjusted for qualitative and other environmental factors to reflect current conditions. The most significant components of qualitative and environmental factors used to estimate the allowance for credit losses are adjustments relating to prevailing economic conditions, concentrations within the loan portfolio, and external factors. The prevailing economic conditions factor is estimated based on a range of potential economic conditions and is applied at both the portfolio and individual concentration level based on various factors. This estimate is subject to significant judgment and could potentially add $1.0 million based on existing loan balances, if not more, to the allowance for credit losses in pessimistic economic conditions. The concentrations within the loan portfolio factor is estimated based on significant concentrations within the loan portfolio. This estimate is subject to significant judgment and could potentially add $4.8 million based on existing loan balances, if not more, to the allowance for credit losses based on a pessimistic market outlook for the specifically identified concentrations. The external factor is estimated based on current external factors, including environmental factors, which could impact the loan portfolio. This estimate is subject to significant judgment and could potentially add $3.9 million based on existing loan balances, if not more, to the allowance for credit losses based on a pessimistic external factors.

Executive Summary
Our strategic focus is to continue to grow organically by leveraging our existing core competencies and positioning our business for success in the evolving banking landscape. In leveraging our core competencies, we intend to:
•continue our organic lending growth in our market through our “purpose-driven and integrity-centered” approach to banking;
•continue to focus on and grow each of the diverse industry clusters throughout our market areas;
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
Highlights of the financial results are presented in the following tables:

(dollars in thousands)	December 31, 2023	December 31, 2022
Selected financial condition data:
Total assets	$3,593,125	$3,227,159
Total loans held for investment	3,081,719	2,791,326
Total deposits	3,026,896	2,782,004
Total subordinated notes, net	73,749	73,606
Total shareholders’ equity	285,774	252,825
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.12%	1.02%
Allowance for credit losses to period end nonperforming loans	17.53x	70.27x
Non-accrual loans to period end loans	0.06%	0.01%
Capital ratios:
Total capital (to risk-weighted assets)	12.30%	12.46%
Tier 1 capital (to risk-weighted assets)	9.07%	8.99%
Common equity Tier 1 capital (to risk-weighted assets)	9.07%	8.99%
Tier 1 leverage	8.73%	8.60%
Total shareholders’ equity to total assets	7.95%	7.83%
Tangible shareholders’ equity to tangible assets[1]	7.95%	7.83%

(dollars in thousands, except share and per share data)	For the year ended
	December 31, 2023	December 31, 2022
Selected operating data:
Net interest income	$110,880	$103,070
Provision for credit losses	4,000	6,700
Non-interest income	7,511	7,157
Non-interest expense	47,775	40,669
Net income	47,734	44,801
Earnings per common share:
Basic	$2.78	$2.61
Diluted	$2.78	$2.61
Book value per share	$16.56	$14.66
Tangible book value per share[2]	$16.56	$14.66
Weighted average basic common shares outstanding	17,166,592	17,128,282
Weighted average diluted common shares outstanding	17,187,969	17,165,610
Shares outstanding at end of period	17,256,989	17,241,926
Performance and other financial ratios:
ROAA	1.44%	1.57%
ROAE	17.85%	18.80%
Net interest margin	3.42%	3.75%
Cost of funds	2.10%	0.57%
Efficiency ratio	40.35%	36.90%
Average equity to average assets	8.05%	8.38%
Cash dividend payout ratio on common stock[3]	26.98%	40.23%
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
2Tangible book value per share is considered a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. Tangible book value per share is defined as total shareholders’ equity less goodwill and other intangible assets, divided by the outstanding number of common shares at the end of the period. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets at the end of any period indicated. As a result, tangible book value per share is the same as book value per share at the end of each of the periods indicated.
3Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic earnings per common share.
RESULTS OF OPERATIONS
The following discussion of our results of operations compares the year ended December 31, 2023 to the year ended December 31, 2022.

Net Interest Income
Net interest income is the most significant contributor to our net income. Net interest income represents interest income from interest-earning assets, such as loans and investments, less interest expense on interest-bearing liabilities, such as deposits, FHLB advances, subordinated notes, and other borrowings, which are used to fund those assets. In evaluating our net interest income, we measure and monitor yields/rates on our interest-earning assets and interest-bearing liabilities as well as trends in our net interest margin. Net interest margin is a ratio calculated as net interest income divided by total interest-earning assets for the same period. We manage our earning assets and funding sources in order to maximize this margin while limiting credit risk and interest rate sensitivity to our established risk appetite levels. Changes in market interest rates and competition in our market typically have the largest impact on periodic changes in our net interest margin.
Net interest income increased by $7.8 million, or 7.58%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, while our net interest margin decreased 33 basis points during the same period. The contraction of our net interest margin was primarily due to increased rates paid on interest-bearing liabilities in excess of increased yields earned on interest-earning assets. These changes relate to changes in the effective Federal Funds rate in each period. Additional detail relating to net interest margin in each period is provided below.
Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

(dollars in thousands)	For the year ended December 31, 2023			For the year ended December 31, 2022
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits with banks[1]	$184,103	$9,069	4.93%	$260,679	$3,696	1.42%
Investment securities[1,2]	113,515	2,600	2.29%	131,353	2,427	1.85%
Loans held for investment and sale[1,3]	2,947,603	162,713	5.52%	2,353,148	111,795	4.75%
Total interest-earning assets[1]	3,245,221	174,382	5.37%	2,745,180	117,918	4.30%
Interest receivable and other assets, net[4]	75,741			99,946
Total assets	$3,320,962			$2,845,126
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$312,944	$3,321	1.06%	$242,221	$425	0.18%
Savings accounts[1]	140,060	3,073	2.19%	107,010	376	0.35%
Money market accounts[1]	1,263,539	33,932	2.69%	995,048	6,476	0.65%
Time accounts[1]	372,557	17,535	4.71%	203,392	3,646	1.79%
Subordinated notes and other borrowings[1]	93,279	5,641	6.05%	61,533	3,925	6.38%
Total interest-bearing liabilities	2,182,379	63,502	2.91%	1,609,204	14,848	0.92%
Demand accounts	844,057			982,915
Interest payable and other liabilities	27,127			14,709
Shareholders’ equity	267,399			238,298
Total liabilities & shareholders’ equity	$3,320,962			$2,845,126
Net interest spread[5]			2.46%			3.38%
Net interest income/margin[6]		$110,880	3.42%		$103,070	3.75%
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

(dollars in thousands)	For the year ended December 31, 2023 compared to the year ended December 31, 2022
	Variance due to
	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$(3,772)	$9,145	$5,373
Investment securities	(409)	582	173
Loans held for investment and sale	32,814	18,104	50,918
Total interest-earning assets	28,633	27,831	56,464
Interest-bearing transaction accounts	750	2,146	2,896
Savings accounts	725	1,972	2,697
Money market accounts	7,210	20,246	27,456
Time accounts	7,962	5,927	13,889
Subordinated notes and other borrowings	1,920	(204)	1,716
Total interest-bearing liabilities	18,567	30,087	48,654
Changes in net interest income/margin	$10,066	$(2,256)	$7,810
Net interest income during the year ended December 31, 2023 increased $7.8 million compared to the year ended December 31, 2022. Net interest margin decreased 33 basis points compared to the prior year. The increase in net interest income is primarily attributable to an additional $50.9 million in interest income on loans due to increases in interest rates and average balances compared to the prior year. The average yield on loans increased 77 basis points compared to the prior year, while average balances increased 25.26%. The increase in interest income was partially offset by an increase in total interest expense of $48.7 million, which is primarily attributable to an additional $46.9 million in deposit interest expense due to increases in interest rates and average balances compared to the prior year. The cost of interest-bearing deposits increased 206 basis points compared to the prior year, while average balances increased 34.98%. In addition, the average balance of non-interest-bearing deposits decreased by $138.9 million year-over-year.
Provision for Credit Losses
The provision for credit losses is based on management’s assessment of the adequacy of our allowance for credit losses. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our allowance for credit losses, which reflects management’s best estimate of forecasted life of credit losses inherent in our loan portfolio at the balance sheet date.

Beginning January 1, 2023, we adopted ASC 326, which replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The CECL model calculates reserves over the life of a financial instrument and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions. Under the CECL model, the calculated allowance for credit losses was $5.3 million higher on January 1, 2023 than the allowance under the incurred loss model. Utilizing CECL may have an impact on our allowance for credit losses going forward and may result in a lack of comparability between the 2022 and 2023 periods.
We recorded a $4.0 million provision for credit losses in the year ended December 31, 2023, compared to a $6.7 million provision for credit losses for the year ended December 31, 2022. The provision expense declined year-over-year due to the $5.3 million adjustment to the allowance for credit losses recorded in connection with the adoption of CECL. As such, the provision expense required based on the CECL model was lower for the year ended December 31, 2023, as the adoption true-up entry was recorded on January 1, 2023. The provision recorded is primarily due to loan growth, loan type mix, and updates in the macroeconomic environment.
Non-interest Income
Non-interest income is a secondary contributor to our net income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
The following table details the components of non-interest income for the periods indicated.

(dollars in thousands)	For the year ended		$ Change	% Change
	December 31, 2023	December 31, 2022
Service charges on deposit accounts	$575	$467	$108	23.13%
Net gain (loss) on sale of securities	(167)	5	(172)	(3,440.00)%
Gain on sale of loans	1,952	2,934	(982)	(33.47)%
Loan-related fees	1,719	2,207	(488)	(22.11)%
FHLB stock dividends	970	546	424	77.66%
Earnings on BOLI	510	412	98	23.79%
Other income	1,952	586	1,366	233.11%
Total non-interest income	$7,511	$7,157	$354	4.95%
Service charges on deposit accounts. The increase related to individually immaterial increases in fees earned for services and products to support deposit accounts including, but not limited to, service charges, wire transfer fees, check order fees, and debit card income.
Net gain (loss) on sale of securities. The increase in the net loss on sale of securities resulted from the sale of two municipal securities with a par value of approximately $0.8 million for a loss of approximately $0.2 million during the year ended December 31, 2023, compared to the sale of approximately $1.6 million of municipal securities, resulting in a gain of $5.0 thousand during the year ended December 31, 2022.
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold during the year ended December 31, 2023, compared to the year ended December 31, 2022. During the year ended December 31, 2023, approximately $36.5 million of loans were sold with an effective yield of 5.35%, as compared to approximately $50.8 million of loans sold with an effective yield of 5.78% during the year ended December 31, 2022.
Loan-related fees. The decrease was primarily a result of: (i) a decrease of $0.6 million in swap referral fees and (ii) a decrease of $0.2 million in loan fee income earned on various loan types and services. These decreases were partially offset by: (i) a $0.2 million increase in rate lock fees earned and (ii) a $0.1 million increase in income earned from the credit card program recognized during the year ended December 31, 2023, compared to the year ended December 31, 2022.
FHLB stock dividends. The increase primarily relates to an increase in the number of FHLB Class B shares held for the year ended December 31, 2023, compared to the year ended December 31, 2022 combined with an overall increase in the annualized dividend rates earned year-over-year.

Other income. The increase resulted primarily from a $1.7 million gain recorded on distributions received on investments in venture-backed funds during the year ended December 31, 2023, compared to a $0.4 million gain recognized during the year ended December 31, 2022.
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
The following table details the components of non-interest expense for the periods indicated.

(dollars in thousands)	For the year ended		$ Change	% Change
	December 31, 2023	December 31, 2022
Salaries and employee benefits	$27,097	$22,571	$4,526	20.05%
Occupancy and equipment	2,218	2,059	159	7.72%
Data processing and software	4,015	3,091	924	29.89%
FDIC insurance	1,557	850	707	83.18%
Professional services	2,575	2,467	108	4.38%
Advertising and promotional	2,403	1,908	495	25.94%
Loan-related expenses	1,192	1,287	(95)	(7.38)%
Other operating expenses	6,718	6,436	282	4.38%
Total non-interest expense	$47,775	$40,669	$7,106	17.47%
Salaries and employee benefits. The increase was the result of: (i) a $3.2 million increase in salaries, insurance, and benefits, of which approximately $1.2 million related to 10 new employees hired to support expansion into the San Francisco Bay Area and the remainder of the increase related to increased pay rates and promotions for existing employees; (ii) a $2.7 million decrease in loan origination costs due to lower production; and (iii) a $0.3 million increase in bonus expense due to an increase in the base salaries and number of employees eligible for bonuses in 2023. The increase was partially offset by a $1.8 million decline in commissions expense due to lower production during the year ended December 31, 2023, as compared to the year ended December 31, 2022.
Occupancy and equipment. The increase was the result of a $0.1 million increase in rent expense related to temporary office space to support our expansion into the San Francisco Bay Area during the second half of 2023 and a new office lease to support back office staff beginning during the fourth quarter of 2023.
Data processing and software. The increase related to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
FDIC insurance. The increase related primarily to a final rule adopted by the FDIC to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. FDIC insurance also increased for the year ended December 31, 2023, compared to the year ended December 31, 2022 due to a $266.4 million increase in the assessment base period-over-period.
Professional services. The increase was due to a $0.5 million increase in audit, IT support, and other consulting fees for services provided for the year ended December 31, 2023, compared to the year ended December 31, 2022. This was partially offset by a decline of $0.3 million relating to: (i) $0.2 million of lower legal fees incurred relating to the subordinated note offering and redemptions completed in 2022, which did not recur in 2023, and (ii) $0.1 million of lower recruiting fees incurred for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Advertising and promotional. The increase was primarily due to an increased customer base and an increase in the number of Business Development Officers as of December 31, 2023, compared to December 31, 2022.
Other operating expenses. The increase is primarily related to: (i) a $0.3 million increase in IntraFi Network fees resulting from an overall increase in balances carried in the network; (ii) a $0.1 million increase in bank charges due to increased activity; (iii) a $0.1 million increase in insurance expenses; and (iv) a $0.1 million net increase in travel, conferences, memberships, and subscription expenses incurred. These increases were partially offset by $0.3 million of subordinated note issuance costs recognized as an other expense upon redemption of the subordinated notes in December 2022, which did not recur during the year ended December 31, 2023.
Provision for Income Taxes
Provision for income taxes increased by $0.8 million, or 4.57%, to $18.9 million for the year ended December 31, 2023, compared to $18.1 million for the year ended December 31, 2022. This increase is due to an increase in pre-tax income, partially offset by a decline in the effective tax rate for each period, from 28.73% to 28.34% for the years ended December 31, 2022 and December 31, 2023, respectively. The lower effective tax rate period-over-period related to multi-state tax return filings for the Company since its inception as a C Corporation.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of December 31, 2023 to our financial condition as of December 31, 2022. The following table summarizes selected components of our consolidated balance sheet as of December 31, 2023 and December 31, 2022.

(dollars in thousands)	December 31, 2023	December 31, 2022
Total assets	$3,593,125	$3,227,159
Cash and cash equivalents	321,576	259,991
Total investments	111,160	119,744
Loans held for investment	3,081,719	2,791,326
Total deposits	3,026,896	2,782,004
Subordinated notes, net	73,749	73,606
Total shareholders’ equity	285,774	252,825
Total Assets
At December 31, 2023, total assets were $3.6 billion, an increase of $366.0 million from $3.2 billion at December 31, 2022, primarily due to increases in total loans held for investment of $290.4 million and cash and cash equivalents of $61.6 million, partially offset by a $8.6 million decrease in investments.
Cash and Cash Equivalents
Total cash and cash equivalents were $321.6 million at December 31, 2023, an increase of $61.6 million from $260.0 million at December 31, 2022. The increase in cash and cash equivalents was primarily due to increases in deposits of $244.9 million and net income of $47.7 million, partially offset by loan originations, net of repayments, of $284.3 million.
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
Our total securities available-for-sale and held-to-maturity amounted to $111.2 million at December 31, 2023 and $119.7 million at December 31, 2022, a decrease of $8.6 million year-over-year. The decrease was primarily due to principal paydowns of $10.3 million, partially offset by an improvement in the unrealized loss on securities of $2.3 million, primarily in our municipal securities portfolios. The improvement in the unrealized loss was recognized as a result of interest rate decreases that occurred during the period.

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of December 31, 2023:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale:
U.S. government agency securities	$—	—%	$800	3.44%	$2,010	5.36%	$7,731	5.77%	$10,541	5.51%
Mortgage-backed securities	—	—%	—	—%	609	2.74%	56,364	1.76%	56,973	1.77%
Obligations of states and political subdivisions	—	—%	367	0.84%	5,838	1.71%	32,254	1.76%	38,459	1.74%
Collateralized mortgage obligations	—	—%	—	—%	332	1.76%	—	—%	332	1.76%
Corporate bonds	—	—%	1,778	1.25%	—	—%	—	—%	1,778	1.25%
Total available-for-sale	—	—%	2,945	1.79%	8,789	2.62%	96,349	2.08%	108,083	2.12%

Held-to-maturity:
Obligations of states and political subdivisions	277	6.00%	935	6.00%	1,365	6.00%	500	6.00%	3,077	6.00%
Total	$277	6.00%	$3,880	2.81%	$10,154	3.07%	$96,849	2.10%	$111,160	2.22%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of December 31, 2022:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale:
U.S. government agency securities	$—	—%	$849	1.98%	$2,625	3.61%	$10,699	2.90%	$14,173	2.98%
Mortgage-backed securities	—	—%	—	—%	2	6.94%	61,269	1.67%	61,271	1.67%
Obligations of states and political subdivisions	501	2.80%	—	—%	4,761	1.63%	33,164	1.76%	38,426	1.76%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	395	1.76%	395	1.76%
Corporate bonds	—	—%	1,723	1.25%	—	—%	—	—%	1,723	1.25%
Total available-for-sale	501	2.80%	2,572	1.49%	7,388	2.33%	105,527	1.82%	115,988	1.85%

Held-to-maturity:
Obligations of states and political subdivisions	417	6.00%	1,015	6.00%	1,470	6.00%	854	6.00%	3,756	6.00%
Total	$918	4.25%	$3,587	2.77%	$8,858	2.94%	$106,381	1.86%	$119,744	1.98%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting. As of December 31, 2023 and 2022, our total loans amounted to $3.1 billion and $2.8 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
(dollars in thousands)	December 31, 2023		December 31, 2022
	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,685,419	86.76%	$2,394,674	85.44%
Commercial land and development	15,551	0.50%	7,477	0.27%
Commercial construction	62,863	2.03%	88,669	3.16%
Residential construction	15,456	0.50%	6,693	0.24%
Residential	25,893	0.84%	24,230	0.86%
Farmland	51,669	1.67%	52,478	1.87%
Commercial:
Secured	165,109	5.33%	165,186	5.89%
Unsecured	23,850	0.77%	25,431	0.91%
Consumer and other	38,166	1.23%	28,628	1.02%
Loans held for investment, gross	3,083,976	99.63%	2,793,466	99.66%

Loans held for sale:
Commercial	11,464	0.37%	9,416	0.34%
Total loans, gross	3,095,440	100.00%	2,802,882	100.00%
Net deferred loan fees	(2,257)		(2,140)
Total loans	$3,093,183		$2,800,742
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

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
December 31, 2023
Manufactured home community	$813,687	30.30%	$1,430,224	16.80%	74.52%
RV Park	343,817	12.80%	599,691	18.29%	75.00%
Retail	273,100	10.17%	540,660	6.89%	74.07%
Multifamily	211,598	7.88%	427,948	13.12%	75.00%
Faith-based	184,799	6.88%	488,160	8.33%	74.54%
Mini storage	176,380	6.57%	358,395	16.56%	70.00%
Industrial	173,192	6.45%	417,439	7.48%	83.26%
Office	135,928	5.06%	298,989	9.07%	73.52%
All other types[1]	372,918	13.89%	756,541	4.00%	152.33%
Total[2]	$2,685,419	100.00%	$5,318,047

December 31, 2022
Manufactured home community	$673,891	28.14%	$1,174,642	17.10%	78.19%
RV Park	292,886	12.23%	506,041	18.64%	77.89%
Retail	264,599	11.05%	490,291	16.48%	73.93%
Multifamily	202,203	8.44%	459,695	14.19%	75.00%
Industrial	166,403	6.95%	366,291	10.77%	75.00%
Mini storage	158,650	6.63%	289,820	20.20%	70.04%
Faith-based	146,740	6.13%	383,321	3.19%	73.55%
Office	145,899	6.09%	310,248	6.66%	74.68%
All other types[1]	343,403	14.34%	704,984	—%	152.96%
Total[2]	$2,394,674	100.00%	$4,685,333
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 89.62% of loans held for investment at December 31, 2023. Commercial secured lending represents 5.35% of loans held for investment at December 31, 2023. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.
We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 682.72% and 680.34% as of December 31, 2023 and December 31, 2022, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of December 31, 2023. Additionally, our loans are geographically concentrated with borrowers and collateral properties primarily in California.

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
The following table sets forth the contractual maturities of our loan portfolio as of December 31, 2023:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$57,443	$271,306	$2,284,482	$72,188	$2,685,419
Commercial land and development	11,406	3,353	792	—	15,551
Commercial construction	27,078	10,377	25,408	—	62,863
Residential construction	11,543	3,913	—	—	15,456
Residential	286	5,916	18,735	956	25,893
Farmland	2,835	3,932	44,902	—	51,669
Commercial:
Secured	36,844	48,491	90,826	412	176,573
Unsecured	574	10,789	12,487	—	23,850
Consumer and other	857	5,638	31,671	—	38,166
Total	$148,866	$363,715	$2,509,303	$73,556	$3,095,440
The following table sets forth the contractual maturities of our loan portfolio at December 31, 2022:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$19,406	$227,519	$2,083,818	$63,931	$2,394,674
Commercial land and development	1,611	5,053	813	—	7,477
Commercial construction	1,957	37,510	49,202	—	88,669
Residential construction	594	4,783	1,316	—	6,693
Residential	348	6,635	16,248	999	24,230
Farmland	992	5,685	45,801	—	52,478
Commercial:
Secured	36,154	46,814	88,418	3,216	174,602
Unsecured	55	10,347	15,029	—	25,431
Consumer and other	1,321	8,234	19,067	6	28,628
Total	$62,438	$352,580	$2,319,712	$68,152	$2,802,882

The following table sets forth the sensitivity to interest rate changes of our loan portfolio at December 31, 2023:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$570,385	$2,115,034	$2,685,419
Commercial land and development	10,081	5,470	15,551
Commercial construction	—	62,863	62,863
Residential construction	3,913	11,543	15,456
Residential	1,272	24,621	25,893
Farmland	5,848	45,821	51,669
Commercial:
Secured	38,029	138,544	176,573
Unsecured	16,343	7,507	23,850
Consumer and other	38,081	85	38,166
Total	$683,952	$2,411,488	$3,095,440
The following table sets forth the sensitivity to interest rate changes of our loan portfolio at December 31, 2022:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$552,206	$1,842,468	$2,394,674
Commercial land and development	1,514	5,963	7,477
Commercial construction	1,405	87,264	88,669
Residential construction	3,366	3,327	6,693
Residential	1,531	22,699	24,230
Farmland	6,261	46,217	52,478
Commercial:
Secured	37,517	137,085	174,602
Unsecured	20,607	4,824	25,431
Consumer and other	28,628	—	28,628
Total	$653,035	$2,149,847	$2,802,882
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
SBA Loans
During 2023, the Company sold 143 SBA 7(a) loans with government-guaranteed portions totaling $36.5 million. The Company received gross proceeds of $38.4 million on the loans sold in 2023, resulting in a net gain on sale of $2.0 million.
During 2022, the Company sold 172 SBA 7(a) loans with government-guaranteed portions totaling $50.8 million. The Company received gross proceeds of $53.7 million on the loans sold in 2022, resulting in a net gain on sale of $2.9 million.
Non-accrual Loans
The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

(dollars in thousands)	December 31, 2023	December 31, 2022
Non-accrual loans
Real estate:
Commercial	$1,893	$106
Residential	—	175
Commercial:
Secured	72	123
Total non-accrual loans	1,965	404

Loans past due 90 days or more and still accruing
Total loans past due 90 days or more and still accruing	—	—
Total nonperforming loans	1,965	404

Real estate owned	—	—
Total nonperforming assets	$1,965	$404

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	1,752.70%	7,026.98%
Nonperforming loans to loans held for investment	0.06%	0.01%
Nonperforming assets to total assets	0.05%	0.01%
Nonperforming loans plus performing LMs to loans held for investment	0.06%	0.01%
The ratio of nonperforming loans to loans held for investment was 0.06% at December 31, 2023, increasing from 0.01% as of December 31, 2022, as a result of financial challenges experienced by a small subset of our borrowers.

The ratio of the allowance for credit losses to period end non-accrual loans decreased from 7,026.98% as of December 31, 2022 to 1,752.70% as of December 31, 2023. This decrease was due to: (i) a 21.28% increase in the allowance for credit losses year-over-year and (ii) a 386.39% increase in non-accrual loans, due to an increase of $1.8 million in commercial real estate non-accrual loans year-over-year.
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
The banking industry defines loans graded substandard or doubtful as “classified” loans. Loans by credit quality risk rating were as follows as of the periods indicated:

(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
December 31, 2023
Real estate:
Commercial	$2,658,504	$25,023	$1,892	$—	$2,685,419
Commercial land and development	15,551	—	—	—	15,551
Commercial construction	62,863	—	—	—	62,863
Residential construction	15,456	—	—	—	15,456
Residential	25,893	—	—	—	25,893
Farmland	51,669	—	—	—	51,669
Commercial:
Secured	150,451	14,586	72	—	165,109
Unsecured	23,850	—	—	—	23,850
Consumer and other	38,139	15	12	—	38,166
Total	$3,042,376	$39,624	$1,976	$—	$3,083,976

December 31, 2022
Real estate:
Commercial	$2,379,766	$14,802	$106	$—	$2,394,674
Commercial land and development	7,477	—	—	—	7,477
Commercial construction	82,769	5,900	—	—	88,669
Residential construction	6,693	—	—	—	6,693
Residential	24,055	—	175	—	24,230
Farmland	52,478	—	—	—	52,478
Commercial:
Secured	163,879	1,184	123	—	165,186
Unsecured	25,431	—	—	—	25,431
Consumer and other	28,602	—	26	—	28,628
Total	$2,771,150	$21,886	$430	$—	$2,793,466
Loans designated as watch and substandard, which are not considered adversely classified, increased to $41.6 million at December 31, 2023 from $22.3 million at December 31, 2022. The increase related primarily to a $17.7 million increase in loans designated as watch for loans which have indicators of deficient loan quality and potential significant issues which are expected to be temporary in nature. There were no loans with doubtful risk grades at December 31, 2023 or December 31, 2022.

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
At December 31, 2023, the Company’s allowance for credit losses - loans was $34.4 million, compared to $28.4 million at December 31, 2022. The $6.0 million increase in the allowance is due to a $5.3 million adjustment recorded in connection with the adoption of ASC 326 and a $4.0 million provision for credit losses recorded during the year ended December 31, 2023, partially offset by net charge-offs of $3.3 million during the year ended December 31, 2023.
While the entire allowance for credit losses - loans is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for credit losses by loan category, and the balance of loans in each category as a percentage of total loans, for the periods indicated.

	December 31, 2023		December 31, 2022
(dollars in thousands)	Allowance for Credit Losses	% of Loans to Total Loans	Allowance for Credit Losses	% of Loans to Total Loans
Real estate:
Commercial	$29,015	86.76%	$19,216	85.44%
Commercial land and development	178	0.50%	54	0.27%
Commercial construction	718	2.03%	645	3.16%
Residential construction	89	0.50%	49	0.24%
Residential	151	0.84%	175	0.86%
Farmland	399	1.67%	644	1.87%
Commercial:
Secured	3,314	5.70%	7,098	6.23%
Unsecured	189	0.77%	116	0.91%
Consumer and other	378	1.23%	347	1.02%
Unallocated	—	—%	45	—%
Total	$34,431	100.00%	$28,389	100.00%
The ratio of allowance for credit losses to total loans held for investment was 1.12% at December 31, 2023, as compared to 1.02% at December 31, 2022.

The following table provides information on the activity within the allowance for credit losses - loans as of and for the periods indicated:

	As of and for the year ended
	December 31, 2023		December 31, 2022
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$2,937,899		$2,343,401

Allowance for credit losses - loans	$28,389		$23,243
Effect of adoption of ASC 326	$5,262		$—

Net (charge-offs) recoveries:
Commercial:
Secured	$(3,073)	(0.10)%	$(1,486)	(0.06)%
Unsecured	(6)	—%	(2)	—%
Consumer and other	(111)	—%	(66)	—%
Net charge-offs	$(3,190)	(0.11)%	$(1,554)	(0.07)%

Provision for credit losses	$3,970		$6,700

Allowance for credit losses - loans	$34,431		$28,389

Loans held for investment	$3,081,719		$2,791,326
Allowance for credit losses - loans to loans held for investment	1.12%		1.02%
The allowance for credit losses - loans to loans held for investment increased from 1.02% as of December 31, 2022 to 1.12% as of December 31, 2023. Net charge-offs as a percent of average loans held for investment increased from 0.07% to 0.11% for the years ended December 31, 2022 and December 31, 2023, respectively.
Liabilities
During 2023, total liabilities increased by $333.0 million from $3.0 billion at December 31, 2022 to $3.3 billion at December 31, 2023. This increase was primarily due to an increase in total deposits of $244.9 million, comprised of increases of $385.0 million in interest-bearing deposits and $70.0 million in FHLB advances, partially offset by a decrease of $140.1 million in non-interest-bearing deposits.
Deposits
Representing 91.52% of our total liabilities as of December 31, 2023, deposits are our primary source of funding for our business operations.
Total deposits increased by $244.9 million, or 8.80%, to $3.0 billion at December 31, 2023 from $2.8 billion as of December 31, 2022. Deposit increases were primarily attributable to an increase in the number of new relationships, as well as normal fluctuations in our existing accounts. Non-interest-bearing deposits decreased by $140.1 million in 2023 to $0.8 billion, and represented 27.46% of total deposits at December 31, 2023, compared to 34.91% of total deposits at December 31, 2022. Our loan to deposit ratio was 102.19% at December 31, 2023, compared to 100.67% at December 31, 2022. The increase in the ratio coincided with growth in our business. We closely monitor the loan to deposit ratio for purposes of both operational objectives and regulatory capital compliance. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	For the year ended
	December 31, 2023			December 31, 2022
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$312,944	1.06%	10.67%	$242,222	0.18%	9.57%
Money market and savings accounts	1,403,599	2.64%	47.85%	1,102,057	0.62%	43.55%
Time accounts	372,557	4.71%	12.70%	203,392	1.79%	8.04%
Demand accounts	844,057	—%	28.78%	982,915	—%	38.84%
Total deposits	$2,933,157	1.97%	100.00%	$2,530,586	0.43%	100.00%
Uninsured and uncollateralized deposits totaled $1.0 billion and $1.2 billion at December 31, 2023 and 2022, respectively.
As of December 31, 2023, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 49.80% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately nine years. As of December 31, 2022, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 52.15% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
Municipalities	$693,685	$601,968
Non-profits	188,252	195,996
Businesses	525,193	527,921
Brokered deposits	100,128	124,993
Total	$1,507,258	$1,450,878
Our largest single deposit relationship at December 31, 2023 and December 31, 2022 related to a government agency. The balances for this customer were $260.0 million, or approximately 8.59% of total deposits as of December 31, 2023, and $180.0 million, or 6.47% of total deposits as of December 31, 2022. As our demand deposits fluctuate during a rising rate environment, we have purchased brokered deposits as needed to supplement liquidity. We do not consider brokered deposits as core deposits, but as another deposit funding source for our loan growth.
The following table sets forth the maturity of time deposits as of December 31, 2023:

(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$217,908	$101,564	$319,472	$213,158
Over three through six months	96,331	16,641	112,972	93,581
Over six through twelve months	7,491	2,605	10,096	3,741
Over twelve months	22,964	1,068	24,032	20,964
Total	$344,694	$121,878	$466,572	$331,444
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were borrowings of $170.0 million and $100.0 million outstanding as of December 31, 2023 and 2022, respectively.

In 2022, we issued subordinated notes of $75.0 million. This debt was issued to investors in private placement transactions. See Note 9, Long Term Debt and Other Borrowings, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding these subordinated notes. The proceeds of the notes qualify as Tier 2 capital for the Company under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of December 31, 2023:

(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (8.62% as of December 31, 2023) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $285.8 million at December 31, 2023 and $252.8 million at December 31, 2022. The increase in shareholders’ equity was primarily a result of net income recognized of $47.7 million and an increase of $1.7 million in accumulated other comprehensive income, partially offset by $12.9 million in cash distributions paid during the year ended December 31, 2023 and a reduction to retained earnings of $4.5 million, net of tax effect, due to the adoption of ASC 326.
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
The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated notes. The Company’s main source of cash flow is dividends declared and paid to it by the Bank. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company, including various legal and regulatory provisions that limit the amount of dividends the Bank can pay to the Company without regulatory approval. Under the California Financial Code, payment of a dividend from the Bank to the Company without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net income from the previous three fiscal years less the amount of dividends paid during that period. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs plus two years’ subordinated notes debt service. We continually monitor our liquidity position in order to meet all reasonably foreseeable short-term, long-term, and strategic liquidity demands. Management has established a comprehensive process for identifying, measuring, monitoring, and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include effective corporate governance, consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems, including stress tests, that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments that can be used to meet liquidity needs in stress situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances, and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale, and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB, and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve Bank of San Francisco discount window (“Federal Reserve Discount Window”), draws on established federal funds lines from unaffiliated commercial banks, and the issuance of debt or equity securities. In the first quarter of 2023, the Federal Reserve created the Bank Term Funding Program to provide depository institutions with additional funding, which allows any federally insured deposit institution to pledge its investment portfolio at par as collateral value. As of December 31, 2023, the Bank had neither used nor established borrowing capacity with the Bank Term Funding Program. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.
In addition, we have a shelf registration statement on file with the SEC registering $250.0 million for any combination of equity or debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, and units in one or more offerings. Specific information on the terms of and the securities being offered will be provided at the time of any offering thereunder. Proceeds from any future offerings are expected to be used for corporate purposes or other purposes to be disclosed at the time of such offering.
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from gathering of deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of December 31, 2023, management believes the sources mentioned below will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.
Based on our current capital allocation objectives, during 2024, we project spending $0.4 million related to continued build-out of our IT systems and processes and allocating $13.8 million of cash for dividends on our common stock.
For the 12-month period ending December 31, 2024, we project that our fixed commitments could potentially include: (i) approximately $458.9 million to fund off-balance sheet commitments outstanding at December 31, 2023; (ii) $6.3 million for IT services, IT support, and compliance expenditures; and (iii) $1.3 million for operating leases. In future years, we expect that our main sources and uses of cash will relate primarily to regular operating activities.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the year ended December 31, 2023, we had cash outflows of $284.3 million in loan originations and advances, net of principal collected, and $47.9 million in loans originated for sale.
Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2023, total off-balance sheet commitments totaled $458.9 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the year ended December 31, 2023, we had cash inflows related to an increase in deposits of $244.9 million, primarily as a result of an increase in the number of new relationships, fluctuations in existing accounts, and new certificates of deposit.
Over the next twelve months, approximately $442.5 million of time deposits are expected to mature. In addition, we expect $24.0 million of time deposits to mature through 2028. As these time deposits mature, some of these deposits may not renew due to general competition. However, based on our historical runoff experience, we expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits, our recent San Francisco Bay Area expansion, and our liquid investment portfolio, combined with our third-party financing availability, as discussed below, provide a stable funding base. At December 31, 2023, cash and cash equivalents represented 10.62% of total deposits.
Investment Securities
Our investment securities totaled $111.2 million at December 31, 2023. Mortgage-backed securities and obligations of states and political subdivisions comprised 51.25% and 37.37% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $7.9 million from our securities over the next twelve months. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the year ended December 31, 2023, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $10.8 million, partially offset by cash outflows of $1.2 million related to investment securities purchased. Additionally, at December 31, 2023, securities available-for-sale totaled $108.1 million, of which $104.4 million have been pledged as collateral for borrowings and other commitments.
Future Contractual Obligations
Our estimated future obligations as of December 31, 2023 include both current and long-term obligations. Under our operating leases as discussed in Note 15, Commitments and Contingencies, we have a current obligation of $1.3 million and a long-term obligation of $5.0 million. We also have a current obligation of $442.5 million and a long-term obligation of $24.0 million related to time deposits, as discussed in Note 8, Interest-Bearing Deposits. We have net subordinated notes of $73.7 million, all of which are long-term obligations. Finally, we have one significant contract for core processing services. While the actual obligation is unknown and dependent on certain factors, including volume and activity, when using our 2023 average monthly expense extrapolated over the remaining life of the contract, we estimate that our current obligation under this contract is $0.7 million. We do not have a long-term obligation under this contract until it is renewed.
Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth below) was approximately $1.4 billion as of December 31, 2023.

	December 31, 2023			Available
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings
FHLB advances	$996,712	$681,500	$170,000	$145,212
Federal Reserve Discount Window	770,572	—	—	770,572
Correspondent bank lines of credit	175,000	—	—	175,000
Cash and cash equivalents	—	—	—	321,576
Total	$1,942,284	$681,500	$170,000	$1,412,360

FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2023, the Bank had outstanding borrowings of $170.0 million and a total financing availability of $145.2 million, net of letters of credit issued of $681.5 million.
Federal Reserve Discount Window and Correspondent Bank Lines of Credit
At December 31, 2023, unused and available amounts for borrowing from the Federal Reserve Discount Window and correspondent bank lines of credit were $770.6 million and $175.0 million, respectively.
Dividends
A use of liquidity for the Company is shareholder dividends. Bancorp paid dividends to its shareholders totaling $12.9 million during the year ended December 31, 2023.
We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock, subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during 2024 at a rate of $0.20 per share, our average total dividend paid each quarter would be approximately $3.5 million based on the number of currently outstanding shares if there are no increases or decreases in the number of shares, and given that unvested RSAs share equally in dividends with outstanding common stock.
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
Historical Information
The following table summarizes our consolidated cash flow activities:

(dollars in thousands)	For the year ended December 31,		$ Change
	2023	2022
Net cash provided by operating activities	$38,914	$45,975	$(7,061)
Net cash used in investing activities	(279,278)	(836,922)	557,644
Net cash provided by financing activities	301,949	625,609	(323,660)
Operating Activities
Net cash provided by operating activities decreased by $7.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to lower proceeds from sale of loans and a lower provision for credit losses. These declines were partially offset by higher net income and lower loans originated for sale. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
For additional information about our operating results, see “Results of Operations” above.
Investing Activities
Net cash used in investing activities decreased by $557.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to lower originations of loans held for investment, net of repayments, and lower maturities, prepayments, and calls of securities available-for-sale.

Financing Activities
Net cash provided by financing activities decreased by $323.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to lower year-over-year growth in total deposits, lower FHLB advances, and proceeds received from the subordinated note issuance during the year ended December 31, 2022, which did not recur in the year ended December 31, 2023.
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
Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, we had been operating under the Small Bank Holding Company Policy Statement, which provides an exemption from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements. Having passed this threshold as of September 30, 2022, we are no longer subject to this policy statement and our capital adequacy is evaluated relative to the Federal Reserve’s generally applicable capital requirements. Additionally, as of June 30, 2023, the Company’s consolidated assets were in excess of $3.0 billion, and as a consequence, beginning in March 2024, the Company will no longer prepare and file financial reports with the Federal Reserve as a small bank holding company.
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank is also subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, as well as the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of December 31, 2023, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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
The capital adequacy ratios as of December 31, 2023 and December 31, 2022 for Bancorp and the Bank are presented in the following tables. As of December 31, 2023 and December 31, 2022, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$404,829	12.30%	$259,090	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$197,534	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$148,150	4.50%	N/A	N/A
Tier 1 leverage	$298,749	8.73%	$136,953	4.00%	N/A	N/A
December 31, 2022
Total capital (to risk-weighted assets)	$366,113	12.46%	$235,065	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$176,191	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$132,144	4.50%	N/A	N/A
Tier 1 leverage	$263,993	8.60%	$122,788	4.00%	N/A	N/A

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$392,114	11.93%	$262,947	8.00%	$328,684	10.00%
Tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$197,211	6.00%	$262,947	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$147,908	4.50%	$213,645	6.50%
Tier 1 leverage	$359,783	10.52%	$136,757	4.00%	$170,946	5.00%
December 31, 2022
Total capital (to risk-weighted assets)	$356,301	12.14%	$234,795	8.00%	$293,494	10.00%
Tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$176,072	6.00%	$234,763	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$132,054	4.50%	$190,745	6.50%
Tier 1 leverage	$327,788	10.69%	$122,652	4.00%	$153,315	5.00%

[1]	The listed capital adequacy ratios exclude capital conservation buffers.
Recent Accounting Pronouncements
For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2023, see Note 2, Recently Issued Accounting Standards, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.
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
We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations, and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate non-GAAP financial measures when making comparisons.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Not applicable for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Five Star Bancorp and Subsidiary
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Star Bancorp (and subsidiary) (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Notes 1, 2, 3 and 4 to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses as of January 1, 2023 due to the adoption of Accounting Standards Update No. 2016-13, which established Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses.
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

February 23, 2024
We have served as the Company’s auditor since 2010.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(in thousands, except share amounts)

	2023	2022
ASSETS
Cash and due from financial institutions	$26,986	$32,561
Interest-bearing deposits in banks	294,590	227,430
Cash and cash equivalents	321,576	259,991
Time deposits in banks	5,858	9,849
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at December 31, 2023 and 2022 (amortized cost of $124,788 and $135,087 at December 31, 2023 and 2022, respectively)	108,083	115,988
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at December 31, 2023 and $0 at December 31, 2022 (fair value of $2,913 and $3,432 at December 31, 2023 and 2022, respectively)	3,077	3,756
Loans held for sale	11,464	9,416
Loans held for investment	3,081,719	2,791,326
Allowance for credit losses - loans	(34,431)	(28,389)
Loans held for investment, net of allowance for credit losses	3,047,288	2,762,937
FHLB stock	15,000	10,890
Operating leases, right-of-use asset, net	5,284	3,981
Premises and equipment, net	1,623	1,605
Bank-owned life insurance	17,180	14,669
Interest receivable and other assets	56,692	34,077
Total assets	$3,593,125	$3,227,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$831,101	$971,246
Interest-bearing	2,195,795	1,810,758
Total deposits	3,026,896	2,782,004
Borrowings:
FHLB advances	170,000	100,000
Subordinated notes, net	73,749	73,606
Operating lease liability	5,603	4,243
Interest payable and other liabilities	31,103	14,481
Total liabilities	3,307,351	2,974,334
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,256,989 shares issued and outstanding at December 31, 2023; 17,241,926 shares issued and outstanding at December 31, 2022	220,505	219,543
Retained earnings	77,036	46,736
Accumulated other comprehensive loss, net	(11,767)	(13,454)
Total shareholders’ equity	285,774	252,825
Total liabilities and shareholders’ equity	$3,593,125	$3,227,159
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2023 and 2022
(in thousands, except per share amounts)

	2023	2022
Interest and fee income:
Loans, including fees	$162,713	$111,795
Taxable securities	1,876	1,714
Nontaxable securities	724	713
Interest-bearing deposits in other banks	9,069	3,696
Total interest and fee income	174,382	117,918

Interest expense:
Deposits	57,861	10,923
FHLB advances	995	185
Subordinated notes	4,646	3,740
Total interest expense	63,502	14,848

Net interest income	110,880	103,070
Provision for credit losses	4,000	6,700
Net interest income after provision for credit losses	106,880	96,370

Non-interest income:
Service charges on deposit accounts	575	467
Net gain (loss) on sale of securities	(167)	5
Gain on sale of loans	1,952	2,934
Loan-related fees	1,719	2,207
FHLB stock dividends	970	546
Earnings on BOLI	510	412
Other	1,952	586
Total non-interest income	7,511	7,157

Non-interest expense:
Salaries and employee benefits	27,097	22,571
Occupancy and equipment	2,218	2,059
Data processing and software	4,015	3,091
FDIC insurance	1,557	850
Professional services	2,575	2,467
Advertising and promotional	2,403	1,908
Loan-related expenses	1,192	1,287
Other operating expenses	6,718	6,436
Total non-interest expense	47,775	40,669

Income before provision for income taxes	66,616	62,858

Provision for income taxes	18,882	18,057

Net income	$47,734	$44,801

Basic earnings per common share	$2.78	$2.61
Diluted earnings per common share	$2.78	$2.61
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2023 and 2022
(in thousands)

	2023	2022
Net income	$47,734	$44,801

Unrealized gain (loss) on securities:
Net unrealized holding gain (loss) on securities available-for-sale during the period	2,228	(18,291)
Reclassification for net (gain) loss on sale of securities included in net income	167	(5)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	708	(5,408)
Other comprehensive income (loss)	1,687	(12,888)

Total comprehensive income	$49,421	$31,913
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2023 and 2022
(in thousands, except share and per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	17,224,848	$218,444	$17,168	$(566)	$235,046
Cumulative effect of adoption of ASC 842 on retained earnings	—	—	68	—	68
Net income	—	—	44,801	—	44,801
Other comprehensive loss	—	—	—	(12,888)	(12,888)
Stock issued under stock award plans	23,639	—	—	—	—
Stock compensation expense	—	1,099	—	—	1,099
Stock forfeitures	(6,561)	—	—	—	—
Cash dividends paid ($1.05 per share)	—	—	(15,301)	—	(15,301)
Balance at December 31, 2022	17,241,926	$219,543	$46,736	$(13,454)	$252,825

Cumulative effect of adoption of ASC 326 on retained earnings	—	$—	$(4,491)	$—	$(4,491)
Net income	—	—	47,734	—	47,734
Other comprehensive income	—	—	—	1,687	1,687
Stock issued under stock award plans	16,978	—	—	—	—
Stock compensation expense	—	962	—	—	962
Stock forfeitures	(1,915)	—	—	—	—
Cash dividends paid ($0.75 per share)	—	—	(12,943)	—	(12,943)
Balance at December 31, 2023	17,256,989	$220,505	$77,036	$(11,767)	$285,774
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023 and 2022
(in thousands)

	2023	2022
Cash flows from operating activities:
Net income	$47,734	$44,801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,000	6,700
Depreciation and amortization	1,612	1,636
Amortization of deferred loan fees and costs	117	534
Amortization of premiums and discounts on securities	1,152	1,267
Amortization of subordinated note issuance costs	144	122
Stock compensation expense	962	1,099
Earnings on BOLI	(510)	(412)
Deferred tax provision	(897)	(1,942)
Loans originated for sale	(47,922)	(60,173)
Gain on sale of loans	(1,952)	(2,934)
Proceeds from sale of loans	38,410	53,691
Net loss (gain) on sale of securities available-for-sale	167	(5)
Decrease in operating lease liability	(900)	(978)
Extinguishment of redeemed subordinated note issuance costs	—	302
Investment-related gain on cost method investments	(1,683)	—
Net changes in:
Interest receivable and other assets	(3,417)	(5,096)
Interest payable and other liabilities	1,897	7,363
Net cash provided by operating activities	38,914	45,975
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	737	1,623
Maturities, prepayments, and calls of securities available-for-sale	10,056	15,523
Purchases of securities available-for-sale	(1,151)	(2,642)
Capital call for venture-backed investment	(1,407)	—
Proceeds received from venture-backed investment	1,915	—
Low income housing credits	(2,341)	—
Net change in time deposits in banks	3,991	4,615
Loan originations, net of repayments	(284,314)	(848,283)
Purchase of premises and equipment	(653)	(481)
Purchase of FHLB stock	(4,110)	(4,223)
Purchase of BOLI	(2,001)	(3,054)
Net cash used in investing activities	(279,278)	(836,922)
Cash flows from financing activities:
Net change in deposits	244,892	496,114
FHLB advances	70,000	100,000
Cash dividends paid	(12,943)	(15,301)
Proceeds from subordinated note issuance	—	75,000
Subordinated note issuance costs	—	(1,454)
Subordinated note redemption	—	(28,750)
Net cash provided by financing activities	301,949	625,609
Net change in cash and cash equivalents	61,585	(165,338)
Cash and cash equivalents at beginning of period	259,991	425,329
Cash and cash equivalents at end of period	$321,576	$259,991

Supplemental disclosure of cash flow information:
Interest paid	$61,854	$1,345
Income taxes paid	19,969	5,200
Supplemental disclosure of noncash investing and financing activities:
Transfer from loans held for sale to loans held for investment	9,416	10,671
Unrealized gain (loss) on securities	2,228	(18,291)
Operating lease liabilities recorded in conjunction with adoption of ASC 842	—	5,221
Operating lease liabilities recorded for new operating leases	2,260	—
ROUA recorded in conjunction with adoption of ASC 842	—	4,974
ROUA recorded for new operating leases	(2,243)	—
Commitment for low income housing tax credits	(13,612)	—
Cumulative effect of adoption of ASC 842 on retained earnings, net of tax	—	68
Cumulative effect of adoption of ASC 326 on retained earnings, net of tax	(4,491)	—
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
The Company, through the Bank, provides a broad range of banking products and services to customers who are predominately small and medium-sized businesses, professionals, and individuals primarily in the Northern California region. The Company’s primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit, and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has seven branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, and Yuba City.
The Company terminated its status as a Subchapter S corporation as of May 5, 2021, in connection with the Company’s IPO and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense.
The Company publicly filed a Registration Statement on Form S-1 with the SEC in connection with its IPO, which was declared effective by the SEC on May 4, 2021. In connection with the IPO, the Company issued 6,054,750 shares of common stock, no par value, which included 789,750 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold to the public at a price of $20.00 per share and began trading on the Nasdaq Global Select Market on May 5, 2021. On May 7, 2021, the closing date of the IPO, the Company received total net proceeds of $111,243,000. The net proceeds less other related expenses, including audit fees, legal fees, listing fees, and other expenses, totaled $109,082,000.
Basis of Financial Statement Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the FASB’s ASC, including ASU, and the rules and regulations of the SEC, including the instructions to Regulation S-X.
The consolidated financial statements include Bancorp and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.
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
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for credit losses is the most significant accounting estimate reflected in the Company’s consolidated financial statements. Other estimates include fair value measurements, valuation of servicing assets, and deferred tax asset valuation.

Cash and Cash Equivalents
The Company defines cash and cash equivalents as cash, due from financial institutions, interest-bearing deposits in banks with short-term original maturities, and federal funds sold. Generally, federal funds are sold for one-day periods, if at all. At times throughout the year, balances can exceed FDIC insurance limits. The Company has not experienced any historical losses associated with balances maintained with financial institutions in excess of FDIC insurance limits, and management continues to monitor the financial condition of the major financial institutions where these funds are held.
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
Unrealized credit losses are recognized through an allowance for credit losses instead of an adjustment to amortized cost basis, eliminating the other-than-temporary impairment concept. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale debt securities that do not meet the above conditions, the Company evaluates at the individual security level whether the decrease in fair value has resulted from credit factors or non-credit factors. If assessment determines that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, then a credit loss would be recognized, limited to the amount by which the fair value is less than the amortized cost basis. All other changes in fair value of an available-for-sale debt security are recognized in other comprehensive income, net of applicable taxes. Changes in the allowance for credit losses, if any, are recognized as a provision for (or reversal of) credit losses. Accrued interest receivable is not subject to an estimate for credit loss, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner.
Securities Held-to-Maturity
Securities are classified as held-to-maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium to the earliest callable call date and accretion of discount, computed by the effective interest method over the life of the related investment. Estimated credit losses are recorded under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326”) through a credit loss expense and an allowance. Accrued interest receivable is not subject to an estimate for credit loss, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner.
Loans
Loans are reported at the principal amount outstanding, net of deferred loan fees and costs and the allowance for credit losses - loans. Interest on loans is accrued daily based on the principal outstanding.
Loan fees, net of certain direct costs of origination, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. During the years ended December 31, 2023 and 2022, salaries and employee benefits totaling $3,461,000 and $6,155,000, respectively, were deferred as loan origination costs.
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
ACL
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
The Company has determined pools based primarily on regulatory reporting codes as the loans within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed. The Company further stratified the C&I portfolio into traditional C&I loans and SBA loans, as the loans in these pools have different repayment structures and credit risk characteristics. The Company also stratified C&I loans and consumer loans that do not require reserves, as the Company has third party agreements in place to cover credit losses. The Company has identified the following pools subject to an estimate of credit loss: (1) 1-4 Family Construction; (2) Other Construction; (3) Farmland; (4) Revolving Secured by 1-4 Family; (5) Residential Secured by First Liens; (6) Residential Secured by Junior Liens; (7) Multifamily; (8) CRE Owner Occupied; (9) CRE Non-Owner Occupied; (10) Agriculture; (11) C&I; (12) C&I SBA; (13) Consumer; and (14) Municipal.
The Company has determined, given its limited loss experience, that peer data and other external data to support loss history provides the best basis for its assessment of expected credit losses. The Company believes that the use of peer loss data from 2008 to 2019 presents loss histories that appropriately reflect a full economic cycle, reflects asset-specific risk characteristics at each pool level identified, and includes a historical look-back period that is objective and reflective of future expected credit losses. Loss data from 2020 and beyond was excluded from the data set to exclude pandemic-related data in the models.
The method for determining the estimate of lifetime credit losses includes, among other things, the following main components: (i) the use of Probability of Default and Loss Given Default assumptions under a Discounted Cash Flow model; (ii) a multi-scenario macroeconomic forecast; (iii) an initial and reasonable and supportable forecast period of one year for all loan segments; and (iv) a reversion period of one year using a linear transition method to historical loss rates.
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
Accrued interest receivable is excluded from amortized cost of all financial instrument types and included in “Interest receivable and other assets” in the consolidated balance sheets. Accrued interest receivable is not subject to an estimate for credit loss, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. When a loan is placed on non-accrual status, which occurs within 90 days of a borrower becoming delinquent, interest previously accrued but not collected is reversed against current period income.
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
Troubled Debt Restructurings (“TDRs”) and Other Loan Modifications
In accordance with the adoption of ASC 326, which includes ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, accounting guidance for TDRs for creditors has been eliminated. New guidance with respect to recognition, measurement, and disclosures of loans for borrowers experiencing financial difficulties supersedes guidance on TDRs. Under ASU No. 2022-02, the Company is required to evaluate whether a loan modification represents a new loan or a continuation of an existing loan. The amendment enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty under criteria of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or term extension.
Federal Home Loan Bank Stock
Federal Home Loan Bank stock represents the Company’s investment in the stock of the FHLB and is carried at par value. While technically these are considered equity securities, there is no market for FHLB stock. Therefore, the shares are considered as other investment securities.
Management periodically evaluates FHLB stock for impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (i) the significance of any decline in net assets of the FHLB, as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (iv) the liquidity position of the FHLB. Both cash and stock dividends are reported as non-interest income.

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
Other Real Estate
Real estate properties acquired through, or in lieu of, loan foreclosure, are classified as OREO, are to be sold, and are initially recorded at fair value of the property at the date of foreclosure less estimated selling costs. Any write-downs in value are recorded against the allowance for credit losses. Subsequent to foreclosure, valuations are periodically performed, and any revisions in the estimate of fair value are reported as adjustments to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure. Subsequent valuation adjustments are recognized as OREO write-downs. Revenues and expenses incurred from OREO property management are recorded in non-interest income and non-interest expense, respectively. During 2023 and 2022, the Bank did not foreclose on any loans.
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
Leases
The Company records a ROUA in the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company records a lease liability in the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is the lessee of real estate property for branches and operations. The Company elected not to include short-term leases (i.e., leases with initial terms of 12 months or less) within the ROUA and lease liability.
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
Included in the loan portfolio are loans guaranteed by the SBA, the Farm Service Agency, the Federal Agriculture Mortgage Corporation, and the United States Department of Agriculture, of which the guaranteed portion is expected to be sold in the secondary market in exchange for a one-time premium. At the time the guaranteed portion of the loan is sold, the unguaranteed portion and related right to service the entire loan is retained with the Company, to earn future servicing income. The loans held for sale are accounted for at the lower of cost or fair value, using the aggregate method. Government-guaranteed loans held for sale totaled $11,464,000 and $9,416,000 at December 31, 2023 and 2022, respectively.
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
Loan commitments not unconditionally cancellable are subject to an estimate of credit loss under the CECL model. The Company’s process for determining the estimate of credit loss on loan commitments is the same as it is on loans. Reserves for unfunded commitments are included as a component of “Interest payable and other liabilities” in the consolidated balance sheets.
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
EPS
Basic EPS is net income divided by the weighted average number of common shares outstanding during the period less average unvested RSAs. Diluted EPS includes the dilutive effect of additional potential common shares related to unvested RSAs using the treasury stock method. During the years ended December 31, 2023 and 2022, there were no outstanding stock options. The Company has two forms of outstanding common stock: common stock and unvested RSAs. Holders of unvested RSAs receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings, and therefore the RSAs are considered participating securities. However, under the two-class method, the difference in EPS is not significant for these participating securities.

(in thousands, except share and per share data)	2023	2022
Net income	$47,734	$44,801
Weighted average basic common shares outstanding	17,166,592	17,128,282
Add: Dilutive effects of assumed vesting of restricted stock	21,377	37,328
Weighted average diluted common shares outstanding	17,187,969	17,165,610
Income per common share:
Basic EPS	$2.78	$2.61
Diluted EPS	$2.78	$2.61
Anti-dilutive shares, which are excluded from the dilutive EPS calculation, were deemed to be immaterial.
Subordinated Notes
The subordinated notes are recorded at par with related debt issuance costs reported as a direct reduction from the carrying amount. Issuance costs are amortized over the remaining maturity of the notes and reflected in interest expense.
Fair Value of Financial Instruments
The consolidated financial statements include various estimated fair value information as of December 31, 2023 and 2022. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions, and are subject to change.

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
Additionally, from time to time, the Company may be required to record certain assets at fair value on a non-recurring basis, such as loans held for sale and certain collateral dependent impaired loans held for investment. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or fair value accounting.
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
Subsequent Events
The Company has evaluated events and transactions subsequent to December 31, 2023 for recognition or disclosure. Additional detail can be found in Note 19, Subsequent Events.
Note 2: Recently Issued Accounting Standards
The following reflects recent accounting standards that have been adopted or are pending adoption by the Company. As discussed in Note 1, Basis of Presentation, the Company qualifies as an emerging growth company and as such, has elected to use the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below indicate effective dates for the Company as an emerging growth company with the extended transition period.
Accounting Standards Adopted
On January 1, 2023, the Company adopted ASC 326, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under ASC 326, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The Company adopted this standard using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance was effective for financial assets measured at amortized cost. For certain new disclosures required under ASC 326, such as credit quality indicators by year of origination, the Company has not restated comparative financial information before January 1, 2023 to conform under ASC 326. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature and reason for the change, which is solely due to adoption of ASC 326. On January 1, 2023, the Company also adopted ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which had no material impact.
The following table reflects the cumulative-effect adjustments the Company recorded on January 1, 2023 for the adoption of ASC 326.

	January 1, 2023
(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Post-ASC 326 Adoption
Assets:
Allowance for Credit Losses - Loans	$(28,389)	$(5,262)	$(33,651)
Allowance for Credit Losses - HTM Securities	—	(20)	(20)
Deferred Tax Asset (Interest receivable and other assets)	12,273	1,883	14,156

Liabilities:
Reserve for Unfunded Commitments (Interest payable and other liabilities)	(125)	(1,092)	(1,217)

Shareholders’ Equity:
Retained Earnings	(46,736)	4,491	(42,245)
Accounting Standards Issued But Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements (“ASU 2023-06”), amending disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 was issued in response to the SEC’s initiative to update and simplify disclosure requirements. The SEC identified 27 disclosure requirements that were incremental to those in the Codification and referred them to the FASB for potential incorporation into U.S. GAAP. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations as the FASB incorporated them into the relevant Codification subtopics. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the Codification. ASU 2023-06 is to be applied prospectively, and early adoption is prohibited. For reporting entities subject to the SEC’s existing disclosure requirements, the effective dates of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entities. ASU 2023-06 is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures (“ASU 2023-07”), amending disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 is effective January 1, 2024 and is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 is effective January 1, 2025 and is not expected to have a significant impact on the Company's consolidated financial statements.

Note 3: Investment Securities
The Company’s investment securities portfolio includes obligations of states and political subdivisions, securities issued by U.S. federal government agencies, such as the SBA, and securities issued by U.S. GSEs, such as the FNMA, the FHLMC, and the FHLB. The Company also invests in residential and commercial mortgage-backed securities, collateralized mortgage obligations issued or guaranteed by GSEs, and corporate bonds, as reflected in the following tables.
A summary of the amortized cost and fair value related to securities held-to-maturity as of December 31, 2023 and 2022 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
2023
Obligations of states and political subdivisions	$3,077	$—	$(164)	$2,913
Total held-to-maturity	$3,077	$—	$(164)	$2,913
2022
Obligations of states and political subdivisions	$3,756	$—	$(324)	$3,432
Total held-to-maturity	$3,756	$—	$(324)	$3,432
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
The Company adopted ASC 326 on January 1, 2023, which affects accounting of credit loss expense on held-to-maturity and available-for-sale securities. Refer to Note 1, Basis of Presentation, for further detail.
A summary of the amortized cost and fair value related to securities available-for-sale as of December 31, 2023 and 2022 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
2023
U.S. government agency securities	$10,548	$142	$(149)	$10,541
Mortgage-backed securities	68,585	7	(11,619)	56,973
Obligations of states and political subdivisions	43,288	12	(4,841)	38,459
Collateralized mortgage obligations	367	—	(35)	332
Corporate bonds	2,000	—	(222)	1,778
Total available-for-sale	$124,788	$161	$(16,866)	$108,083
2022
U.S. government agency securities	$14,317	$81	$(225)	$14,173
Mortgage-backed securities	73,111	1	(11,841)	61,271
Obligations of states and political subdivisions	45,223	21	(6,818)	38,426
Collateralized mortgage obligations	436	—	(41)	395
Corporate bonds	2,000	—	(277)	1,723
Total available-for-sale	$135,087	$103	$(19,202)	$115,988

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2023 and 2022 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	2023				2022
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$277	$263	$—	$—	$417	$381	$501	$501
After one but within five years	935	885	394	367	1,015	927	—	—
After five years through ten years	1,365	1,292	6,407	5,838	1,470	1,343	5,320	4,761
After ten years	500	473	36,487	32,254	854	781	39,402	33,164
Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	10,548	10,541	—	—	14,317	14,173
Mortgage-backed securities	—	—	68,585	56,973	—	—	73,111	61,271
Collateralized mortgage obligations	—	—	367	332	—	—	436	395
Corporate bonds	—	—	2,000	1,778	—	—	2,000	1,723
Total	$3,077	$2,913	$124,788	$108,083	$3,756	$3,432	$135,087	$115,988

Sales of investment securities and gross gains and losses are shown in the following table:

(in thousands)	2023	2022
Available-for-sale:
Sales proceeds	$737	$1,623
Gross realized (losses) gains	(167)	5
Pledged investment securities are shown in the following table:

(in thousands)	2023	2022
Pledged to:
The State of California, securing deposits of public funds and borrowings	$55,435	$40,465
The Federal Reserve Discount Window, increasing borrowing capacity	48,964	—
Total pledged investment securities	$104,399	$40,465
The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
2023
U.S. government agency securities	$1,130	$(14)	$7,081	$(135)	$8,211	$(149)
Mortgage-backed securities	—	—	55,609	(11,619)	55,609	(11,619)
Obligations of states and political subdivisions	—	—	36,930	(4,841)	36,930	(4,841)
Collateralized mortgage obligations	—	—	332	(35)	332	(35)
Corporate bonds	—	—	1,778	(222)	1,778	(222)
Total temporarily impaired securities	$1,130	$(14)	$101,730	$(16,852)	$102,860	$(16,866)
2022
U.S. government agency securities	$3,090	$(125)	$8,392	$(100)	$11,482	$(225)
Mortgage-backed securities	4,360	(470)	56,908	(11,371)	61,268	(11,841)
Obligations of states and political subdivisions	24,707	(4,097)	11,670	(2,721)	36,377	(6,818)
Collateralized mortgage obligations	395	(41)	—	—	395	(41)
Corporate bonds	—	—	1,723	(277)	1,723	(277)
Total temporarily impaired securities	$32,552	$(4,733)	$78,693	$(14,469)	$111,245	$(19,202)
There were 149 and 152 available-for-sale securities in unrealized loss positions at December 31, 2023 and 2022, respectively. As of December 31, 2023, the investment portfolio included 146 investment securities that had been in a continuous loss position for twelve months or more and three investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at December 31, 2023, which had been in a continuous loss position for more than twelve months.

Obligations issued or guaranteed by government agencies such as the Government National Mortgage Association and the SBA or GSEs under conservatorship such as the FNMA and the FHLMC, are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.
The Company’s investment in obligations of states and political subdivisions are deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15,000,000 and $10,890,000 of FHLB stock at December 31, 2023 and 2022, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, cash dividends received on FHLB capital stock in the amount of $970,000 and $546,000, respectively, were recorded as non-interest income in the consolidated statements of income.
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

(in thousands)	2023	2022
Real estate:
Commercial	$2,685,419	$2,394,674
Commercial land and development	15,551	7,477
Commercial construction	62,863	88,669
Residential construction	15,456	6,693
Residential	25,893	24,230
Farmland	51,669	52,478
Commercial:
Secured	165,109	165,186
Unsecured	23,850	25,431
Consumer and other	38,166	28,628
Subtotal	3,083,976	2,793,466
Net deferred loan fees	(2,257)	(2,140)
Allowance for credit losses - loans	(34,431)	(28,389)
Loans held for investment, net of allowance for credit losses	$3,047,288	$2,762,937
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
Concentrations
The Company’s customers are primarily located in the Greater Sacramento and North Valley regions of California. As of December 31, 2023, approximately 93% of the Company’s loans were real estate related, 6% were commercial, and 1% were consumer.
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
The amortized cost basis of the Company’s loans by origination year, where origination is defined as the later of origination or renewal date, and credit quality indicator as of December 31, 2023 was as follows (disclosure not comparative due to adoption of ASC 326 on January 1, 2023 – refer to Note 1, Basis of Presentation, for further details):

	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$329,876	$992,181	$714,965	$238,655	$128,424	$247,030	$4,685	$—	$2,655,816
Watch	—	8,534	6,274	4,727	574	4,896	—	—	25,005
Substandard	—	—	—	—	—	1,890	—	—	1,890
Doubtful	—	—	—	—	—	—	—	—	—
Total	329,876	1,000,715	721,239	243,382	128,998	253,816	4,685	—	2,682,711
Commercial land and development
Pass	11,388	3,229	—	184	—	733	—	—	15,534
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	11,388	3,229	—	184	—	733	—	—	15,534
Commercial construction
Pass	9,074	32,154	4,189	11,230	—	5,897	—	—	62,544
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	9,074	32,154	4,189	11,230	—	5,897	—	—	62,544
Residential construction
Pass	2,412	9,128	3,912	—	—	—	—	—	15,452
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,412	9,128	3,912	—	—	—	—	—	15,452

	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Residential
Pass	4,838	3,964	6,244	2,279	1,182	5,995	1,420	—	25,922
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	4,838	3,964	6,244	2,279	1,182	5,995	1,420	—	25,922
Farmland
Pass	2,311	8,037	12,678	7,860	12,365	8,391	4	—	51,646
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,311	8,037	12,678	7,860	12,365	8,391	4	—	51,646
Commercial:
Secured
Pass	25,299	28,879	14,304	12,164	9,918	10,363	50,020	—	150,947
Watch	189	8,802	2,705	63	154	941	1,727	—	14,581
Substandard	—	—	—	—	45	27	—	—	72
Doubtful	—	—	—	—	—	—	—	—	—
Total	25,488	37,681	17,009	12,227	10,117	11,331	51,747	—	165,600
Unsecured
Pass	3,891	3,782	4,902	5,963	2,240	7	3,072	—	23,857
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,891	3,782	4,902	5,963	2,240	7	3,072	—	23,857
Consumer and other
Pass	18,489	11,359	8,264	6	—	307	—	—	38,425
Watch	—	16	—	—	—	—	—	—	16
Substandard	—	12	—	—	—	—	—	—	12
Doubtful	—	—	—	—	—	—	—	—	—
Total	18,489	11,387	8,264	6	—	307	—	—	38,453
Total
Pass	407,578	1,092,713	769,458	278,341	154,129	278,723	59,201	—	3,040,143
Watch	189	17,352	8,979	4,790	728	5,837	1,727	—	39,602
Substandard	—	12	—	—	45	1,917	—	—	1,974
Doubtful	—	—	—	—	—	—	—	—	—
Total	$407,767	$1,110,077	$778,437	$283,131	$154,902	$286,477	$60,928	$—	$3,081,719
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

The age analysis of past due loans by class as of December 31, 2023 consisted of the following:

(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$—	$2,682,711	$2,682,711
Commercial land and development	—	—	—	—	15,534	15,534
Commercial construction	—	—	—	—	62,544	62,544
Residential construction	—	—	—	—	15,452	15,452
Residential	—	—	—	—	25,922	25,922
Farmland	—	—	—	—	51,646	51,646
Commercial:
Secured	—	—	—	—	165,600	165,600
Unsecured	—	—	—	—	23,857	23,857
Consumer and other	76	—	—	76	38,377	38,453
Total	$76	$—	$—	$76	$3,081,643	$3,081,719
There were no loans greater than 90 days past due and still accruing interest income as of December 31, 2023.
The age analysis of past due loans by class as of December 31, 2022 consisted of the following:

(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$—	$2,392,053	$2,392,053
Commercial land and development	—	—	—	—	7,447	7,447
Commercial construction	—	—	—	—	88,314	88,314
Residential construction	—	—	—	—	6,693	6,693
Residential	—	175	—	175	24,088	24,263
Farmland	—	—	—	—	52,446	52,446
Commercial:
Secured	—	—	—	—	165,609	165,609
Unsecured	—	—	—	—	25,488	25,488
Consumer and other	194	—	—	194	28,819	29,013
Total	$194	$175	$—	$369	$2,790,957	$2,791,326
There were no loans greater than 90 days past due and still accruing interest income as of December 31, 2022.
No collateral dependent loans were in process of foreclosure at December 31, 2023.

Non-accrual loans, segregated by class, are as follows as of December 31, 2023 and 2022:

(in thousands)	2023	2022
Real estate:
Commercial	$1,893	$106
Residential	—	175
Commercial:
Secured	72	123
Total non-accrual loans	$1,965	$404
No interest income was recognized on non-accrual loans in the years ended December 31, 2023 and 2022. Non-accrual real estate loans did not have an allowance for credit losses as of December 31, 2023. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $95,000 and $39,000 for the years ended December 31, 2023 and 2022, respectively.
Allowance for Credit Losses - Loans
The following table discloses activity in the allowance for credit losses - loans for the year ended December 31, 2023.

(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$19,216	$7,606	$—	$—	$2,193	$29,015
Commercial land and development	54	74	—	—	50	178
Commercial construction	645	882	—	—	(809)	718
Residential construction	49	81	—	—	(41)	89
Residential	175	3	—	—	(27)	151
Farmland	644	(396)	—	—	151	399
Commercial:
Secured	7,098	(3,060)	(3,496)	423	2,349	3,314
Unsecured	116	37	(6)	—	42	189
Consumer and other	347	80	(1,106)	995	62	378
Unallocated	45	(45)	—	—	—	—
Total	$28,389	$5,262	$(4,608)	$1,418	$3,970	$34,431

The following table discloses activity in the allowance for credit losses - loans for the year ended December 31, 2022.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$12,869	$—	$—	$6,347	$19,216
Commercial land and development	50	—	—	4	54
Commercial construction	371	—	—	274	645
Residential construction	50	—	—	(1)	49
Residential	192	—	—	(17)	175
Farmland	645	—	—	(1)	644
Commercial:
Secured	6,859	(1,690)	204	1,725	7,098
Unsecured	207	(2)	—	(89)	116
PPP	—	(21)	21	—	—
Consumer and other	889	(906)	840	(476)	347
Unallocated	1,111	—	—	(1,066)	45
Total	$23,243	$(2,619)	$1,065	$6,700	$28,389
Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the consolidated statements of income. Prior to adoption of ASC 326, provisions for unfunded loan commitments were included in “Other operating expenses” in the consolidated statements of income.

(in thousands)	2023	2022
Balance at January 1	$125	$100
Effect of adoption of ASC 326	1,092	—
Provision	30	25
Balance at December 31	$1,247	$125
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,658,262,000 and $1,627,056,000 at December 31, 2023 and 2022, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $1,167,644,000 and $41,934,000 at December 31, 2023 and 2022, respectively, to secure its borrowing capacity with the Federal Reserve Bank of San Francisco. See Note 9, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Note 5: Premises and Equipment, Net
Premises and equipment, net, were as follows as of December 31, 2023 and 2022:

(in thousands)	2023	2022
Furniture, fixtures, and equipment	$4,111	$3,762
Tenant improvements	2,125	1,994
Bank automobiles	123	—
	6,359	5,756
Accumulated depreciation and amortization	(4,736)	(4,151)
Premises and equipment, net	$1,623	$1,605

Depreciation expense for occupancy, furniture, fixtures, and equipment was $673,000 and $649,000 for the years ended December 31, 2023 and 2022, respectively.
Note 6: Bank-owned Life Insurance
The Company owns life insurance policies on the lives of certain current and former officers designated by the board of directors to fund its employee benefit programs. Death benefits provided under the specific terms of these insurance policies are estimated to be $37,494,000 at December 31, 2023. The benefits to employees’ beneficiaries are limited to each employee’s active service period. The investment in BOLI policies is reported at their cash surrender value, net of surrender charges, of $17,180,000 and $14,669,000 at December 31, 2023 and 2022, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies, net of mortality costs and other fees. Income of $510,000 and $412,000 was recognized on these life insurance policies for the years ended December 31, 2023 and 2022, respectively.
Note 7: Interest Receivable and Other Assets
Interest receivable and other assets consisted of the following as of December 31, 2023 and 2022:

(in thousands)	2023	2022
Interest receivable	$8,970	$7,454
Equity investments	6,801	5,680
Servicing assets	2,161	2,286
Low income housing tax credits	13,612	—
Other assets	25,148	18,657
Interest receivable and other assets	$56,692	$34,077
Servicing assets represent the assets related to servicing loans for others, including collecting payments, maintaining escrow accounts, disbursing payments to investors, and conducting foreclosure proceedings. The Company serviced loans with unpaid principal balances of $191,551,000 and $192,880,000 as of December 31, 2023 and 2022, respectively, on behalf of others.
Note 8: Interest-Bearing Deposits
Interest-bearing deposits consisted of the following as of December 31, 2023 and 2022:

(in thousands)	2023	2022
Interest-bearing transaction accounts	$320,356	$240,131
Savings accounts	126,498	154,581
Money market accounts	1,282,369	1,073,532
Time accounts, $250 or more	344,694	198,159
Other time accounts	121,878	144,355
Total time deposits	466,572	342,514
Total interest-bearing deposits	$2,195,795	$1,810,758
Time deposits totaled $466,572,000 and $342,514,000 as of December 31, 2023 and 2022, respectively. There were $100,128,000 of brokered time deposits as of December 31, 2023 and $124,993,000 of brokered time deposits as of

December 31, 2022. As of December 31, 2023, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2024	$442,540
2025	22,545
2026	1,351
2027	—
2028	136
Total time deposits	$466,572
Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest checking deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at December 31, 2023 and 2022. The composition of network deposits as of December 31, 2023 and 2022 was as follows:

(in thousands)	2023	2022
CDARS	$16,325	$13,248
ICS	620,199	272,719
Total network deposits	$636,524	$285,967
Interest expense recognized on interest-bearing deposits for the years ended December 31, 2023 and 2022 consisted of the following:

(in thousands)	2023	2022
Interest-bearing transaction accounts	$3,321	$425
Savings accounts	3,073	376
Money market accounts	33,932	6,477
Time accounts, $250 or more	12,686	2,804
Other time accounts	4,849	841
Total interest expense on interest-bearing deposits	$57,861	$10,923
Note 9: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75,000,000 of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19,250,000 was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (8.62% as of December 31, 2023) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
On November 5, 2022, the Company exercised its right of redemption on subordinated notes issued in two series: $3,750,000 aggregate principal amount originally issued in 2019 and $25,000,000 aggregate principal amount originally issued in 2017. On December 15, 2022, the subordinated notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest, in accordance with the subordinated note purchase agreements applicable to each series. Remaining unamortized deferred financing costs associated with such notes were expensed and included in “Other operating expenses” in the consolidated statements of income.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1,454,000, of which $205,000 has been amortized through December 31, 2023. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At December 31, 2023 and 2022, the carrying value of the Company’s subordinated notes was $73,749,000 and $73,606,000, respectively.
Other borrowings: The Company has an agreement with the FHLB that granted the FHLB a blanket lien on all loans receivable (except for construction and agricultural loans) as collateral for a borrowing line. Based on the dollar volume of qualifying loan collateral, the Company had a total financing availability of $996,712,000 at December 31, 2023 and $1,002,838,000 at December 31, 2022. The Company had $170,000,000 and $100,000,000 of borrowings outstanding at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had letters of credit issued on its behalf totaling $681,500,000 and $686,500,000, respectively, as discussed below.
As of December 31, 2023, letters of credit totaling $271,500,000 were pledged to secure State of California deposits and $410,000,000 were pledged to secure local agency deposits. As of December 31, 2022, letters of credit totaling $206,500,000 were pledged to secure State of California deposits and $480,000,000 were pledged to secure local agency deposits. The letters of credit issued and outstanding borrowings reduced the Company’s available borrowing capacity to $145,212,000 and $216,338,000 as of December 31, 2023 and 2022, respectively.
At December 31, 2023, the Company had five unsecured federal funds lines of credit totaling $175,000,000 with five of its correspondent banks, respectively. At December 31, 2022, the Company had seven unsecured federal funds lines of credit totaling $190,000,000 with seven of its correspondent banks, respectively. There were no amounts outstanding at December 31, 2023 and 2022.
At December 31, 2023 and 2022, the Company had the ability to borrow from the Federal Reserve Discount Window. At December 31, 2023 and 2022, the borrowing capacity under this arrangement was $770,572,000 and $21,868,000, respectively. There were no amounts outstanding at December 31, 2023 and 2022. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.
Note 10: 401(k) Benefit Plan
A 401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the lesser of 80% of compensation or the annually adjusted IRS dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The expense related to matching employees’ contributions for 2023 and 2022 was $787,000 and $634,000, respectively.
Note 11: Income Taxes
The provision for income tax for the years ended December 31, 2023 and 2022 differs from the statutory federal rate of 21.00% due to the following items:

(in thousands)	2023	2022
Statutory U.S. federal income tax	$13,989	$13,200
Increase (decrease) resulting from:
State taxes	5,048	5,381
Other	(155)	(524)
Provision for income taxes	$18,882	$18,057

The components of the consolidated provision for income taxes are as follows:

(in thousands)	2023	2022
Current tax expense:
Federal	$13,234	$13,167
State	6,439	6,837
Total current tax expense	19,673	20,004
Deferred tax benefit:
Federal	(741)	(1,762)
State	(50)	(185)
Total deferred tax benefit	(791)	(1,947)
Provision for income taxes	$18,882	$18,057
Deferred tax assets and liabilities were due to the following as of December 31, 2023 and 2022:

(in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$10,820	$9,039
Supplemental employee retirement plan	409	507
Gain on available-for-sale assets	303	152
Net unrealized loss on securities available-for-sale	4,938	5,647
State tax	751	1,044
Right of use liability	1,759	1,351
Other	1,891	749
Total deferred tax assets	20,871	18,489
Deferred tax liabilities:
Deferred loan fees	(4,063)	(4,006)
Depreciation	(411)	(405)
ROUA	(1,648)	(1,268)
Other	(416)	(537)
Total deferred tax liabilities	(6,538)	(6,216)
Net deferred tax asset	$14,333	$12,273
No deferred tax asset valuation allowance was established during 2023 or 2022, as management believes it is more likely than not the Company will realize the benefits of these deductible differences as of December 31, 2023 and 2022.
The Company recognized as components of tax expense, taxable losses and amortization expense relating to investments in Qualified Affordable Housing Projects for the periods indicated:

(in thousands)	2023	2022
Taxable loss - decrease in tax expense	$(1,626)	$—
Amortization - increase in tax expense	291	—
The total capital contributed, net of amortization, for the Low Income Housing Tax Credit Funds was $2,050,000 as of December 31, 2023. As of December 31, 2023, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $13,612,000 and these contributions are expected to be made in 2024.
No unrecognized tax benefits were outstanding as of December 31, 2023 or 2022. The Company files tax returns in the U.S. federal and state jurisdictions where the Company has material nexus. The Company is no longer subject to examinations for federal and state tax purposes for the years before 2019 and 2018, respectively.

There were no interest or penalties in 2023 and 2022. It is the Company’s policy to record such accruals in its income tax accounts.
During 2022, the Company paid approximately $4,953,000 on March 17, 2022 to shareholders of record as of May 3, 2021, for the final payout of the AAA under the Company’s Tax Sharing Agreement in connection with the Company’s conversion to a C Corporation as of May 5, 2021. The AAA represents previously taxed, but undistributed, earnings.
Note 12: Related Party Transactions
During the normal course of business, the Company may enter into transactions with related parties, including directors, executive officers, principal shareholders, and their businesses or affiliates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. The following is a summary of loans to related parties in 2023 and 2022:

(in thousands)	2023	2022
Beginning balance	$6,250	$9,418
New loans or advances	1,275	340
Repayments	(2,070)	(3,146)
Transfers out[1]	—	(362)
Ending balance	$5,455	$6,250
1As a result of a change in employment with the Company, a loan balance belonging to a previously related party was transferred out of the classification of related party loans. The change was not the result of any disagreement with the Company or due to any matter relating to its operations, policies, or practices.
At December 31, 2023 and 2022, deposits from related parties (directors, executive officers, and principal shareholders) totaled $37,201,000 and $51,960,000, respectively.
The Company leases an administrative office from a partnership comprised of certain shareholders and members of the board of directors, which is further described in Note 15, Commitments and Contingencies. Property management fees totaling $1,000 in 2023 and 2022 were paid to the entity that owns this property.
Note 13: Equity Incentive Plan
In April 2021, the Company’s board of directors and shareholders approved the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, and other stock-based awards that the Compensation Committee determines are consistent with the purpose of the Equity Incentive Plan and the interests of the Company. Awards may be granted to the Company’s executives and other key employees, directors, and other service providers and are designed to align the interests of the Equity Incentive Plan’s participants with the interests of the Company’s shareholders. The stock options granted under the Equity Incentive Plan may be either non-statutory stock options or incentive stock options. There were no stock options outstanding at December 31, 2023 or 2022, respectively.
The total number of shares of the Company’s common stock reserved and available for grant and issuance pursuant to the Equity Incentive Plan will not exceed 1,700,000 shares, less RSAs granted, plus any RSAs that become available upon forfeiture. Each of these shares may be issued as an incentive stock option. At December 31, 2023, 1,504,761 shares remained available for issuance pursuant to grant awards under the Plan. The Equity Incentive Plan does not contain an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.
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
In connection with its IPO in May 2021, the Company granted RSAs under the Equity Incentive Plan to certain employees, officers, executives, and non-employee directors. Shares granted to non-employee directors vested immediately upon grant, while shares granted to certain employees, officers, and executives vest ratably over three, five, or seven years (as defined in the respective agreements). Since the completion of the IPO, the Company has granted RSAs under the Equity Incentive Plan to certain executives and directors, which vest annually over three years and over one year, respectively. All RSAs were granted at the fair value of common stock at the time of the award. The RSAs are considered fixed awards, as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the service period.
Non-cash stock compensation expense recognized for the years ended December 31, 2023 and 2022 was $962,000 and $1,099,000, respectively.
In 2023, the Company granted as compensation to members of the board of directors a total of 13,882 shares scheduled to cliff vest as of December 31, 2023 contingent on continued service. In 2022, the Company granted as compensation to members of the board of directors a total of 15,156 shares scheduled to vest monthly in equal installments over one year contingent on continued service.
As of December 31, 2023, there was approximately $1,103,000 of unrecognized compensation expense related to the 69,338 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits are expected to be recognized over the weighted average term remaining on the unvested restricted shares of 2.88 years as of December 31, 2023. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s consolidated statements of income for the years ended December 31, 2023 and 2022 was immaterial.
The following table summarizes information about unvested restricted shares:

	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	96,826	$20.34	127,751	$19.95
Shares granted	16,978	28.52	23,639	28.29
Shares vested	(42,553)	23.07	(48,003)	23.07
Shares forfeited	(1,913)	25.62	(6,561)	21.29
End of the period balance	69,338	$20.53	96,826	$20.34
Note 14: Shareholders’ Equity
Dividends
During the year ended December 31, 2023, the Company declared cash dividends on its common shares totaling $12,943,000. During the year ended December 31, 2022, the Company declared cash dividends on its common shares totaling $15,301,000. Of those total dividends, during 2022, $4,953,000 was paid out for certain shareholders affected by the Company’s termination of its S corporation status. This distribution was for the remaining balance on the Company’s federal AAA for previously taxed, but undistributed, earnings.
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
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance sheet instruments, including obtaining collateral at exercise of the commitment. The contractual amounts of unfunded loan commitments and standby letters of credit not reflected in the consolidated balance sheets were as follows:

(in thousands)	2023	2022
Commercial lines of credit	$181,855	$147,021
Undisbursed commercial real estate loans	107,712	79,121
Undisbursed construction loans	134,828	80,726
Agricultural lines of credit	24,635	10,399
Undisbursed residential real estate loans	6,538	8,945
Undisbursed agricultural real estate loans	1,200	1,068
Other	2,119	1,868
Total commitments and standby letters of credit	$458,887	$329,148
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1,247,000 and $125,000 as of December 31, 2023 and 2022, respectively, which is recorded in “Interest payable and other liabilities” in the consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 92.30% of the Company’s loan portfolio at December 31, 2023 and 91.84% of the Company’s loan portfolio at December 31, 2022. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At December 31, 2023, the Company had 93 deposit relationships that exceeded $5,000,000 each, totaling $1,867,267,000, or approximately 61.69% of total deposits. The Company’s largest single deposit relationship at December 31, 2023 totaled $260,000,000, or approximately 8.59% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $22,348,000 and $16,163,000 at December 31, 2023 and 2022, respectively.
Leases
The Company leases office space for its banking operations under non-cancelable operating leases of various terms. The leases expire at dates through 2032 and provide for renewal options from less than one to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. All leases include predefined rental increases over the term of the lease.
The Company has a sublease agreement for space adjacent to the Redding location. The sublease has renewal terms extended to December 31, 2024.

The Company leases its Sacramento administrative office from a partnership comprised of certain shareholders and members of the Company’s board of directors. The Sacramento administrative office lease extends through May 2026. Rent expense paid to the partnership was $28,000 and $30,000 for the years ended December 31, 2023 and 2022, respectively, under this lease.
The Company leases a temporary administrative office in San Francisco from an entity affiliated with a member of our board of directors. Rent expense paid to this entity was $19,000 for the year ended December 31, 2023.
The Company adopted ASU 2016-02, Leases (Topic 842) as of January 1, 2022, which requires the Company to record an ROUA in the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability in the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is the lessee of real estate property for branches and operations. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, if any, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes, and insurance were unknown and not determinable at lease commencement and, therefore, were not included in the determination of the Company’s ROUA and lease liability.
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
As of December 31, 2023, the Company’s ROUA and lease liability were $5,284,000 and $5,603,000, respectively.
The following table presents the components of lease expense for the year ended December 31, 2023:

(in thousands)	Twelve months ended December 31, 2023
Operating lease expense	$1,261
Sublease income	(22)
Total lease expense	$1,239
The following table presents the weighted average operating lease term and discount rate at December 31, 2023:

December 31, 2023
Weighted average remaining lease term	5.28 years
Weighted average discount rate	4.11%

The following table shows the future minimum lease payments under the Company’s operating lease arrangements as of December 31, 2023.

(in thousands)	December 31, 2023
2024	$1,255
2025	1,286
2026	1,216
2027	874
2028	789
Thereafter	829
Total expected operating lease payments	6,249
Discount for present value of expected cash flows	(646)
Lease liability at December 31, 2023	$5,603
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
The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are generally not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the below table) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, the Company had been operating under the Small Bank Holding Company Policy Statement, which provides an exemption from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements. Having passed this threshold as of September 30, 2022, the Company is no longer subject to this policy statement and its capital adequacy is evaluated relative to the Federal Reserve’s generally applicable capital requirements. Additionally, as of June 30, 2023, the Company’s consolidated assets were in excess of $3.0 billion, and as a consequence, beginning in March 2024, the Company will no longer prepare and file financial reports with the Federal Reserve as a small bank holding company.
The Company and Bank are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00% (a minimum of 4.50% plus a capital conservation buffer of 2.50%), a Tier 1 capital to risk-weighted assets ratio of at least 8.50% (a minimum of 6.00% plus a capital conservation buffer of 2.50%), a total capital to risk-weighted assets ratio of at least 10.50% (a minimum of 8.00% plus a capital conservation buffer of 2.50%), and a Tier 1 leverage ratio of at least 4.00%. Management believes that, as of December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2023, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the below table. There are no conditions or events since that categorization that management believes have changed the Bank’s category.

The principal source of cash for the Company is dividends from the Bank. Dividends from the Bank to the Company are restricted under California law to the lesser of: (i) the Bank’s retained earnings or (ii) the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period. As of December 31, 2023 and 2022, the maximum amount available for dividend distribution under this restriction was approximately $62,951,000 and $33,867,000, respectively. If a proposed dividend exceeds the limit, the Bank may still pay a dividend to the Holding Company if it obtains approval from the DFPI and the dividend does not exceed the greater of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2023 and 2022 are presented in the following tables. As of December 31, 2023 and 2022, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$404,829	12.30%	$259,090	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$197,534	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$148,150	4.50%	N/A	N/A
Tier 1 leverage	$298,749	8.73%	$136,953	4.00%	N/A	N/A
December 31, 2022
Total capital (to risk-weighted assets)	$366,113	12.46%	$235,065	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$176,191	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$263,993	8.99%	$132,144	4.50%	N/A	N/A
Tier 1 leverage	$263,993	8.60%	$122,788	4.00%	N/A	N/A

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$392,114	11.93%	$262,947	8.00%	$328,684	10.00%
Tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$197,211	6.00%	$262,947	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$147,908	4.50%	$213,645	6.50%
Tier 1 leverage	$359,783	10.52%	$136,757	4.00%	$170,946	5.00%
December 31, 2022
Total capital (to risk-weighted assets)	$356,301	12.14%	$234,795	8.00%	$293,494	10.00%
Tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$176,072	6.00%	$234,763	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$327,788	11.17%	$132,054	4.50%	$190,745	6.50%
Tier 1 leverage	$327,788	10.69%	$122,652	4.00%	$153,315	5.00%

[1]	The listed capital adequacy ratios exclude capital conservation buffers.

Note 17: Fair Value of Assets and Liabilities
The following table summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
2023
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$108,083	$—	$108,083	$—	OCI
Derivatives – interest rate swap	10	—	10	—	NI
Liabilities:
Derivatives – interest rate swap	10	—	10	—	NI

2022
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$115,988	$—	$115,988	$—	OCI
Derivatives – interest rate swap	16	—	16	—	NI
Liabilities:
Derivatives – interest rate swap	16	—	16	—	NI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of December 31, 2023 and 2022, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
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
The Company’s derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.

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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and OREO. As of December 31, 2023 and 2022, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.
Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments as of December 31, 2023 and 2022. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.
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

(in thousands)	December 31, 2023			December 31, 2022
	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$321,576	$321,576	Level 1	$259,991	$259,991	Level 1
Time deposits in banks	5,858	5,858	Level 1	9,849	9,849	Level 1
Securities available-for-sale	108,083	108,083	Level 2	115,988	115,988	Level 2
Securities held-to-maturity	3,077	2,913	Level 3	3,756	3,432	Level 3
Loans held for sale	11,464	12,626	Level 2	9,416	9,785	Level 2
Loans held for investment, net of allowance for credit losses	3,047,288	2,891,925	Level 3	2,762,937	2,570,176	Level 3
FHLB stock and other investments	21,801	N/A	N/A	16,570	N/A	N/A
Interest rate swap	10	10	Level 2	16	16	Level 2
Financial liabilities:
Interest rate swap	$10	$10	Level 2	$16	$16	Level 2
FHLB advances	170,000	170,000	Level 2	100,000	100,000	Level 2
Subordinated notes	73,749	72,693	Level 3	73,606	72,273	Level 3

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2023 and 2022:
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
Note 18: Parent Company Only Condensed Financial Information
CONDENSED BALANCE SHEETS
December 31, 2023 and 2022
(in thousands)

	2023	2022
ASSETS
Cash and cash equivalents	$9,141	$8,688
Investment in banking subsidiary	346,809	316,620
Other assets	5,408	3,090
Total assets	$361,358	$328,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes and other liabilities	$75,584	$75,573
Shareholders’ equity	285,774	252,825
Total liabilities and shareholders’ equity	$361,358	$328,398

CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2023 and 2022
(in thousands)

	2023	2022
Dividends from banking subsidiary	$19,643	$16,301
Interest expense	4,646	3,740
Other expense	2,500	2,836
Income before income tax and undistributed banking subsidiary income	12,497	9,725
Income tax benefit	2,244	2,094
Equity in undistributed banking subsidiary income	32,993	32,982
Net income	$47,734	$44,801
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023 and 2022
(in thousands)

	2023	2022
Cash flows from operating activities:
Net income	$47,734	$44,801
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	962	1,099
Equity in undistributed banking subsidiary income	(32,993)	(32,984)
Amortization of subordinated note issuance costs	144	122
Extinguishment of redeemed subordinated note issuance costs	—	302
Change in other assets	(2,319)	(2,168)
Change in accrued expenses and other liabilities	(132)	1,385
Net cash provided by operating activities	13,396	12,557
Cash flows from investing activities:
Investment in subsidiary	—	(39,000)
Net cash used in investing activities	—	(39,000)
Cash flows from financing activities:
Cash dividends paid	(12,943)	(15,301)
Proceeds from subordinated note issuance	—	75,000
Subordinated note issuance costs	—	(1,454)
Subordinated note redemption	—	(28,750)
Net cash provided by financing activities	(12,943)	29,495
Net change in cash and cash equivalents	453	3,052
Cash and cash equivalents at beginning of period	8,688	5,636
Cash and cash equivalents at end of period	$9,141	$8,688
Note 19: Subsequent Events
On January 18, 2024, the board of directors declared a $0.20 per common share dividend for shareholders of record as of February 5, 2024, which was paid on February 12, 2024 in the amount of $3,451,000.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating and implementing its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, such controls.
Attestation Report of the Independent Registered Public Accounting Firm
Not applicable for an emerging growth company.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
For information relating to the Company’s board of directors, the section entitled “Items to be Voted on by Shareholders —Item 1 — Election of Directors” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Executive Officers
For information relating to officers of the Company, the section entitled “Information About Our Executive Officers” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Delinquent Section 16(a) Reports
For information regarding compliance with Delinquent Section 16(a) Reports, the section entitled “Stock Information —Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Disclosure of Code of Conduct
For information concerning the Company’s Code of Conduct, the information contained under the section entitled “Corporate Governance —Code of Conduct” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Conduct is available to shareholders on the Company’s investor relations website at https://investors.fivestarbank.com/corporate-governance/governance-overview.
Nominating and Audit Committees
For information regarding the Company’s Nominating and Audit Committees, their composition, and the Audit Committee financial experts, the section entitled “Corporate Governance —Board Committees” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Item 11. Executive Compensation
For information regarding executive compensation, the sections entitled “Executive Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section entitled “Stock Information —Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.
Security Ownership of Management
Information required by this item is incorporated herein by reference to the section entitled “Stock Information —Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants, and rights under all the Company’s equity compensation plans as of December 31, 2023.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	—	$—	1,504,761
Equity compensation not approved by shareholders	—	—	—
Total	—	$—	1,504,761
1Plan approved by shareholders is the Five Star Bancorp 2021 Equity Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section entitled “Other Information —Transactions with Related Parties” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Director Independence
For information regarding director independence, the section entitled “Corporate Governance —Director Independence” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
For information regarding the principal accountant fees and expenses, the section entitled “Item 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.

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
(3)Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Five Star Bancorp	10-Q	001-40379	3.1	June 17, 2021
3.2	Second Amended and Restated Bylaws of Five Star Bancorp	8-K	001-40379	3.1	December 26, 2023
4.1	Form of Common Stock Certificate of Five Star Bancorp	S-1	333-255143	4.1	April 26, 2021
4.2	Form of 6.0% Fixed-to-Floating Rate Subordinated Note Due 2032	8-K	001-40379	Exhibit A of 10.1	August 17, 2022
4.3	Description of Securities	10-K	001-40379	4.4	February 25, 2022
10.1†	Form of S Corporation Termination and Tax Sharing Agreement	S-1	333-255143	10.1	April 9, 2021
10.2*	Five Star Bancorp 2021 Equity Incentive Plan	S-1	333-255143	10.4	April 26, 2021
10.3*	Form of Restricted Stock Vesting Agreement pursuant to Historical Incentive Plan	S-1	333-255143	10.5	April 9, 2021
10.4	Form of Restricted Stock Vesting Agreement for Executives pursuant to the Five Star Bancorp 2021 Equity Incentive Plan	10-K	001-40379	10.4	February 25, 2022
10.5	Form of Restricted Stock Vesting Agreement for Directors pursuant to the Five Star Bancorp 2021 Equity Incentive Plan	10-K	001-40379	10.5	February 25, 2022
10.6	Form of Subordinated Note Purchase Agreement for 6.0% Fixed-to-Floating Rate Subordinated Notes Due 2032	8-K	001-40379	10.1	August 17, 2022
10.7*	Executive Employment Agreement, effective January 3, 2022, between Five Star Bank and James Beckwith	10-Q	001-40379	10.1	May 12, 2022
10.8*	Five Star Bank Salary Continuation Agreement, dated September 1, 2007, as amended, between Five Star Bank and James Beckwith	10-Q	001-40379	Exhibit A of 10.1	May 12, 2022
21.1	Subsidiaries of the Registrant					Filed

23.1	Consent of Moss Adams LLP	Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed
97.1	Five Star Bancorp Clawback Policy	Filed
101	Inline XBRL Interactive Data	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)	Filed
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

FIVE STAR BANCORP

Dated: February 23, 2024	/s/ James E. Beckwith
James E. Beckwith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E. Beckwith	President and Chief Executive Officer and Director	February 23, 2024
James E. Beckwith	(Principal Executive Officer)

/s/ Heather C. Luck	Senior Vice President and Chief Financial Officer	February 23, 2024
Heather C. Luck	(Principal Financial and Accounting Officer)

/s/ Robert T. Perry-Smith	Chair of the Board and Director	February 23, 2024
Robert T. Perry-Smith

/s/ Randall E. Reynoso	Vice Chair of the Board and Director	February 23, 2024
Randall E. Reynoso

/s/ Larry E. Allbaugh	Director	February 23, 2024
Larry E. Allbaugh

/s/ Shannon Deary-Bell	Director	February 23, 2024
Shannon Deary-Bell

/s/ Warren P. Kashiwagi	Director	February 23, 2024
Warren P. Kashiwagi

/s/ Donna L. Lucas	Director	February 23, 2024
Donna L. Lucas

/s/ David F. Nickum	Director	February 23, 2024
David F. Nickum

/s/ Kevin F. Ramos	Director	February 23, 2024
Kevin F. Ramos

/s/ Judson T. Riggs	Director	February 23, 2024
Judson T. Riggs

/s/ Leigh A. White	Director	February 23, 2024
Leigh A. White