Form 10-Q
period 2024-03-31
FIVE STAR BANCORP
filed 2024-05-08
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of May 3, 2024, there were 21,320,083 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
March 31, 2024

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from financial institutions	$29,750	$26,986
Interest-bearing deposits in banks	155,575	294,590
Cash and cash equivalents	185,325	321,576
Time deposits in banks	5,878	5,858
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at March 31, 2024 and December 31, 2023 (amortized cost of $122,667 and $124,788 at March 31, 2024 and December 31, 2023, respectively)	105,006	108,083
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at March 31, 2024 and December 31, 2023 (fair value of $2,828 and $2,913 at March 31, 2024 and December 31, 2023, respectively)	3,000	3,077
Loans held for sale	10,243	11,464
Loans held for investment	3,104,130	3,081,719
Allowance for credit losses - loans	(34,653)	(34,431)
Loans held for investment, net of allowance for credit losses	3,069,477	3,047,288
FHLB stock	15,000	15,000
Operating leases, right-of-use asset, net	6,932	5,284
Premises and equipment, net	1,569	1,623
Bank-owned life insurance	18,872	17,180
Interest receivable and other assets	55,058	56,692
Total assets	$3,476,360	$3,593,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$817,388	$831,101
Interest-bearing	2,138,384	2,195,795
Total deposits	2,955,772	3,026,896
Borrowings:
Subordinated notes, net	73,786	73,749
Other borrowings	120,000	170,000
Operating lease liability	7,320	5,603
Interest payable and other liabilities	26,902	31,103
Total liabilities	3,183,780	3,307,351
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,353,251 shares issued and outstanding at March 31, 2024; 17,256,989 shares issued and outstanding at December 31, 2023	220,804	220,505
Retained earnings	84,216	77,036
Accumulated other comprehensive loss, net of taxes	(12,440)	(11,767)
Total shareholders’ equity	292,580	285,774
Total liabilities and shareholders’ equity	$3,476,360	$3,593,125
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Interest and fee income:
Loans, including fees	$43,786	$37,494
Taxable securities	477	466
Nontaxable securities	176	184
Interest-bearing deposits in banks	3,102	2,167
Total interest and fee income	47,541	40,311

Interest expense:
Deposits	19,511	9,378
Subordinated notes	1,161	1,161
Other borrowings	125	624
Total interest expense	20,797	11,163

Net interest income	26,744	29,148
Provision for credit losses	900	900
Net interest income after provision for credit losses	25,844	28,248

Non-interest income:
Service charges on deposit accounts	188	117
Gain on sale of loans	369	598
Loan-related fees	429	308
FHLB stock dividends	332	193
Earnings on BOLI	142	102
Other	373	53
Total non-interest income	1,833	1,371

Non-interest expense:
Salaries and employee benefits	7,577	6,618
Occupancy and equipment	626	523
Data processing and software	1,157	872
FDIC insurance	400	402
Professional services	707	631
Advertising and promotional	460	418
Loan-related expenses	297	255
Other operating expenses	1,492	1,399
Total non-interest expense	12,716	11,118

Income before provision for income taxes	14,961	18,501

Provision for income taxes	4,330	5,340

Net income	$10,631	$13,161

Basic earnings per common share	$0.62	$0.77
Diluted earnings per common share	$0.62	$0.77
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$10,631	$13,161

Unrealized (loss) gain on securities:
Net unrealized holding (loss) gain on securities available-for-sale during the period	(955)	2,140
Less: Income tax (benefit) expense related to items of other comprehensive (loss) income	(282)	632
Other comprehensive (loss) income	(673)	1,508

Total comprehensive income	$9,958	$14,669
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2022	17,241,926	$219,543	$46,736	$(13,454)	$252,825
Cumulative effect of adoption of ASC 326 on retained earnings	—	—	(4,491)	—	(4,491)
Net income	—	—	13,161	—	13,161
Other comprehensive income	—	—	—	1,508	1,508
Stock issued under stock award plans, net	16,978	—	—	—	—
Stock compensation expense	—	242	—	—	242
Cash dividends paid ($0.15 per share)	—	—	(2,589)	—	(2,589)
Balance at March 31, 2023	17,258,904	$219,785	$52,817	$(11,946)	$260,656

Balance at December 31, 2023	17,256,989	$220,505	$77,036	$(11,767)	$285,774
Net income	—	—	10,631	—	10,631
Other comprehensive loss	—	—	—	(673)	(673)
Stock issued under stock award plans, net	96,380	—	—	—	—
Stock compensation expense	—	299	—	—	299
Stock forfeitures	(118)	—	—	—	—
Cash dividends paid ($0.20 per share)	—	—	(3,451)	—	(3,451)
Balance at March 31, 2024	17,353,251	$220,804	$84,216	$(12,440)	$292,580
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$10,631	$13,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	900	900
Depreciation and amortization	472	419
Amortization of deferred loan fees and costs	(127)	(36)
Amortization of premiums and discounts on securities	246	313
Amortization of subordinated note issuance costs	36	34
Stock compensation expense	299	242
Earnings on BOLI	(142)	(102)
Deferred tax provision	6	62
Loans originated for sale	(15,453)	(24,006)
Gain on sale of loans	(369)	(598)
Gross proceeds from sale of loans	5,580	13,289
Gain on partial sale of equity investment	300	—
Net changes in:
Interest receivable and other assets	2,050	(4,331)
Interest payable and other liabilities	(3,941)	1,580
Operating lease liability	(241)	(233)
Net cash provided by operating activities	247	694
Cash flows from investing activities:
Maturities, prepayments, and calls of securities available-for-sale	1,953	2,899
Capital call for equity investment	(1,000)	—
Proceeds received from equity investment	300	—
Net change in time deposits in banks	(20)	232
Loan originations, net of repayments	(11,498)	(69,450)
Purchase of premises and equipment	(108)	(240)
Purchase of BOLI	(1,550)	(2,000)
Net cash used in investing activities	(11,923)	(68,559)
Cash flows from financing activities:
Net change in deposits	(71,124)	138,402
(Payments) advances on other borrowings	(50,000)	20,000
Cash dividends paid	(3,451)	(2,589)
Net cash (used in) provided by financing activities	(124,575)	155,813
Net change in cash and cash equivalents	(136,251)	87,948
Cash and cash equivalents at beginning of period	321,576	259,991
Cash and cash equivalents at end of period	$185,325	$347,939

Supplemental disclosure of cash flow information:
Interest paid	$22,568	$471
Income taxes paid	144	—
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	11,464	9,416
Unrealized (loss) gain on securities	(955)	2,140
Operating lease liabilities exchanged for ROUA	1,958	1,423
ROUA acquired	(1,958)	(1,444)
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
(b) Basis of Financial Statement Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) ASC and the rules and regulations of the SEC, including the instructions to Regulation S-X. These interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), which was filed with the SEC on February 23, 2024.
The unaudited consolidated financial statements include Bancorp and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2024.
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

(e) Significant Accounting Policies
The Company’s significant accounting policies are included in Note 1, Basis of Presentation in the notes to our audited consolidated financial statements included in the 2023 Annual Report on Form 10-K.
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
Accounting Standards Adopted in 2024
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”). Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low income housing tax credit (“LIHTC”) structures. The amendments in ASU 2023-02 allow entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions are met. ASU 2023-02 provides amendments to paragraph ASC 323-740-25-1, which sets forth the conditions needed to apply the proportional amortization method. The amendments make certain limited changes to those conditions to clarify their application to a broader group of tax credit investment programs. However, the conditions in substance remain consistent with current GAAP. The amendments in ASU 2023-02 also eliminate certain LIHTC-specific guidance to align the accounting more closely with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution guidance in paragraph ASC 323-740-25-3 apply only to tax equity investments accounted for using the proportional amortization method. The Company adopted ASU 2023-02 on January 1, 2024, which did not have a significant impact on the Company’s consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”), amending disclosure or presentation requirements related to various subtopics in the FASB’s ASC. ASU 2023-06 was issued in response to the SEC’s initiative to update and simplify disclosure requirements. The SEC identified 27 disclosure requirements that were incremental to those in the ASC and referred them to the FASB for potential incorporation into GAAP. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations as the FASB incorporated them into the relevant ASC subtopics. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the ASC. ASU 2023-06 is to be applied prospectively, and early adoption is prohibited. For reporting entities subject to the SEC’s existing disclosure requirements, the effective dates of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the ASC and will not become effective for any entities. ASU 2023-06 is not expected to have a significant impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), amending disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 is effective January 1, 2024 and for interim periods beginning after December 15, 2024. The key amendments: (i) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss; (ii) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (iii) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss currently required by GAAP in interim periods as well; (iv) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit; (v) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures. The requirements of this standard for such entities will apply beginning with the Company’s annual report for the year ending December 31, 2024. The Company has one reportable segment and ASU 2023-07 is not expected to have a significant impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective January 1, 2025 and is not expected to have a significant impact on the Company’s consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the ASC that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. FASB Concepts Statements are nonauthoritative. Removing all references to Concepts Statements in the guidance is intended to simplify the ASC and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective January 1, 2025 and is not expected to have a significant impact on the Company’s consolidated financial statements.
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

The following table summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
March 31, 2024
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$105,006	$—	$105,006	$—	OCI
Derivatives – interest rate swap	6	—	6	—	NI
Liabilities:
Derivatives – interest rate swap	6	—	6	—	NI

December 31, 2023
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$108,083	$—	$108,083	$—	OCI
Derivatives – interest rate swap	10	—	10	—	NI
Liabilities:
Derivatives – interest rate swap	10	—	10	—	NI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of March 31, 2024 and December 31, 2023, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of March 31, 2024 and December 31, 2023, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.

Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates for financial instruments as of March 31, 2024 and December 31, 2023. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

	March 31, 2024			December 31, 2023
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$185,325	$185,325	Level 1	$321,576	$321,576	Level 1
Time deposits in banks	5,878	5,878	Level 1	5,858	5,858	Level 1
Securities available-for-sale	105,006	105,006	Level 2	108,083	108,083	Level 2
Securities held-to-maturity	3,000	2,828	Level 3	3,077	2,913	Level 3
Loans held for sale	10,243	11,357	Level 2	11,464	12,626	Level 2
Loans held for investment, net of allowance for credit losses	3,069,477	2,920,533	Level 3	3,047,288	2,891,925	Level 3
FHLB stock and other investments	22,801	N/A	N/A	21,801	N/A	N/A
Interest rate swap	6	6	Level 2	10	10	Level 2
Financial liabilities:
Interest rate swap	$6	$6	Level 2	$10	$10	Level 2
Time deposits	288,168	287,246	Level 2	466,572	465,205	Level 2
Subordinated notes	73,786	72,740	Level 3	73,749	72,693	Level 3
Other borrowings	120,000	120,000	Level 2	170,000	170,000	Level 2
The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at March 31, 2024 and December 31, 2023:
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

Commitments to extend credit: These are primarily for adjustable rate loans and there are no differences between the committed amounts and their fair values. Commitments to fund fixed rate loans are at rates which approximate fair value at each reporting date.
Time deposits: The fair value is estimated using a discounted cash flow analysis that uses interest rates offered at each reporting date by the Company for certificates with similar remaining maturities, resulting in a Level 2 classification.
Subordinated notes: The fair value is estimated by discounting the future cash flow using the current three-month CME Term SOFR. The Company’s subordinated notes are not registered securities and were issued through private placements, resulting in a Level 3 classification. The notes are recorded at carrying value.
Other borrowings: The carrying amount is estimated to be fair value.
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
A summary of the amortized cost and fair value related to securities held-to-maturity as of March 31, 2024 and December 31, 2023 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
March 31, 2024
Obligations of states and political subdivisions	$3,000	$—	$(172)	$2,828
Total held-to-maturity	$3,000	$—	$(172)	$2,828
December 31, 2023
Obligations of states and political subdivisions	$3,077	$—	$(164)	$2,913
Total held-to-maturity	$3,077	$—	$(164)	$2,913
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

A summary of the amortized cost and fair value related to securities available-for-sale as of March 31, 2024 and December 31, 2023 is presented below.

(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
March 31, 2024
U.S. government agency securities	$9,912	$148	$(131)	$9,929
Mortgage-backed securities	67,246	2	(12,303)	54,945
Obligations of states and political subdivisions	43,158	6	(5,141)	38,023
Collateralized mortgage obligations	351	—	(34)	317
Corporate bonds	2,000	—	(208)	1,792
Total available-for-sale	$122,667	$156	$(17,817)	$105,006
December 31, 2023
U.S. government agency securities	$10,548	$142	$(149)	$10,541
Mortgage-backed securities	68,585	7	(11,619)	56,973
Obligations of states and political subdivisions	43,288	12	(4,841)	38,459
Collateralized mortgage obligations	367	—	(35)	332
Corporate bonds	2,000	—	(222)	1,778
Total available-for-sale	$124,788	$161	$(16,866)	$108,083

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2024 and December 31, 2023 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	March 31, 2024				December 31, 2023
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$245	$231	$—	$—	$277	$263	$—	$—
After one but within five years	920	867	391	362	935	885	394	367
After five years through ten years	1,340	1,263	7,692	6,908	1,365	1,292	6,407	5,838
After ten years	495	467	35,075	30,753	500	473	36,487	32,254

Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	9,912	9,929	—	—	10,548	10,541
Mortgage-backed securities	—	—	67,246	54,945	—	—	68,585	56,973
Collateralized mortgage obligations	—	—	351	317	—	—	367	332
Corporate bonds	—	—	2,000	1,792	—	—	2,000	1,778
Total	$3,000	$2,828	$122,667	$105,006	$3,077	$2,913	$124,788	$108,083

There were no purchases or sales of investment securities during the three months ended March 31, 2024 and March 31, 2023.
Pledged investment securities are shown in the following table:

(in thousands)	March 31, 2024	December 31, 2023
Pledged to:
The State of California, securing deposits of public funds and borrowings	$53,418	$55,435
The Federal Reserve Discount Window, increasing borrowing capacity	47,939	48,964
Total pledged investment securities	$101,357	$104,399
The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

	Less than 12 months		12 months or more		Total securities in a loss position
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2024
U.S. government agency securities	$1,926	$(6)	$5,761	$(125)	$7,687	$(131)
Mortgage-backed securities	1	—	53,592	(12,303)	53,593	(12,303)
Obligations of states and political subdivisions	—	—	36,501	(5,141)	36,501	(5,141)
Collateralized mortgage obligations	—	—	317	(34)	317	(34)
Corporate bonds	—	—	1,792	(208)	1,792	(208)
Total temporarily impaired securities	$1,927	$(6)	$97,963	$(17,811)	$99,890	$(17,817)

December 31, 2023
U.S. government agency securities	$1,130	$(14)	$7,081	$(135)	$8,211	$(149)
Mortgage-backed securities	—	—	55,609	(11,619)	55,609	(11,619)
Obligations of states and political subdivisions	—	—	36,930	(4,841)	36,930	(4,841)
Collateralized mortgage obligations	—	—	332	(35)	332	(35)
Corporate bonds	—	—	1,778	(222)	1,778	(222)
Total temporarily impaired securities	$1,130	$(14)	$101,730	$(16,852)	$102,860	$(16,866)
There were 150 and 149 available-for-sale securities in unrealized loss positions at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the investment portfolio included 144 investment securities that had been in a continuous loss position for twelve months or more and six investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at March 31, 2024 and December 31, 2023, which had been in a continuous loss position for more than twelve months.
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
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million of FHLB stock at March 31, 2024 and December 31, 2023. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at March 31, 2024 and December 31, 2023.

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

(in thousands)	March 31, 2024	December 31, 2023
Real estate:
Commercial	$2,687,456	$2,685,419
Commercial land and development	14,678	15,551
Commercial construction	62,513	62,863
Residential construction	18,141	15,456
Residential	28,685	25,893
Farmland	51,422	51,669
Commercial:
Secured	143,273	165,109
Unsecured	26,175	23,850
Consumer and other	73,917	38,166
Subtotal	3,106,260	3,083,976
Net deferred loan fees	(2,130)	(2,257)
Loans held for investment	3,104,130	3,081,719
Allowance for credit losses - loans	(34,653)	(34,431)
Loans held for investment, net of allowance for credit losses	$3,069,477	$3,047,288
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
Construction loans: With respect to construction loans that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans may be underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the ultimate success of the project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored using on-site inspections and are generally considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.
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
Loans rated watch: These are loans which have deficient loan quality and potentially significant issues, but losses do not appear to be imminent, and the issues may be temporary in nature. The significant issues are typically: (i) a history of losses or events that threaten the borrower’s viability; (ii) a property with significant depreciation and/or marketability concerns; or (iii) poor or deteriorating credit, occasional late payments, and/or limited reserves but the loan is generally kept current. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.
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

The amortized cost basis of the Company’s loans by origination year, where origination is defined as the later of origination or renewal date, and credit quality indicator as of the period indicated was as follows:

	Amortized Cost Basis by Origination Year as of March 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$71,988	$329,126	$971,602	$670,590	$236,866	$360,603	$4,850	$—	$2,645,625
Watch	—	—	11,517	15,855	4,699	5,178	—	—	37,249
Substandard	—	—	—	—	—	1,849	—	—	1,849
Doubtful	—	—	—	—	—	—	—	—	—
Total	71,988	329,126	983,119	686,445	241,565	367,630	4,850	—	2,684,723
Commercial land and development
Pass	1,663	9,899	2,217	—	183	714	—	—	14,676
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,663	9,899	2,217	—	183	714	—	—	14,676
Commercial construction
Pass	110	7,124	37,899	—	11,230	5,897	—	—	62,260
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	110	7,124	37,899	—	11,230	5,897	—	—	62,260
Residential construction
Pass	14,229	—	—	3,913	—	—	—	—	18,142
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	14,229	—	—	3,913	—	—	—	—	18,142
Residential
Pass	3,203	4,828	3,896	6,195	2,259	6,925	1,409	—	28,715
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,203	4,828	3,896	6,195	2,259	6,925	1,409	—	28,715
Farmland
Pass	690	2,302	8,030	12,669	7,826	19,884	3	—	51,404
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	690	2,302	8,030	12,669	7,826	19,884	3	—	51,404
Commercial:
Secured
Pass	1,394	27,663	26,760	12,033	11,387	18,864	31,061	—	129,162
Watch	—	180	9,397	2,651	38	1,173	1,172	—	14,611
Substandard	—	—	—	—	—	66	—	—	66
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,394	27,843	36,157	14,684	11,425	20,103	32,233	—	143,839

	Amortized Cost Basis by Origination Year as of March 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial:
Unsecured
Pass	958	4,890	3,321	4,471	5,717	2,142	4,692	—	26,191
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	958	4,890	3,321	4,471	5,717	2,142	4,692	—	26,191
Consumer and other
Pass	16,057	39,913	10,317	7,587	1	279	—	—	74,154
Watch	—	—	15	—	—	—	—	—	15
Substandard	—	—	11	—	—	—	—	—	11
Doubtful	—	—	—	—	—	—	—	—	—
Total	16,057	39,913	10,343	7,587	1	279	—	—	74,180
Total
Pass	110,292	425,745	1,064,042	717,458	275,469	415,308	42,015	—	3,050,329
Watch	—	180	20,929	18,506	4,737	6,351	1,172	—	51,875
Substandard	—	—	11	—	—	1,915	—	—	1,926
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,292	$425,925	$1,084,982	$735,964	$280,206	$423,574	$43,187	$—	$3,104,130

	Amortized Cost Basis by Origination Year as of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$329,876	$992,181	$714,965	$238,655	$128,424	$247,030	$4,685	$—	$2,655,816
Watch	—	8,534	6,274	4,727	574	4,896	—	—	25,005
Substandard	—	—	—	—	—	1,890	—	—	1,890
Doubtful	—	—	—	—	—	—	—	—	—
Total	329,876	1,000,715	721,239	243,382	128,998	253,816	4,685	—	2,682,711
Commercial land and development
Pass	11,388	3,229	—	184	—	733	—	—	15,534
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	11,388	3,229	—	184	—	733	—	—	15,534
Commercial construction
Pass	9,074	32,154	4,189	11,230	—	5,897	—	—	62,544
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	9,074	32,154	4,189	11,230	—	5,897	—	—	62,544
Residential construction
Pass	2,412	9,128	3,912	—	—	—	—	—	15,452
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,412	9,128	3,912	—	—	—	—	—	15,452

	Amortized Cost Basis by Origination Year as of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Residential
Pass	4,838	3,964	6,244	2,279	1,182	5,995	1,420	—	25,922
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	4,838	3,964	6,244	2,279	1,182	5,995	1,420	—	25,922
Farmland
Pass	2,311	8,037	12,678	7,860	12,365	8,391	4	—	51,646
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,311	8,037	12,678	7,860	12,365	8,391	4	—	51,646
Commercial:
Secured
Pass	25,299	28,879	14,304	12,164	9,918	10,363	50,020	—	150,947
Watch	189	8,802	2,705	63	154	941	1,727	—	14,581
Substandard	—	—	—	—	45	27	—	—	72
Doubtful	—	—	—	—	—	—	—	—	—
Total	25,488	37,681	17,009	12,227	10,117	11,331	51,747	—	165,600
Unsecured
Pass	3,891	3,782	4,902	5,963	2,240	7	3,072	—	23,857
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,891	3,782	4,902	5,963	2,240	7	3,072	—	23,857
Consumer and other
Pass	18,489	11,359	8,264	6	—	307	—	—	38,425
Watch	—	16	—	—	—	—	—	—	16
Substandard	—	12	—	—	—	—	—	—	12
Doubtful	—	—	—	—	—	—	—	—	—
Total	18,489	11,387	8,264	6	—	307	—	—	38,453
Total
Pass	407,578	1,092,713	769,458	278,341	154,129	278,723	59,201	—	3,040,143
Watch	189	17,352	8,979	4,790	728	5,837	1,727	—	39,602
Substandard	—	12	—	—	45	1,917	—	—	1,974
Doubtful	—	—	—	—	—	—	—	—	—
Total	$407,767	$1,110,077	$778,437	$283,131	$154,902	$286,477	$60,928	$—	$3,081,719
Management regularly reviews the Company’s loans for accuracy of risk grades whenever new information is received. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals generally ranging from monthly to annually depending on credit size, risk, and complexity. In addition, investor commercial real estate borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. Management monitors construction loans monthly and reviews consumer loans based on delinquency. Management also reviews loans graded “watch” or worse, regardless of loan type, no less than quarterly.

The age analysis of past due loans by class as of March 31, 2024 consisted of the following:

(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
Real estate:
Commercial	$—	$—	$—	$—	$2,684,723	$2,684,723
Commercial land and development	—	—	—	—	14,676	14,676
Commercial construction	—	—	—	—	62,260	62,260
Residential construction	—	—	—	—	18,142	18,142
Residential	—	—	—	—	28,715	28,715
Farmland	—	—	—	—	51,404	51,404
Commercial:
Secured	182	—	—	182	143,657	143,839
Unsecured	—	—	—	—	26,191	26,191
Consumer and other	94	—	—	94	74,086	74,180
Total	$276	$—	$—	$276	$3,103,854	$3,104,130
There were no loans greater than 90 days past due and still accruing interest income as of March 31, 2024.
The age analysis of past due loans by class as of December 31, 2023 consisted of the following:

(in thousands)	Past Due			Total Past Due	Current	Total Loans Receivable
	30-59 Days	60-89 Days	Greater Than 90 Days
Real estate:
Commercial	$—	$—	$—	$—	$2,682,711	$2,682,711
Commercial land and development	—	—	—	—	15,534	15,534
Commercial construction	—	—	—	—	62,544	62,544
Residential construction	—	—	—	—	15,452	15,452
Residential	—	—	—	—	25,922	25,922
Farmland	—	—	—	—	51,646	51,646
Commercial:
Secured	—	—	—	—	165,600	165,600
Unsecured	—	—	—	—	23,857	23,857
Consumer and other	76	—	—	76	38,377	38,453
Total	$76	$—	$—	$76	$3,081,643	$3,081,719
There were no loans greater than 90 days past due and still accruing interest income as of December 31, 2023.
No collateral dependent loans were in process of foreclosure at March 31, 2024 or December 31, 2023.

Non-accrual loans, segregated by class, were as follows as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Real estate:
Commercial	$1,852	$1,893
Commercial:
Secured	66	72
Total non-accrual loans	$1,918	$1,965
No interest income was recognized on non-accrual loans in the three months ended March 31, 2024 or March 31, 2023. Non-accrual real estate loans did not have an allowance for credit losses as of March 31, 2024. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $39.2 thousand for the three months ended March 31, 2024, as compared to $9.1 thousand for the three months ended March 31, 2023.
Allowance for Credit Losses - Loans
The following table discloses activity in the allowance for credit losses - loans for the three months ended March 31, 2024.

(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$29,015	$—	$—	$(120)	$28,895
Commercial land and development	178	—	—	(14)	164
Commercial construction	718	—	—	(21)	697
Residential construction	89	—	—	25	114
Residential	151	—	—	13	164
Farmland	399	—	—	39	438
Commercial:
Secured	3,314	(998)	182	764	3,262
Unsecured	189	(34)	—	104	259
Consumer and other	378	(71)	93	260	660
Total	$34,431	$(1,103)	$275	$1,050	$34,653

The following table discloses activity in the allowance for credit losses - loans for the three months ended March 31, 2023.

(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Real estate:
Commercial	$19,216	$7,606	$—	$—	$24	$26,846
Commercial land and development	54	74	—	—	96	224
Commercial construction	645	882	—	—	(104)	1,423
Residential construction	49	81	—	—	43	173
Residential	175	3	—	—	1	179
Farmland	644	(396)	—	—	(31)	217
Commercial:
Secured	7,098	(3,060)	(488)	92	573	4,215
Unsecured	116	37	—	—	(3)	150
Consumer and other	347	80	(384)	401	(44)	400
Unallocated	45	(45)	—	—	345	345
Total	$28,389	$5,262	$(872)	$493	$900	$34,172
Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the unaudited consolidated statements of income.

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Balance at beginning of period	$1,247	$125
Effect of adoption of ASC 326	—	1,092
Provision	(150)	—
Balance at end of period	$1,097	$1,217
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.7 billion at March 31, 2024 and December 31, 2023. In addition, the Company pledges eligible tenants in common loans, which totaled $1.2 billion at March 31, 2024 and December 31, 2023, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 6, Long Term Debt and Other Borrowings, for further discussion of these borrowings.

Note 5: Interest-Bearing Deposits
Interest-bearing deposits consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Interest-bearing transaction accounts	$295,799	$320,356
Savings accounts	121,417	126,498
Money market accounts	1,433,000	1,282,369
Time accounts, $250 or more	221,976	344,694
Other time accounts	66,192	121,878
Total interest-bearing deposits	$2,138,384	$2,195,795
Time deposits totaled $288.2 million and $466.6 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, scheduled maturities of time deposits for the next five years were as follows:

(in thousands)
2024	$256,125
2025	30,546
2026	1,361
2027	—
2028	136
Total time deposits	$288,168
Total deposits include deposits offered through the IntraFi Network that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest checking deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at March 31, 2024 and December 31, 2023. The composition of network deposits as of March 31, 2024 and December 31, 2023 was as follows:

(in thousands)	March 31, 2024	December 31, 2023
CDARS	$18,387	$16,325
ICS	611,104	620,199
Total network deposits	$629,491	$636,524

Interest expense recognized on interest-bearing deposits for periods ended March 31, 2024 and 2023 consisted of the following:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Interest-bearing transaction accounts	$1,126	$430
Savings accounts	861	545
Money market accounts	12,155	5,439
Time accounts, $250 or more	3,824	1,963
Other time accounts	1,545	1,001
Total interest expense on interest-bearing deposits	$19,511	$9,378
Note 6: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (8.58% as of March 31, 2024) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.2 million has been amortized as of March 31, 2024. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At March 31, 2024 and December 31, 2023, the carrying value of the Company’s subordinated notes outstanding was $73.8 million and $73.7 million, respectively.
Other borrowings: The Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on certain loans receivable as collateral for a borrowing line. The Company’s total financing availability is based on the dollar volume of qualifying loan collateral. The Company’s total financing availability with the FHLB is decreased by outstanding borrowings and letters of credit (“LCs”) issued on behalf of the Company, as follows:

(in thousands)	March 31, 2024	December 31, 2023
Total financing ability from the FHLB	$1,002,910	$996,712
Less: outstanding borrowings	20,000	170,000
Less: LCs pledged to secure State of California deposits	146,500	271,500
Less: LCs pledged to secure local agency deposits	425,000	410,000
Total LCs issued	571,500	681,500
Available borrowing capacity with the FHLB	$411,410	$145,212
At March 31, 2024 and December 31, 2023, the Company had a borrowing line available from the Federal Reserve Discount Window. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities. The Company’s financing availability with the Federal Reserve Discount Window is as follows:

(in thousands)	March 31, 2024	December 31, 2023
Total financing ability from the Federal Reserve Discount Window	$807,143	$770,572
Less: outstanding borrowings	100,000	—
Available borrowing capacity with the Federal Reserve Discount Window	$707,143	$770,572
At March 31, 2024 and December 31, 2023, the Company had five unsecured federal funds lines of credit with its correspondent banks totaling $175.0 million. There were no amounts outstanding at March 31, 2024 and December 31, 2023.
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

	Three months ended
(in thousands, except share count and earnings per common share)	March 31, 2024	March 31, 2023
Net income	$10,631	$13,161

Basic weighted average common shares outstanding	17,190,867	17,150,174
Add: Dilutive effects of assumed vesting of restricted stock	82,127	44,710
Total dilutive weighted average common shares outstanding	17,272,994	17,194,884
Earnings per common share:
Basic EPS	$0.62	$0.77
Diluted EPS	$0.62	$0.77
The Company did not have any anti-dilutive shares at March 31, 2024 or March 31, 2023.
(b) Dividends
On January 18, 2024, the board of directors declared a $0.20 per common share dividend, totaling $3.5 million.
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
Non-cash stock compensation expense recognized for the three months ended March 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively.
At March 31, 2024 and 2023, there were 162,348 and 108,363 unvested restricted shares, respectively. As of March 31, 2024, there was approximately $2.9 million of unrecognized compensation expense related to the 162,348 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits are expected to be recognized over the weighted average term remaining on the unvested restricted shares of 3.37 years as of March 31, 2024. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s unaudited consolidated statements of income for the three months ended March 31, 2024 and 2023 was immaterial.
The following table summarizes activity related to restricted shares for the periods indicated:

	For the three months ended March 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	69,338	$20.53	96,826	$20.34
Shares granted	96,380	21.97	16,978	28.52
Shares vested	(3,252)	28.51	(5,441)	24.28
Shares forfeited	(118)	20.00	—	—
End of the period balance	162,348	$21.22	108,363	$21.43
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

(in thousands)	March 31, 2024	December 31, 2023
Commercial lines of credit	$189,207	$181,855
Undisbursed construction loans	123,602	134,828
Undisbursed commercial real estate loans	105,633	107,712
Agricultural lines of credit	28,085	24,635
Undisbursed residential real estate loans	3,904	6,538
Undisbursed agricultural real estate loans	1,200	1,200
Other	1,866	2,119
Total commitments and standby letters of credit	$453,497	$458,887
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million as of March 31, 2024 and $1.2 million as of December 31, 2023, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 91.86% of the Company’s loan portfolio at March 31, 2024 and 92.30% of the Company’s loan portfolio at December 31, 2023. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At March 31, 2024, the Company had 92 deposit relationships that exceeded $5.0 million each, totaling $1.7 billion, or approximately 57.63% of total deposits. The Company’s largest single deposit relationship at March 31, 2024 totaled $200.9 million, or approximately 6.80% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled approximately $24.7 million and $22.3 million at March 31, 2024 and December 31, 2023, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Note 9: Subsequent Events
On April 18, 2024, the Board of Directors of the Company authorized a cash dividend of $0.20 per common share, payable on May 13, 2024 to shareholders of record as of May 6, 2024.

On March 28, 2024, the Company entered into an underwriting agreement with Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named in Schedule I thereto (the “Underwriters”), to issue and sell up to 3,967,500 shares of common stock, including up to 517,500 shares that could be purchased by the Underwriters pursuant to a 30-day option granted to the Underwriters by the Company, at a public offering price of $21.75 per share (the “2024 Public Offering”). On April 2, 2024, the Company closed the 2024 Public Offering and issued 3,450,000 shares of its common stock, and on April 10, 2024, the Company issued an additional 517,500 shares of its common stock to the Underwriters, pursuant to the Underwriters’ full exercise of their option to purchase additional shares. When combined with the shares sold in the closing that occurred on April 2, 2024, the Company sold an aggregate of 3,967,500 shares of its common stock at a public offering price of $21.75 per share. The net proceeds to the Company, after deducting underwriting discounts, commissions, and estimated offering expenses of approximately $0.7 million, were approximately $80.8 million.
The Company has a shelf registration statement on file with the SEC registering $250.0 million for any combination of equity or debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, and units in one or more offerings. The 2024 Public Offering used $86.3 million of the Company’s shelf registration statement on file with the SEC.

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
Management’s discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in the 2023 Annual Report on Form 10-K, which was filed with the SEC on February 23, 2024. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.
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
•our ability to implement, maintain, and improve effective risk management framework, disclosure controls and procedures, and internal controls over financial reporting;
•our ability to adopt and successfully integrate new initiatives or technologies into our business in a strategic manner;
•our ability to attract and retain executive officers and key employees and their customer and community relationships;
•the impact of any future U.S. federal government shutdown and uncertainty regarding the U.S. federal government’s debt limit and credit rating;
•the occurrence or impact of climate change or natural or man-made disasters or calamities, such as wildfires, droughts, mudslides, floods, and earthquakes, and particularly in Northern California and California;
•changes in and impact of local, regional, and global business, economic, and political conditions and geopolitical events, such as pandemics, civil unrest, wars, and acts of terrorism; and
•other factors that are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2023 Annual Report on Form 10-K and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At March 31, 2024, we had total assets of $3.5 billion, total loans held for investment, net of allowance for credit losses, of $3.1 billion, and total deposits of $3.0 billion.
Critical Accounting Estimates
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows in conformity with GAAP as contained within the FASB’s ASC and the rules and regulations of the SEC, including the instructions to Regulation S-X. However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as filed in our 2023 Annual Report on Form 10-K and the notes thereto.
Our most significant accounting policies and our critical accounting estimates are described in greater detail in Note 1, Basis of Presentation, in our audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates included in our 2023 Annual Report on Form 10-K. We have identified accounting policies and estimates that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material. There have been no significant changes concerning our critical accounting estimates as described in our 2023 Annual Report on Form 10-K.
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

Executive Summary
Net income for the three months ended March 31, 2024 totaled $10.6 million, as compared to net income of $13.2 million for the three months ended March 31, 2023.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Deposits. Total deposits decreased by $71.1 million from $3.03 billion at December 31, 2023 to $2.96 billion at March 31, 2024, primarily due to significant decreases in wholesale deposits, which the Company defines as brokered deposits and public time deposits. In the first three months of 2024, brokered deposits and public time deposits decreased by $58.1 million and $125.0 million, respectively. Non-interest-bearing deposits decreased by $13.7 million in the first three months of 2024 to $817.4 million, and represented 27.65% of total deposits at March 31, 2024, as compared to 27.46% of total deposits at December 31, 2023. Non-wholesale deposits increased by $112.0 million in the first three months of 2024. Our loan to deposit ratio was 105.37% at March 31, 2024, as compared to 102.19% at December 31, 2023.
•Assets. Total assets were $3.5 billion at March 31, 2024, representing a $116.8 million, or 3.25%, decrease compared to $3.6 billion at December 31, 2023.
•Loans. Total loans held for investment were $3.10 billion at March 31, 2024, as compared to $3.08 billion at December 31, 2023, an increase of $22.4 million, or 0.73%. The increase was primarily attributable to increases of $35.8 million in consumer and other loans, $2.8 million in residential loans, and $2.7 million in residential construction loans, partially offset by a $21.8 million decrease in commercial secured loans.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $1.9 million, or 0.06% of total loans held for investment, at March 31, 2024, as compared to $2.0 million, or 0.06% of total loans held for investment, at December 31, 2023. The ratio of the allowance for credit losses to total loans held for investment was 1.12% at March 31, 2024 and December 31, 2023.
•Net Interest Margin. Net interest margin was 3.14% for the three months ended March 31, 2024, and 3.75% for the three months ended March 31, 2023. The decrease in net interest margin period-over-period was primarily due to an increase in deposit costs exceeding increases in yields on earning assets, as the effective Federal Funds rate increased from 4.83% at March 31, 2023 to 5.33% at March 31, 2024.
•Efficiency Ratio. Efficiency ratio was 44.50% for the three months ended March 31, 2024, up from 36.43% for the corresponding period of 2023 due to the Company’s expansion into the San Francisco Bay Area beginning in the second quarter of 2023.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of March 31, 2024. The total risk-based capital ratio for the Company was 12.34% at March 31, 2024, as compared to 12.30% at December 31, 2023. The Tier 1 leverage ratio was 8.63% at March 31, 2024, as compared to 8.73% at December 31, 2023. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.20 per share on January 18, 2024.

Highlights of our financial results are presented in the following tables:

(dollars in thousands)	March 31, 2024	December 31, 2023
Selected financial condition data:
Total assets	$3,476,360	$3,593,125
Total loans held for investment	$3,104,130	$3,081,719
Total deposits	$2,955,772	$3,026,896
Total subordinated notes, net	$73,786	$73,749
Total shareholders’ equity	$292,580	$285,774
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.12%	1.12%
Allowance for credit losses to nonperforming loans	1,806.73%	1,752.70%
Nonperforming loans to total loans held for investment	0.06%	0.06%
Capital ratios:
Total capital (to risk-weighted assets)	12.34%	12.30%
Tier 1 capital (to risk-weighted assets)	9.13%	9.07%
Common equity Tier 1 capital (to risk-weighted assets)	9.13%	9.07%
Tier 1 leverage	8.63%	8.73%
Total shareholders’ equity to total assets	8.42%	7.95%
Tangible shareholders’ equity to tangible assets[1]	8.42%	7.95%

	For the three months ended
(dollars in thousands, except per share data)	March 31, 2024	March 31, 2023
Selected operating data:
Net interest income	$26,744	$29,148
Provision for credit losses	$900	$900
Non-interest income	$1,833	$1,371
Non-interest expense	$12,716	$11,118
Net income	$10,631	$13,161

Per common share data:
Earnings per common share:
Basic	$0.62	$0.77
Diluted	$0.62	$0.77
Book value per share	$16.86	$15.10
Tangible book value per share[2]	$16.86	$15.10

Performance and other financial ratios:
ROAA	1.22%	1.65%
ROAE	14.84%	20.94%
Net interest margin	3.14%	3.75%
Cost of funds	2.62%	1.53%
Efficiency ratio	44.50%	36.43%
Cash dividend payout ratio on common stock[3]	32.26%	19.48%
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

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three months ended March 31, 2024 to the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.
Net Interest Income
Net interest income is the most significant contributor to our net income. Net interest income represents interest income from interest-earning assets, such as loans and investments, less interest expense on interest-bearing liabilities, such as deposits, subordinated notes, and other borrowings, which are used to fund those assets. In evaluating our net interest income, we measure and monitor yields on our interest-earning assets and interest-bearing liabilities as well as trends in our net interest margin. Net interest margin is a ratio calculated as net interest income divided by total interest-earning assets for the same period. We manage our earning assets and funding sources in order to maximize this margin while limiting credit risk and interest rate sensitivity to our established risk appetite levels. Changes in market interest rates and competition in our market typically have the largest impact on periodic changes in our net interest margin.
Net interest income decreased $2.4 million to $26.7 million for the three months ended March 31, 2024 compared to March 31, 2023 and our net interest margin of 3.14% for the three months ended March 31, 2024 decreased from 3.75% for the three months ended March 31, 2023. The decrease in net interest income and contraction of our net interest margin was primarily due to higher rates paid on interest-bearing liabilities, which exceeded higher yields earned on interest-earning assets. These changes related to the change in the effective Federal Funds rate from 4.83% at March 31, 2023 to 5.33% at March 31, 2024. Additional detail relating to net interest margin in each period is provided below.
Average balance sheet, interest, and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

	For the three months ended March 31, 2024			For the three months ended March 31, 2023
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$233,002	$3,102	5.35%	$200,541	$2,167	4.38%
Investment securities[1,2]	109,177	653	2.41%	119,489	650	2.21%
Loans held for investment and sale[1,3]	3,082,290	43,786	5.71%	2,836,070	37,494	5.36%
Total interest-earning assets[1]	3,424,469	47,541	5.58%	3,156,100	40,311	5.18%
Interest receivable and other assets, net[4]	93,983			69,253
Total assets	$3,518,452			$3,225,353
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$300,325	$1,126	1.51%	$379,593	$433	0.46%
Savings accounts[1]	124,561	861	2.78%	155,233	545	1.42%
Money market accounts[1]	1,410,264	12,155	3.47%	1,087,122	5,436	2.03%
Time accounts[1]	429,586	5,369	5.03%	300,952	2,964	3.99%
Subordinated notes and other borrowings[1]	82,775	1,286	6.25%	125,691	1,785	5.76%
Total interest-bearing liabilities	2,347,511	20,797	3.56%	2,048,591	11,163	2.21%
Demand accounts	842,105			901,491
Interest payable and other liabilities	40,730			20,344
Shareholders’ equity	288,106			254,927
Total liabilities and shareholders’ equity	$3,518,452			$3,225,353
Net interest spread[5]			2.02%			2.97%
Net interest income/margin[6]		$26,744	3.14%		$29,148	3.75%

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

	For the three months ended March 31, 2024 compared to the three months ended March 31, 2023
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$446	$489	$935
Investment securities	(59)	62	3
Loans held for investment and sale	3,694	2,598	6,292
Total interest-earning assets	4,081	3,149	7,230
Interest-bearing transaction accounts	(282)	975	693
Savings accounts	(218)	534	316
Money market accounts	2,776	3,943	6,719
Time accounts	1,630	775	2,405
Subordinated notes and other borrowings	(651)	152	(499)
Total interest-bearing liabilities	3,255	6,379	9,634
Changes in net interest income/margin	$826	$(3,230)	$(2,404)
Net interest income decreased $2.4 million and net interest margin decreased 61 basis points for the three months ended March 31, 2024 compared to the same quarter of the prior year. The decrease in net interest income is primarily attributable to an additional $10.1 million in deposit interest expense due to increases in interest rates and average balances compared to the same quarter of the prior year. The cost of interest-bearing deposits increased 148 basis points compared to the same quarter of the prior year, while average balances increased 17.78%. In addition, the average balance of non-interest-bearing deposits decreased by $59.4 million compared to the same quarter of the prior year. The increase in deposit interest expense was partially offset by an increase in total interest income of $7.2 million compared to the same quarter of the prior year. Average loan yields increased 35 basis points compared to the same quarter of the prior year, while average balances increased 8.68%.

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
We recorded a $0.9 million provision for credit losses in the first quarter of 2024 and in the same period of 2023. The provision recorded during the three months ended March 31, 2024 was the net effect of charge-offs, recoveries, increases in quantitative reserves, and reductions in reserves for qualitative factors.
Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
The following table details the components of non-interest income for the periods indicated.

	For the three months ended
(dollars in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Service charges on deposit accounts	$188	$117	$71	60.68%
Gain on sale of loans	369	598	(229)	(38.29)%
Loan-related fees	429	308	121	39.29%
FHLB stock dividends	332	193	139	72.02%
Earnings on BOLI	142	102	40	39.22%
Other income	373	53	320	603.77%
Total non-interest income	$1,833	$1,371	$462	33.70%
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold, partially offset by an improvement in the effective yield of loans sold during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, approximately $5.2 million of loans were sold with an effective yield of 7.08%, as compared to approximately $12.7 million of loans sold with an effective yield of 4.72% during the three months ended March 31, 2023.
Loan-related fees. The increase related to the recognition of $0.1 million of swap referral fees during the three months ended March 31, 2024, which did not occur during the three months ended March 31, 2023.
FHLB stock dividends. The increase related to a higher annualized dividend rate and total average shares outstanding from 7.00% and 108,901 shares for the three months ended March 31, 2023 to 8.75% and 150,000 for the three months ended March 31, 2024.
Other income. The increase related to a $0.3 million gain recorded for distributions received on equity investments in venture-backed funds during the three months ended March 31, 2024, which did not occur during the three months ended March 31, 2023.

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
The following table details the components of non-interest expense for the periods indicated.

	For the three months ended
(dollars in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Salaries and employee benefits	$7,577	$6,618	$959	14.49%
Occupancy and equipment	626	523	103	19.69%
Data processing and software	1,157	872	285	32.68%
FDIC insurance	400	402	(2)	(0.50)%
Professional services	707	631	76	12.04%
Advertising and promotional	460	418	42	10.05%
Loan-related expenses	297	255	42	16.47%
Other operating expenses	1,492	1,399	93	6.65%
Total non-interest expense	$12,716	$11,118	$1,598	14.37%
Salaries and employee benefits. The increase during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. related primarily to: (i) a $0.6 million increase in salaries and benefits for new employees hired since June 2023 to support expansion into the San Francisco Bay Area; (ii) a $0.2 million increase in commissions earned, largely due to commissions paid to the San Francisco Bay Area team, which did not exist during the three months ended March 31, 2023; and (iii) a $0.1 million decrease in loan origination costs due to lower loan production period-over-period.
Occupancy and equipment. The $0.1 million increase related to rent expense for temporary office space to support the San Francisco Bay Area expansion during the three months ended March 31, 2024, which did not exist during the three months ended March 31, 2023.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
Other operating expenses. The increase was primarily due to a $0.1 million increase in IntraFi Network fees resulting from an overall increase in balances carried in the network.
Provision for Income Taxes
The provision for income taxes was $4.3 million for the three months ended March 31, 2024, as compared to $5.3 million for the three months ended March 31, 2023. There was a decline in the provision due to an overall decrease in taxable income. The effective income tax rates for the three months ended March 31, 2024 and 2023 were 28.94% and 28.86%, respectively.

FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of March 31, 2024 to our financial condition as of December 31, 2023. The following table summarizes selected components of our unaudited consolidated balance sheets as of March 31, 2024 and December 31, 2023.

(dollars in thousands)	March 31, 2024	December 31, 2023
Total assets	$3,476,360	$3,593,125
Cash and cash equivalents	$185,325	$321,576
Total investments	$108,006	$111,160
Loans held for investment	$3,104,130	$3,081,719
Total deposits	$2,955,772	$3,026,896
Subordinated notes, net	$73,786	$73,749
Total shareholders’ equity	$292,580	$285,774
Total Assets
At March 31, 2024, total assets were $3.5 billion, a decrease of $116.8 million from $3.6 billion at December 31, 2023, primarily due to a $136.3 million decrease in cash and cash equivalents, partially offset by a $22.4 million increase in total loans held for investment.
Cash and Cash Equivalents
Total cash and cash equivalents were $185.3 million at March 31, 2024, a decrease of $136.3 million from $321.6 million at December 31, 2023. The decrease in cash and cash equivalents was primarily due to decreases in deposits of $71.1 million, a decrease in borrowings of $50.0 million, and $27.0 million in loan originations, net of repayments, partially offset by income before provision for income taxes of $15.0 million.
Investment Portfolio
Our investment portfolio is primarily comprised of U.S. government agency securities, mortgage-backed securities, and obligations of states and political subdivisions, which are high-quality liquid investments. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy is designed to maximize earnings while maintaining liquidity with minimal credit and interest rate risk. Most of our securities are classified as available-for-sale, although we have one long-term, fixed rate municipal security classified as held-to-maturity.
Our total securities available-for-sale and held-to-maturity amounted to $108.0 million at March 31, 2024 and $111.2 million at December 31, 2023, representing a decrease of $3.2 million period-over-period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $2.0 million and an unrealized loss on securities of $1.0 million, with the remainder of the change due to amortization of premiums. For the three months ended March 31, 2024, other comprehensive loss was $0.7 million, primarily due to rate changes and other market conditions on securities.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

	As of
	March 31, 2024		December 31, 2023
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agency securities	$9,929	9.19%	$10,541	9.48%
Mortgage-backed securities	54,945	50.87%	56,973	51.25%
Obligations of states and political subdivisions	38,023	35.20%	38,459	34.60%
Collateralized mortgage obligations	317	0.29%	332	0.30%
Corporate bonds	1,792	1.67%	1,778	1.60%
Total available-for-sale	105,006	97.22%	108,083	97.23%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	3,000	2.78%	3,077	2.77%
Total	$108,006	100.00%	$111,160	100.00%

The following table presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of March 31, 2024:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale:
U.S. government agency securities	$—	—%	$836	3.72%	$1,660	5.37%	$7,433	6.64%	$9,929	6.18%
Mortgage-backed securities	—	—%	—	—%	580	2.74%	54,365	1.77%	54,945	1.78%
Obligations of states and political subdivisions	—	—%	362	0.84%	6,908	1.66%	30,753	1.77%	38,023	1.74%
Collateralized mortgage obligations	—	—%	—	—%	317	1.76%	—	—%	317	1.76%
Corporate bonds	—	—%	1,792	1.25%	—	—%	—	—%	1,792	1.25%
Total available-for-sale	—	—%	2,990	1.89%	9,465	2.38%	92,551	2.16%	105,006	2.17%

Held-to-maturity:
Obligations of states and political subdivisions	245	6.00%	920	6.00%	1,340	6.00%	495	6.00%	3,000	6.00%
Total	$245	6.00%	$3,910	2.86%	$10,805	2.83%	$93,046	2.18%	$108,006	2.28%

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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of March 31, 2024 and December 31, 2023, our total loans amounted to $3.11 billion and $3.09 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of
	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,687,456	86.23%	$2,685,419	86.76%
Commercial land and development	14,678	0.47%	15,551	0.50%
Commercial construction	62,513	2.01%	62,863	2.03%
Residential construction	18,141	0.58%	15,456	0.50%
Residential	28,685	0.92%	25,893	0.84%
Farmland	51,422	1.65%	51,669	1.67%
Commercial:
Secured	143,273	4.60%	165,109	5.33%
Unsecured	26,175	0.84%	23,850	0.77%
Consumer and other	73,917	2.37%	38,166	1.23%
Loans held for investment, gross	3,106,260	99.67%	3,083,976	99.63%

Loans held for sale:
Commercial	10,243	0.33%	11,464	0.37%
Total loans, gross	3,116,503	100.00%	3,095,440	100.00%
Net deferred loan fees	(2,130)		(2,257)
Total loans	$3,114,373		$3,093,183
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

The following tables present the commercial real estate loan balance, associated percentage of commercial real estate concentrations, estimated real estate collateral values, and related loan-to-value (“LTV”) ranges by collateral type as of the dates indicated. Revolving lines of credit with zero balance and 0.00% LTV are excluded from this table. Collateral values are determined at origination using third-party real estate appraisals or evaluations. Updated appraisals, which are included in the table below, may be obtained for loans that are downgraded to watch or substandard. Loans over $2.0 million are reviewed annually, at which time an internal assessment of collateral values is completed.

(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
March 31, 2024
Manufactured home community	$847,510	31.54%	$1,502,434	14.47%	74.52%
RV Park	345,398	12.85%	603,311	18.24%	75.00%
Retail	273,063	10.16%	542,916	6.79%	73.76%
Faith-based	185,545	6.90%	491,049	8.30%	74.50%
Industrial	185,377	6.90%	452,425	7.14%	82.90%
Multifamily	177,860	6.62%	371,684	12.84%	75.00%
Mini storage	177,256	6.60%	360,832	16.48%	75.38%
Office	134,469	5.00%	300,469	5.80%	73.13%
All other types[1]	360,978	13.43%	738,991	3.36%	152.17%
Total[2]	$2,687,456	100.00%	$5,364,111

December 31, 2023
Manufactured home community	$813,687	30.30%	$1,430,224	16.80%	74.52%
RV Park	343,817	12.80%	599,691	18.29%	75.00%
Retail	273,100	10.17%	540,660	6.89%	74.07%
Multifamily	211,598	7.88%	427,948	13.12%	75.00%
Faith-based	184,799	6.88%	488,160	8.33%	74.54%
Mini storage	176,380	6.57%	358,395	16.56%	70.00%
Industrial	173,192	6.45%	417,439	7.48%	83.26%
Office	135,928	5.06%	298,989	9.07%	73.52%
All other types[1]	372,918	13.89%	756,541	4.00%	152.33%
Total[2]	$2,685,419	100.00%	$5,318,047
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 88.97% of loans held for investment at March 31, 2024. Commercial secured lending represents 4.63% of loans held for investment at March 31, 2024. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 669.49% and 682.72% as of March 31, 2024 and December 31, 2023, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of March 31, 2024. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
The following table sets forth the contractual maturities of our loan portfolio as of March 31, 2024:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$30,322	$289,132	$2,292,288	$75,714	$2,687,456
Commercial land and development	11,372	2,310	996	—	14,678
Commercial construction	30,330	10,263	21,920	—	62,513
Residential construction	14,228	3,913	—	—	18,141
Residential	269	6,494	20,974	948	28,685
Farmland	2,140	4,701	44,581	—	51,422
Commercial:
Secured	32,098	33,547	87,460	411	153,516
Unsecured	4,502	8,514	13,159	—	26,175
Consumer and other	562	6,555	66,800	—	73,917
Total	$125,823	$365,429	$2,548,178	$77,073	$3,116,503
The following table sets forth the contractual maturities of our loan portfolio as of December 31, 2023:

(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Real estate:
Commercial	$57,443	$271,306	$2,284,482	$72,188	$2,685,419
Commercial land and development	11,406	3,353	792	—	15,551
Commercial construction	27,078	10,377	25,408	—	62,863
Residential construction	11,543	3,913	—	—	15,456
Residential	286	5,916	18,735	956	25,893
Farmland	2,835	3,932	44,902	—	51,669
Commercial:
Secured	36,844	48,491	90,826	412	176,573
Unsecured	574	10,789	12,487	—	23,850
Consumer and other	857	5,638	31,671	—	38,166
Total	$148,866	$363,715	$2,509,303	$73,556	$3,095,440

The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of March 31, 2024:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$578,389	$2,109,067	$2,687,456
Commercial land and development	10,068	4,610	14,678
Commercial construction	—	62,513	62,513
Residential construction	3,913	14,228	18,141
Residential	1,179	27,506	28,685
Farmland	5,298	46,124	51,422
Commercial:
Secured	37,823	115,693	153,516
Unsecured	17,155	9,020	26,175
Consumer and other	73,874	43	73,917
Total	$727,699	$2,388,804	$3,116,503
The following table sets forth the sensitivity to interest rate changes of our loan portfolio as of December 31, 2023:

(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
Real estate:
Commercial	$570,385	$2,115,034	$2,685,419
Commercial land and development	10,081	5,470	15,551
Commercial construction	—	62,863	62,863
Residential construction	3,913	11,543	15,456
Residential	1,272	24,621	25,893
Farmland	5,848	45,821	51,669
Commercial:
Secured	38,029	138,544	176,573
Unsecured	16,343	7,507	23,850
Consumer and other	38,081	85	38,166
Total	$683,952	$2,411,488	$3,095,440
Asset Quality
We manage the quality of our loans based upon trends at the overall loan portfolio level, as well as within each product type. We measure and monitor key factors that include the level and trend of classified, delinquent, non-accrual, and nonperforming assets, collateral coverage, credit scores, and debt service coverage, where applicable. These metrics directly impact our evaluation of the adequacy of our allowance for credit losses.
Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting policies and practices, executed by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction, such as collateral cash flow, collateral coverage, and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after the origination process. Particular emphasis is placed on our commercial portfolio, where risk assessments are reevaluated as a result of reviewing commercial property operating statements and borrower financials. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance. We design our practices to facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk classifications are an integral part of management’s assessment of the adequacy of our allowance for credit losses. We periodically employ the use of an independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions and rising interest rates.
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
SBA Loans
During the three months ended March 31, 2024, the Company sold 18 SBA 7(a) loans with government-guaranteed portions totaling $5.2 million. The Company received gross proceeds of $5.6 million on the loans sold during the three months ended March 31, 2024, resulting in the recognition of net gains on sale of $0.4 million during the same period.
Non-accrual Loans
The following table provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

	As of
(dollars in thousands)	March 31, 2024	December 31, 2023
Non-accrual loans:
Real estate:
Commercial	$1,852	$1,893
Commercial:
Secured	66	72
Total non-accrual loans	1,918	1,965

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	1,918	1,965

Real estate owned	—	—
Total nonperforming assets	$1,918	$1,965

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	1,806.73%	1,752.70%
Nonperforming loans to loans held for investment	0.06%	0.06%
Nonperforming assets to total assets	0.06%	0.05%
Nonperforming loans plus performing LMs to loans held for investment	0.06%	0.06%
The ratio of nonperforming loans to loans held for investment was 0.06% at March 31, 2024 and December 31, 2023.

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
The banking industry defines loans graded substandard or doubtful as “classified” loans. The following table shows our levels of classified loans as of the periods indicated:

(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
March 31, 2024
Real estate:
Commercial	$2,648,303	$37,301	$1,852	$—	$2,687,456
Commercial land and development	14,678	—	—	—	14,678
Commercial construction	62,513	—	—	—	62,513
Residential construction	18,141	—	—	—	18,141
Residential	28,685	—	—	—	28,685
Farmland	51,422	—	—	—	51,422
Commercial:
Secured	128,595	14,612	66	—	143,273
Unsecured	26,175	—	—	—	26,175
Consumer and other	73,891	15	11	—	73,917
Total	$3,052,403	$51,928	$1,929	$—	$3,106,260

December 31, 2023
Real estate:
Commercial	$2,658,504	$25,023	$1,892	$—	$2,685,419
Commercial land and development	15,551	—	—	—	15,551
Commercial construction	62,863	—	—	—	62,863
Residential construction	15,456	—	—	—	15,456
Residential	25,893	—	—	—	25,893
Farmland	51,669	—	—	—	51,669
Commercial:
Secured	150,451	14,586	72	—	165,109
Unsecured	23,850	—	—	—	23,850
Consumer and other	38,139	15	12	—	38,166
Total	$3,042,376	$39,624	$1,976	$—	$3,083,976
Loans designated as watch and substandard, which are not considered adversely classified, increased to $53.9 million at March 31, 2024 from $41.6 million at December 31, 2023. There were no loans with doubtful risk grades at March 31, 2024 or December 31, 2023.
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
At March 31, 2024, the Company’s allowance for credit losses - loans was $34.7 million, as compared to $34.4 million at December 31, 2023. The $0.3 million increase in the allowance is due to a $1.1 million provision for credit losses recorded during the three months ended March 31, 2024, partially offset by net charge-offs of $0.8 million during the same period.
While the entire allowance for credit losses - loans is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for credit losses by loan category, and the balance of loans in each category as a percentage of total loans, for the periods indicated.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	% of Loans to Total Loans	Allowance for Credit Losses	% of Loans to Total Loans
Real estate:
Commercial	$28,895	86.23%	$29,015	86.76%
Commercial land and development	164	0.47%	178	0.50%
Commercial construction	697	2.01%	718	2.03%
Residential construction	114	0.58%	89	0.50%
Residential	164	0.92%	151	0.84%
Farmland	438	1.65%	399	1.67%
Commercial:
Secured	3,262	4.93%	3,314	5.70%
Unsecured	259	0.84%	189	0.77%
Consumer and other	660	2.37%	378	1.23%
Total allowance for credit losses	$34,653	100.00%	$34,431	100.00%
The ratio of the allowance for credit losses to total loans held for investment was 1.12% at March 31, 2024 and December 31, 2023.

The following table provides information on the activity within the allowance for credit losses - loans as of and for the periods indicated:

	As of and for the three months ended
	March 31, 2024		March 31, 2023
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$3,069,466		$2,826,035

Allowance for credit losses - loans	$34,431		$28,389
Effect of adoption of ASC 326	—		5,262

Net (charge-offs) recoveries:
Commercial:
Secured	(816)	(0.03)%	(396)	(0.01)%
Unsecured	(34)	—%	—	—%
Consumer and other	22	—%	17	—%
Net charge-offs	(828)	(0.03)%	(379)	(0.01)%

Provision for credit losses	1,050		900

Allowance for credit losses - loans	$34,653		$34,172

Loans held for investment	$3,104,130		$2,869,848
Allowance for credit losses - loans to loans held for investment	1.12%		1.19%
The allowance for credit losses - loans to loans held for investment decreased from 1.19% as of March 31, 2023 to 1.12% as of March 31, 2024. Net charge-offs as a percent of average loans held for investment increased to 0.03% for the three months ended March 31, 2024 from 0.01% for the three months ended March 31, 2023.
Liabilities
During the first three months of 2024, total liabilities decreased by $123.6 million from $3.3 billion as of December 31, 2023 to $3.2 billion as of March 31, 2024. This decrease was primarily due to a decrease in total deposits of $71.1 million, comprised of a decrease of $57.4 million in interest-bearing deposits and a decrease of $13.7 million in non-interest-bearing deposits. Of the $57.4 million decrease in interest-bearing deposits, brokered deposits decreased by $58.1 million and public time deposits decreased by $125.0 million. Both decreases were offset by an increase in non-wholesale deposits of $112.0 million.
Deposits
Representing 92.84% of our total liabilities as of March 31, 2024, deposits are our primary source of funding for our business operations.
Total deposits decreased by $71.1 million, or 2.35%, to $2.96 billion at March 31, 2024 from $3.03 billion at December 31, 2023. Deposit decreases were primarily attributable to decreases in public time and brokered deposits. Non-interest-bearing deposits decreased by $13.7 million from December 31, 2023 to $817.4 million at March 31, 2024, representing 27.65% of total deposits at that date, as compared to 27.46% of total deposits at December 31, 2023. Our loan to deposit ratio was 105.37% at March 31, 2024, as compared to 102.19% at December 31, 2023. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.

The following table summarizes our deposit composition by average deposit balances and average rates paid for the periods indicated:

	For the three months ended
	March 31, 2024			March 31, 2023
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$300,325	1.51%	9.67%	$379,593	0.46%	13.44%
Money market and savings accounts	1,534,825	3.41%	49.40%	1,242,355	1.95%	43.98%
Time accounts	429,586	5.03%	13.83%	300,952	3.99%	10.66%
Demand accounts	842,105	—%	27.10%	901,491	—%	31.92%
Total deposits	$3,106,841	2.53%	100.00%	$2,824,391	1.35%	100.00%
Uninsured and uncollateralized deposits totaled $1.1 billion and $1.0 billion at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, our 37 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.3 billion, or 45.41% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 9 years. As of December 31, 2023, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 49.80% of our total deposits. Our large deposit relationships are comprised of the following entity types as of the periods indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023
Municipalities	$581,859	$693,685
Non-profits	220,827	188,252
Businesses	497,543	525,193
Brokered deposits	41,990	100,128
Total	$1,342,219	$1,507,258
Our largest single deposit relationship at March 31, 2024 related to a non-profit entity. The balance for this customer was $200.9 million, or approximately 6.80% of total deposits as of that date. At December 31, 2023, our largest single deposit relationship related to a government agency and had a balance of $260.0 million, or 8.59% of total deposits as of that date.
The following table sets forth the maturity of time deposits as of March 31, 2024:

(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$108,021	$17,036	$125,057	$104,271
Over three through six months	81,391	43,715	125,106	77,641
Over six through twelve months	30,407	4,372	34,779	25,157
Over twelve months	2,157	1,069	3,226	1,157
Total	$221,976	$66,192	$288,168	$208,226
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were borrowings of $20.0 million and $170.0 million outstanding from the FHLB as of March 31, 2024 and December 31, 2023, respectively. There were borrowings of $100.0 million outstanding from the Federal Reserve Discount Window as of March 31, 2024 and no borrowings outstanding from the Federal Reserve Discount Window as of December 31, 2023.

In 2022, we issued subordinated notes of $75.0 million. This debt was issued to investors in private placement transactions. See Note 6, Long Term Debt and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding these subordinated notes. The proceeds of the notes qualify as Tier 2 capital for the Company under the regulatory capital rules of the federal banking agencies. The following table is a summary of our outstanding subordinated notes as of March 31, 2024:

(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (8.58% as of March 31, 2024) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $292.6 million at March 31, 2024 and $285.8 million at December 31, 2023. The increase in shareholders’ equity was primarily attributable to net income recognized of $10.6 million, partially offset by: (i) $3.5 million in cash dividends; and (ii) a $0.7 million increase in accumulated other comprehensive loss during the three months ended March 31, 2024.
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, Federal Reserve Discount Window advances, FHLB advances, and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale, and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and Federal Reserve Discount Window, and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from established federal funds lines from unaffiliated commercial banks, and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.
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
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of March 31, 2024, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. In addition, in April 2024, the Company closed the 2024 Public Offering and sold an aggregate of 3,967,500 shares of its common stock at a public offering price of $21.75 per share. The proceeds to the Company, after deducting underwriting discounts and commissions but before deducting offering expenses payable by the Company, were approximately $81.5 million, providing additional cash to support the Company’s ongoing operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the three months ended March 31, 2024, we had cash outflows of $11.5 million in loan originations and advances, net of principal collected, and $15.5 million in loans originated for sale.
Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2024, off-balance sheet commitments totaled $453.5 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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

During the three months ended March 31, 2024, we had cash outflows related to a decrease in deposits of $71.1 million, primarily as a result of decreases in wholesale funding.
During the twelve months following March 31, 2024, approximately $284.9 million of time deposits are expected to mature. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our recent San Francisco Bay area expansion provide a stable funding base.
At March 31, 2024, cash and cash equivalents represented 6.27% of total deposits.
Investment Securities
Our investment securities totaled $108.0 million at March 31, 2024. Mortgage-backed securities and obligations of states and political subdivisions comprised 50.87% and 35.20% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $7.7 million from our securities over the twelve months following March 31, 2024. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the three months ended March 31, 2024, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $2.0 million. Additionally, at March 31, 2024, securities available-for-sale totaled $105.0 million, of which $101.4 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2024, the Bank had outstanding borrowings of $20.0 million and a total financing availability of $411.4 million, net of letters of credit issued of $571.5 million.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At March 31, 2024, the Bank had outstanding borrowings of $100.0 million and a total financing availability of $707.1 million.
Correspondent Bank Lines of Credit
At March 31, 2024, the unused and available amount for borrowing from correspondent bank lines of credit was $175.0 million.
Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth below) was approximately $1.5 billion as of March 31, 2024.

	March 31, 2024			Available
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings
FHLB advances	$1,002,910	$571,500	$20,000	$411,410
Federal Reserve Discount Window	807,143	—	100,000	707,143
Correspondent bank lines of credit	175,000	—	—	175,000
Cash and cash equivalents	—	—	—	185,325
Total	$1,985,053	$571,500	$120,000	$1,478,878

Future Contractual Obligations
Our estimated future contractual obligations as of March 31, 2024 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $7.3 million. We have a current obligation of $284.9 million and a long-term obligation of $3.2 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $73.8 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $453.5 million.
Dividends
The Company paid dividends to its shareholders totaling $3.5 million during the three months ended March 31, 2024.
We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock, subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during the rest of 2024 at a rate of $0.20 per share, our average total dividend paid each quarter would be approximately $4.3 million based on the number of currently outstanding shares if there are no increases or decreases in the number of shares, and given that unvested RSAs share equally in dividends with outstanding common stock.
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
Historical Information
The following table summarizes our consolidated cash flow activities:

	Three months ended March 31,
(dollars in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$247	$694	$(447)
Net cash used in investing activities	$(11,923)	$(68,559)	$56,636
Net cash (used in) provided by financing activities	$(124,575)	$155,813	$(280,388)
Operating Activities
Net cash provided by operating activities decreased by $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
Investing Activities
Net cash used in investing activities decreased by $56.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to decreased loan originations.
Financing Activities
Net cash (used in) provided by financing activities decreased by $280.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decline in deposits and lower borrowings.

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
Historically, as a bank holding company with less than $3.0 billion in total consolidated assets and that met certain other criteria, we had been operating under the Small Bank Holding Company Policy Statement, which provides an exemption from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements. Having passed this threshold as of September 30, 2022, we are no longer subject to this policy statement and our capital adequacy is evaluated relative to the Federal Reserve’s generally applicable capital requirements. Additionally, as of June 30, 2023, the Company’s consolidated assets were in excess of $3.0 billion, and as a consequence, beginning in March 2024, the Company no longer prepares and files financial reports with the Federal Reserve as a small bank holding company and is subject to capital ratio requirements for bank holding companies.
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank also is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of March 31, 2024, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action, and Bancorp’s ratios exceed the minimum ratios required for it to be considered a well-capitalized bank holding company.
The capital adequacy ratios as of March 31, 2024 and December 31, 2023 for Bancorp and the Bank are presented in the following tables. As of March 31, 2024 and December 31, 2023, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Capital Ratios for Bancorp	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital (to risk-weighted assets)	$412,503	12.34%	$264,002	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$305,192	9.13%	$200,544	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$305,192	9.13%	$150,408	4.50%	N/A	N/A
Tier 1 leverage	$305,192	8.63%	$141,459	4.00%	N/A	N/A
December 31, 2023
Total capital (to risk-weighted assets)	$404,829	12.30%	$259,090	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$197,534	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$148,150	4.50%	N/A	N/A
Tier 1 leverage	$298,749	8.73%	$136,953	4.00%	N/A	N/A

Capital Ratios for the Bank	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital (to risk-weighted assets)	$398,228	11.94%	$266,911	8.00%	$333,639	10.00%
Tier 1 capital (to risk-weighted assets)	$364,702	10.93%	$200,183	6.00%	$266,911	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$364,702	10.93%	$150,137	4.50%	$216,865	6.50%
Tier 1 leverage	$364,702	10.33%	$141,236	4.00%	$176,545	5.00%
December 31, 2023
Total capital (to risk-weighted assets)	$392,114	11.93%	$262,947	8.00%	$328,684	10.00%
Tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$197,211	6.00%	$262,947	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$147,908	4.50%	$213,645	6.50%
Tier 1 leverage	$359,783	10.52%	$136,757	4.00%	$170,946	5.00%
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
Recent Legislative and Regulatory Developments
Bank Merger Review
On March 21, 2024, the FDIC published proposed revisions to its Statement of Policy on Bank Merger Transactions that may change the way the FDIC reviews bank merger applications. While the Federal Reserve has not issued a similar proposal, Federal Reserve Vice Chair for Supervision Michael Barr has stated that the Federal Reserve is working with the U.S. Department of Justice to update guidelines setting forth standards for the review of the competitive impact of a bank merger transaction. These pending regulatory revisions create uncertainty regarding the standards that the agencies may apply to their review of bank mergers and may make it more difficult and/or costly to obtain regulatory approval of a bank merger, or otherwise result in more burdensome conditions in approval orders than the agencies have previously imposed. Additionally, the agencies may begin to apply new standards in practice before they formally finalize changes to their merger policies. As a result, these new standards may limit banking organizations’ ability to grow through an acquisition or make it more costly or less beneficial for them to do so.

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-Q.

2023 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2023	GNMA	Government National Mortgage Association
ASC	Accounting Standards Codification	GSE	Government Sponsored Entity
ASU	Accounting Standards Update	ICS	Insured Cash Sweep®
Bancorp	Five Star Bancorp and its subsidiary	IPO	Initial Public Offering
Bank	Five Star Bank	LM	Loan modification made to borrower experiencing financial difficulty
Basel III	A capital framework and rules for U.S. banking organizations	EVE	Economic Value of Equity
BOLI	Bank-Owned Life Insurance	NI	Net Income
CDARS	Certificate of Deposit Account Registry Service®	NII	Net Interest Income
CME	Chicago Mercantile Exchange	OCI	Other Comprehensive Income
EPS	Earnings per Share	RSA	Restricted Stock Award
FASB	Financial Accounting Standards Board	ROAA	Return on Average Assets, annualized
FDIC	Federal Deposit Insurance Corporation	ROAE	Return on Average Equity, annualized
Federal Reserve	Board of Governors of the Federal Reserve System	ROUA	Right-of-Use Asset
FHLB	Federal Home Loan Bank of San Francisco	SBA	U.S. Small Business Administration
FHLMC	Federal Home Loan Mortgage Corporation	SEC	Securities and Exchange Commission
FNMA	Federal National Mortgage Association	SOFR	Secured Overnight Financing Rate
GAAP	Generally Accepted Accounting Principles in the U.S.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. As a financial institution, the Company experiences market risk arising primarily from interest rate risk inherent in lending and deposit-taking activities. Because the interest rates on the Company’s assets and liabilities do not necessarily change at the same speed or rate as market interest rates, sudden and/or substantial changes in interest rates may adversely impact our earnings. In particular, the Company’s financial results are sensitive to significant changes in the treasury yield curve, the Federal Funds rate, and the Wall Street Prime Index.
The Company’s total interest income was $47.5 million for the three months ended March 31, 2024 and $174.4 million for the year ended December 31, 2023. As market interest rates that serve as reference indices for our variable rate loans and investment securities have continued to increase, our total interest income has grown. Our total interest expense was $20.8 million for the three months ended March 31, 2024 and $63.5 million for the year ended December 31, 2023. As rates paid on borrowed funds are correlated with short-term interest rates, the cost associated with our borrowings generally increases in a rising rate environment. Overall, our net interest income was $26.7 million for the three months ended March 31, 2024 and $110.9 million for the year ended December 31, 2023.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of March 31, 2024, the Company carried a slightly higher balance of liabilities than assets that will reprice in the event that interest rates fall. As such, we generally expect the Company to benefit from a declining rate environment.
Our policies and procedures provide management with guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. This is overseen and adjusted as needed by our Management Asset Liability Committee (“MALCO”) on a monthly basis and our Director Asset Liability Committee (“ALCO”) on a quarterly basis. We have historically managed our sensitivity position within our established guidelines. With the intent of stabilizing or increasing net interest income, management typically deploys the Company’s excess liquidity and seeks to migrate certain earning assets into higher-yielding categories (from investment securities into loans, for example). However, in situations where deposit balances contract, management relies upon various borrowing facilities and/or the use of brokered deposits. The Company monitors the impact of interest rate risk on EVE by reviewing and managing assets and liabilities with varying interest rate risks, such as cash and time deposits. Assets and liabilities are subject to fluctuations at each measurement date based on the composition of the balance sheet at each measurement date. EVE results are compared to previous periods and established policies on a quarterly basis.
As of March 31, 2024, the overnight Federal Funds rate, the rate used in the interest rate shock scenarios listed below, was 5.33%. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
The following table summarizes the estimated effect on net interest income and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	(14.62)%	(19.52)%	(13.73)%	(22.17)%
+200 (shock)	(9.64)%	(13.37)%	(9.02)%	(15.23)%
+100 (shock)	(4.79)%	(6.72)%	(4.63)%	(7.90)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	4.69%	7.05%	4.43%	8.09%
-200 (shock)	9.44%	13.57%	8.93%	14.76%
-300 (shock)	14.36%	20.19%	13.72%	22.38%

The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, which are based upon our experience and published industry experience. Such assumptions may not necessarily reflect the manner or timing in which our interest-earning assets and interest-bearing liabilities respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2024 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, such controls.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s 2023 Annual Report on Form 10-K, previously filed with the SEC.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Equity Securities
None.
(b)Use of Proceeds
Not applicable.
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Five Star Bancorp
(registrant)

May 8, 2024	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

May 8, 2024	/s/ Heather C. Luck
Date	Heather C. Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)