Form 10-Q
period 2024-06-30
FIVE STAR BANCORP
filed 2024-08-06
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Yes ☐ No ☒
As of August 2, 2024, there were 21,319,583 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
June 30, 2024

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from financial institutions	$28,572	$26,986
Interest-bearing deposits in banks	161,787	294,590
Cash and cash equivalents	190,359	321,576
Time deposits in banks	4,097	5,858
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at June 30, 2024 and December 31, 2023 (amortized cost of $120,569 and $124,788 at June 30, 2024 and December 31, 2023, respectively)	103,204	108,083
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at June 30, 2024 and December 31, 2023 (fair value of $2,801 and $2,913 at June 30, 2024 and December 31, 2023, respectively)	2,973	3,077
Loans held for sale	5,322	11,464
Loans held for investment	3,266,291	3,081,719
Allowance for credit losses	(35,406)	(34,431)
Loans held for investment, net of allowance for credit losses	3,230,885	3,047,288
FHLB stock	15,000	15,000
Operating leases, right-of-use asset, net	6,630	5,284
Premises and equipment, net	1,610	1,623
Bank-owned life insurance	19,030	17,180
Interest receivable and other assets	55,107	56,692
Total assets	$3,634,217	$3,593,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$825,733	$831,101
Interest-bearing	2,323,898	2,195,795
Total deposits	3,149,631	3,026,896
Borrowings:
Subordinated notes, net	73,822	73,749
Other borrowings	—	170,000
Operating lease liability	7,077	5,603
Interest payable and other liabilities	23,217	31,103
Total liabilities	3,253,747	3,307,351
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, no par value; 100,000,000 shares authorized; 21,319,583 shares issued and outstanding at June 30, 2024; 17,256,989 shares issued and outstanding at December 31, 2023	301,968	220,505
Retained earnings	90,734	77,036
Accumulated other comprehensive loss, net of taxes	(12,232)	(11,767)
Total shareholders’ equity	380,470	285,774
Total liabilities and shareholders’ equity	$3,634,217	$3,593,125
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Interest and fee income:
Loans, including fees	$46,362	$39,929	$90,148	$77,423
Taxable securities	474	463	951	929
Nontaxable securities	176	183	352	367
Interest-bearing deposits in banks	1,986	2,218	5,088	4,385
Total interest and fee income	48,998	42,793	96,539	83,104

Interest expense:
Deposits	18,717	13,969	38,228	23,347
Subordinated notes	1,162	1,162	2,323	2,323
Other borrowings	27	84	152	708
Total interest expense	19,906	15,215	40,703	26,378

Net interest income	29,092	27,578	55,836	56,726
Provision for credit losses	2,000	1,250	2,900	2,150
Net interest income after provision for credit losses	27,092	26,328	52,936	54,576

Non-interest income:
Service charges on deposit accounts	189	135	377	252
Gain on sale of loans	449	641	818	1,239
Loan-related fees	370	389	799	697
FHLB stock dividends	329	189	661	382
Earnings on BOLI	158	126	300	228
Other	78	1,340	451	1,393
Total non-interest income	1,573	2,820	3,406	4,191

Non-interest expense:
Salaries and employee benefits	7,803	6,421	15,380	13,039
Occupancy and equipment	646	551	1,272	1,074
Data processing and software	1,235	1,013	2,392	1,885
FDIC insurance	390	410	790	812
Professional services	767	586	1,474	1,217
Advertising and promotional	615	733	1,075	1,151
Loan-related expenses	297	324	594	579
Other operating expenses	1,760	1,941	3,252	3,340
Total non-interest expense	13,513	11,979	26,229	23,097

Income before provision for income taxes	15,152	17,169	30,113	35,670

Provision for income taxes	4,370	4,440	8,700	9,780

Net income	$10,782	$12,729	$21,413	$25,890

Basic earnings per common share	$0.51	$0.74	$1.12	$1.51
Diluted earnings per common share	$0.51	$0.74	$1.12	$1.51
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$10,782	$12,729	$21,413	$25,890

Unrealized gain (loss) on securities:
Net unrealized holding gain (loss) on securities available-for-sale during the period	295	(1,462)	(660)	679
Less: Income tax expense (benefit) related to items of other comprehensive income (loss)	87	(432)	(195)	201
Other comprehensive income (loss)	208	(1,030)	(465)	478

Total comprehensive income	$10,990	$11,699	$20,948	$26,368
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2024 and 2023
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at March 31, 2023	17,258,904	$219,785	$52,817	$(11,946)	$260,656
Net income	—	—	12,729	—	12,729
Other comprehensive loss	—	—	—	(1,030)	(1,030)
Stock compensation expense	—	236	—	—	236
Stock forfeitures	(1,547)	—	—	—	—
Cash dividends paid ($0.20 per share)	—	—	(3,451)	—	(3,451)
Balance at June 30, 2023	17,257,357	$220,021	$62,095	$(12,976)	$269,140

Balance at March 31, 2024	17,353,251	$220,804	$84,216	$(12,440)	$292,580
Net income	—	—	10,782	—	10,782
Other comprehensive income	—	—	—	208	208
Common stock issued	3,967,500	80,870	—	—	80,870
Stock compensation expense	—	294	—	—	294
Stock forfeitures	(1,168)	—	—	—	—
Cash dividends paid ($0.20 per share)	—	—	(4,264)	—	(4,264)
Balance at June 30, 2024	21,319,583	$301,968	$90,734	$(12,232)	$380,470
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2022	17,241,926	$219,543	$46,736	$(13,454)	$252,825
Cumulative effect of adoption of ASC 326 on retained earnings	—	—	(4,491)	—	(4,491)
Net income	—	—	25,890	—	25,890
Other comprehensive income	—	—	—	478	478
Stock issued under stock award plans	16,978	—	—	—	—
Stock compensation expense	—	478	—	—	478
Stock forfeitures	(1,547)	—	—	—	—
Cash dividends paid ($0.35 per share)	—	—	(6,040)	—	(6,040)
Balance at June 30, 2023	17,257,357	$220,021	$62,095	$(12,976)	$269,140

Balance at December 31, 2023	17,256,989	$220,505	$77,036	$(11,767)	$285,774
Net income	—	—	21,413	—	21,413
Other comprehensive loss	—	—	—	(465)	(465)
Common stock issued	3,967,500	80,870	—	—	80,870
Stock issued under stock award plans	96,380	—	—	—	—
Stock compensation expense	—	593	—	—	593
Stock forfeitures	(1,286)	—	—	—	—
Cash dividends paid ($0.40 per share)	—	—	(7,715)	—	(7,715)
Balance at June 30, 2024	21,319,583	$301,968	$90,734	$(12,232)	$380,470
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$21,413	$25,890
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,900	2,150
Depreciation and amortization	938	824
Amortization of deferred loan fees and costs	9	270
Amortization of premiums and discounts on securities	478	612
Amortization of subordinated note issuance costs	73	71
Stock compensation expense	593	478
Earnings on BOLI	(300)	(228)
Deferred tax provision	15	70
Loans originated for sale	(17,414)	(32,126)
Gain on sale of loans	(818)	(1,239)
Gross proceeds from sale of loans	12,909	24,806
Gain on partial sale of equity investment	(300)	(1,274)
Net changes in:
Interest receivable and other assets	4,067	(3,478)
Interest payable and other liabilities	(7,808)	9,277
Operating lease liability	(484)	(482)
Net cash provided by operating activities	16,271	25,621
Cash flows from investing activities:
Maturities, prepayments, and calls of securities available-for-sale	3,844	5,512
Capital call for equity investment	(1,269)	—
Proceeds received from equity investment	300	—
Low income housing tax credits	(1,160)	—
Net change in time deposits in banks	1,761	2,506
Loan originations, net of repayments	(174,992)	(128,757)
Purchase of premises and equipment	(312)	(335)
Purchase of FHLB stock	—	(4,110)
Purchase of BOLI	(1,550)	(2,000)
Net cash used in investing activities	(173,378)	(127,184)
Cash flows from financing activities:
Net change in deposits	122,735	147,735
Proceeds from issuance of stock, net of issuance costs	80,870	—
Payments on other borrowings	(170,000)	—
Cash dividends paid	(7,715)	(6,040)
Net cash provided by financing activities	25,890	141,695
Net change in cash and cash equivalents	(131,217)	40,132
Cash and cash equivalents at beginning of period	321,576	259,991
Cash and cash equivalents at end of period	$190,359	$300,123

Supplemental disclosure of cash flow information:
Interest paid	$41,904	$2,716
Income taxes paid	9,391	686
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	11,464	9,416
Unrealized (loss) gain on securities	(660)	679
Operating lease liabilities exchanged for ROUA	1,958	1,513
ROUA acquired	(1,958)	(1,534)
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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2024.
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
(d) Emerging Growth Company
The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies. The Company will remain an emerging growth company for five years after its IPO date of May 5, 2021, unless one of the following occurs: (i) total annual gross revenues are $1.235 billion or more; (ii) the Company issues more than $1.0 billion in non-convertible debt; or (iii) the Company becomes a large accelerated filer with a public float of more than $0.7 billion.

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
(g) Allowance for Credit Losses (“ACL”)
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
The Company has determined loan pools based primarily on regulatory reporting codes, as the loans within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed. The Company further stratified the C&I portfolio into traditional C&I loans and SBA loans, as the loans in these pools have different repayment structures and credit risk characteristics. The Company also stratified C&I loans and consumer loans that do not require reserves, as the Company has third-party agreements in place to cover credit losses. The Company has identified the following pools subject to an estimate of credit loss: (1) 1-4 Family Construction; (2) Other Construction; (3) Farmland; (4) Revolving Secured by 1-4 Family; (5) Residential Secured by First Liens; (6) Residential Secured by Junior Liens; (7) Multifamily; (8) CRE Owner Occupied; (9) CRE Non-Owner Occupied; (10) Agriculture; (11) C&I; (12) C&I SBA; (13) Consumer; and (14) Municipal.
With the exception of the C&I SBA pool, the Company has determined, given its limited loss experience, that peer data and other external data to support loss history provides the best basis for its assessment of expected credit losses. The Company believes that the use of peer loss data from 2008 to 2019 presents loss histories that appropriately reflect a full economic cycle, reflects asset-specific risk characteristics at each pool level identified, and includes a historical look-back period that is objective and reflective of future expected credit losses. Loss data from 2020 and beyond was excluded from the data set to exclude pandemic-related data from the model.
During the three months ended June 30, 2024, the Company segregated the Manufactured Home Community (“MHC”) loans from the Multifamily pool as the Company identified a data source to provide sufficient historical peer loss data specific to MHC loans. This segregation now adjusts for differences in the risk characteristics and performance of MHCs compared to standard Multifamily properties. The Company used calculations of individual probability of default and loss given default on a loan-by-loan basis to derive an estimated loss rate. This adjustment reduced the required reserves related to MHC pool by approximately $5.8 million.
The Company’s routine monitoring of charge-off activity identified an increased level of charge-offs in the C&I SBA pool during the first six months of 2024, reflecting a change in the credit quality of the pool. In response, the Company increased the expected loss rates of the C&I SBA pool during the three months ended June 30, 2024 to be more in line with net charge-off rates during the first six months of 2024. This adjustment reflects the Company’s estimate for future loss rates and increased the required reserves related to the C&I SBA pool by approximately $4.6 million.
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
Table 2.1 summarizes the Company’s assets and liabilities required to be recorded at fair value on a recurring basis.

Table 2.1: Fair Value on a Recurring Basis
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
June 30, 2024
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$103,204	$—	$103,204	$—	OCI
Derivatives – interest rate swap	5	—	5	—	NI
Liabilities:
Derivatives – interest rate swap	5	—	5	—	NI

December 31, 2023
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$108,083	$—	$108,083	$—	OCI
Derivatives – interest rate swap	10	—	10	—	NI
Liabilities:
Derivatives – interest rate swap	10	—	10	—	NI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of June 30, 2024 and December 31, 2023, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of June 30, 2024 and December 31, 2023, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.
Disclosures about Fair Value of Financial Instruments
Table 2.2 is a summary of fair value estimates for financial instruments as of June 30, 2024 and December 31, 2023. The carrying amounts in Table 2.2 are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

Table 2.2: Fair Value Estimates for Financial Instruments
	June 30, 2024			December 31, 2023
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$190,359	$190,359	Level 1	$321,576	$321,576	Level 1
Time deposits in banks	4,097	4,097	Level 1	5,858	5,858	Level 1
Securities available-for-sale	103,204	103,204	Level 2	108,083	108,083	Level 2
Securities held-to-maturity	2,973	2,801	Level 3	3,077	2,913	Level 3
Loans held for sale	5,322	5,907	Level 2	11,464	12,626	Level 2
Loans held for investment, net of allowance for credit losses	3,230,885	3,081,250	Level 3	3,047,288	2,891,925	Level 3
FHLB stock and other investments	22,801	N/A	N/A	21,801	N/A	N/A
Interest rate swap	5	5	Level 2	10	10	Level 2
Financial liabilities:
Interest rate swap	$5	$5	Level 2	$10	$10	Level 2
Time deposits	333,431	332,557	Level 2	466,572	465,205	Level 2
Subordinated notes	73,822	72,772	Level 3	73,749	72,693	Level 3
Other borrowings	—	—	Level 2	170,000	170,000	Level 2
The Company used the following methods and assumptions to estimate the fair value of its financial instruments at June 30, 2024 and December 31, 2023:
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
Commitments to extend credit: These are primarily for adjustable rate loans, and there are no differences between the committed amounts and their fair values. Commitments to fund fixed rate loans are at rates which approximate fair value at each reporting date.
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
Note 3: Investment Securities
The Company’s investment securities portfolio includes obligations of states and political subdivisions, securities issued by U.S. federal government agencies, such as the SBA, and securities issued by U.S. GSEs, such as the FNMA, the FHLMC, and the FHLB. The Company also invests in residential and commercial mortgage-backed securities, collateralized mortgage obligations issued or guaranteed by GSEs, and corporate bonds, as reflected in Tables 3.1 and 3.2.
A summary of the amortized cost and fair value related to securities held-to-maturity as of June 30, 2024 and December 31, 2023 is presented in Table 3.1.

Table 3.1: Securities Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
June 30, 2024
Obligations of states and political subdivisions	$2,973	$—	$(172)	$2,801
Total held-to-maturity	$2,973	$—	$(172)	$2,801
December 31, 2023
Obligations of states and political subdivisions	$3,077	$—	$(164)	$2,913
Total held-to-maturity	$3,077	$—	$(164)	$2,913
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
A summary of the amortized cost and fair value related to securities available-for-sale as of June 30, 2024 and December 31, 2023 is presented in Table 3.2. Securities available-for-sale did not have an allowance for credit losses as of June 30, 2024 or December 31, 2023.

Table 3.2: Securities Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
June 30, 2024
U.S. government agency securities	$9,494	$144	$(109)	$9,529
Mortgage-backed securities	65,712	3	(11,695)	54,020
Obligations of states and political subdivisions	43,027	2	(5,500)	37,529
Collateralized mortgage obligations	336	—	(31)	305
Corporate bonds	2,000	—	(179)	1,821
Total available-for-sale	$120,569	$149	$(17,514)	$103,204
December 31, 2023
U.S. government agency securities	$10,548	$142	$(149)	$10,541
Mortgage-backed securities	68,585	7	(11,619)	56,973
Obligations of states and political subdivisions	43,288	12	(4,841)	38,459
Collateralized mortgage obligations	367	—	(35)	332
Corporate bonds	2,000	—	(222)	1,778
Total available-for-sale	$124,788	$161	$(16,866)	$108,083

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2024 and December 31, 2023 are shown in Table 3.3. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3.3: Contractual Maturities - Investment Securities
(in thousands)	June 30, 2024				December 31, 2023
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$218	$205	$—	$—	$277	$263	$—	$—
After one but within five years	920	867	806	736	935	885	394	367
After five years through ten years	1,340	1,263	8,511	7,459	1,365	1,292	6,407	5,838
After ten years	495	466	33,710	29,334	500	473	36,487	32,254

Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	9,494	9,529	—	—	10,548	10,541
Mortgage-backed securities	—	—	65,712	54,020	—	—	68,585	56,973
Collateralized mortgage obligations	—	—	336	305	—	—	367	332
Corporate bonds	—	—	2,000	1,821	—	—	2,000	1,778
Total	$2,973	$2,801	$120,569	$103,204	$3,077	$2,913	$124,788	$108,083

There were no purchases or sales of investment securities during the three and six months ended June 30, 2024 and June 30, 2023.
Pledged investment securities are shown in Table 3.4.

Table 3.4: Pledged Investment Securities
(in thousands)	June 30, 2024	December 31, 2023
Pledged to:
The State of California, securing deposits of public funds and borrowings	$52,687	$55,435
The Federal Reserve Discount Window, increasing borrowing capacity	47,094	48,964
Total pledged investment securities	$99,781	$104,399
Table 3.5 details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023.

Table 3.5: Securities Available-for-Sale in Continuous Unrealized Loss Positions
(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2024
U.S. government agency securities	$199	$(1)	$5,549	$(108)	$5,748	$(109)
Mortgage-backed securities	1,013	(2)	52,686	(11,693)	53,699	(11,695)
Obligations of states and political subdivisions	512	—	36,016	(5,500)	36,528	(5,500)
Collateralized mortgage obligations	—	—	304	(31)	304	(31)
Corporate bonds	—	—	1,821	(179)	1,821	(179)
Total temporarily impaired securities	$1,724	$(3)	$96,376	$(17,511)	$98,100	$(17,514)

December 31, 2023
U.S. government agency securities	$1,130	$(14)	$7,081	$(135)	$8,211	$(149)
Mortgage-backed securities	—	—	55,609	(11,619)	55,609	(11,619)
Obligations of states and political subdivisions	—	—	36,930	(4,841)	36,930	(4,841)
Collateralized mortgage obligations	—	—	332	(35)	332	(35)
Corporate bonds	—	—	1,778	(222)	1,778	(222)
Total temporarily impaired securities	$1,130	$(14)	$101,730	$(16,852)	$102,860	$(16,866)
There were 147 and 149 available-for-sale securities in unrealized loss positions at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the investment portfolio included 143 investment securities that had been in a continuous loss position for twelve months or more and four investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at June 30, 2024 and December 31, 2023, which had been in a continuous loss position for more than twelve months.
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
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million of FHLB stock at June 30, 2024 and December 31, 2023. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at June 30, 2024 and December 31, 2023.

Note 4: Loans and Allowance for Credit Losses
The Company’s loan portfolio is its largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which the Company attempts to mitigate through strong underwriting practices. Table 4.1 presents the balance of each major product type within the Company’s portfolio as of the dates indicated.

Table 4.1: Loans Outstanding
(in thousands)	June 30, 2024	December 31, 2023
Real estate:
Commercial	$2,774,001	$2,685,419
Commercial land and development	4,766	15,551
Commercial construction	72,444	62,863
Residential construction	9,011	15,456
Residential	29,641	25,893
Farmland	48,852	51,669
Commercial:
Secured	154,080	165,109
Unsecured	23,198	23,850
Consumer and other	152,564	38,166
Subtotal	3,268,557	3,083,976
Net deferred loan fees	(2,266)	(2,257)
Loans held for investment	3,266,291	3,081,719
Allowance for credit losses	(35,406)	(34,431)
Loans held for investment, net of allowance for credit losses	$3,230,885	$3,047,288
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

Table 4.2 presents the amortized cost basis of the Company’s loans by origination year, where origination is defined as the later of origination or renewal date, and credit quality indicator as of the periods indicated.

Table 4.2: Loans by Risk Category and Vintage

	Amortized Cost Basis by Origination Year as of June 30, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$250,845	$323,243	$934,312	$651,701	$231,487	$330,193	$4,879	$—	$2,726,660
Watch	644	—	17,734	19,363	4,670	340	—	—	42,751
Substandard	—	—	—	—	—	1,818	—	—	1,818
Total	251,489	323,243	952,046	671,064	236,157	332,351	4,879	—	2,771,229
Commercial land and development
Pass	1,636	1,000	1,259	—	182	695	—	—	4,772
Total	1,636	1,000	1,259	—	182	695	—	—	4,772
Commercial construction
Pass	2,982	28,518	23,512	—	11,231	5,897	—	—	72,140
Total	2,982	28,518	23,512	—	11,231	5,897	—	—	72,140
Residential construction
Pass	5,099	—	—	3,914	—	—	—	—	9,013
Total	5,099	—	—	3,914	—	—	—	—	9,013
Residential
Pass	5,686	4,814	2,911	6,148	2,240	6,559	1,308	—	29,666
Total	5,686	4,814	2,911	6,148	2,240	6,559	1,308	—	29,666
Farmland
Pass	900	2,074	7,114	11,761	7,129	18,552	—	—	47,530
Watch	—	—	799	—	—	—	—	502	1,301
Total	900	2,074	7,913	11,761	7,129	18,552	—	502	48,831
Commercial:
Secured
Pass	10,976	24,789	24,675	11,212	10,608	17,313	41,113	—	140,686
Watch	—	193	9,661	2,591	97	1,338	—	—	13,880
Substandard	—	—	—	—	—	60	—	—	60
Total	10,976	24,982	34,336	13,803	10,705	18,711	41,113	—	154,626
Unsecured
Pass	2,394	4,782	3,292	4,260	5,322	1,883	1,280	—	23,213
Total	2,394	4,782	3,292	4,260	5,322	1,883	1,280	—	23,213
Consumer and other
Pass	98,048	38,134	9,468	6,874	2	250	—	—	152,776
Watch	—	—	15	—	—	—	—	—	15
Substandard	—	—	10	—	—	—	—	—	10
Total	98,048	38,134	9,493	6,874	2	250	—	—	152,801
Total
Pass	378,566	427,354	1,006,543	695,870	268,201	381,342	48,580	—	3,206,456
Watch	644	193	28,209	21,954	4,767	1,678	—	502	57,947
Substandard	—	—	10	—	—	1,878	—	—	1,888
Total	$379,210	$427,547	$1,034,762	$717,824	$272,968	$384,898	$48,580	$502	$3,266,291

Table 4.2: Loans by Risk Category and Vintage (continued)

	Amortized Cost Basis by Origination Year as of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$329,876	$992,181	$714,965	$238,655	$128,424	$247,030	$4,685	$—	$2,655,816
Watch	—	8,534	6,274	4,727	574	4,896	—	—	25,005
Substandard	—	—	—	—	—	1,890	—	—	1,890
Total	329,876	1,000,715	721,239	243,382	128,998	253,816	4,685	—	2,682,711
Commercial land and development
Pass	11,388	3,229	—	184	—	733	—	—	15,534
Total	11,388	3,229	—	184	—	733	—	—	15,534
Commercial construction
Pass	9,074	32,154	4,189	11,230	—	5,897	—	—	62,544
Total	9,074	32,154	4,189	11,230	—	5,897	—	—	62,544
Residential construction
Pass	2,412	9,128	3,912	—	—	—	—	—	15,452
Total	2,412	9,128	3,912	—	—	—	—	—	15,452
Residential
Pass	4,838	3,964	6,244	2,279	1,182	5,995	1,420	—	25,922
Total	4,838	3,964	6,244	2,279	1,182	5,995	1,420	—	25,922
Farmland
Pass	2,311	8,037	12,678	7,860	12,365	8,391	4	—	51,646
Total	2,311	8,037	12,678	7,860	12,365	8,391	4	—	51,646
Commercial:
Secured
Pass	25,299	28,879	14,304	12,164	9,918	10,363	50,020	—	150,947
Watch	189	8,802	2,705	63	154	941	1,727	—	14,581
Substandard	—	—	—	—	45	27	—	—	72
Total	25,488	37,681	17,009	12,227	10,117	11,331	51,747	—	165,600
Unsecured
Pass	3,891	3,782	4,902	5,963	2,240	7	3,072	—	23,857
Total	3,891	3,782	4,902	5,963	2,240	7	3,072	—	23,857
Consumer and other
Pass	18,489	11,359	8,264	6	—	307	—	—	38,425
Watch	—	16	—	—	—	—	—	—	16
Substandard	—	12	—	—	—	—	—	—	12
Total	18,489	11,387	8,264	6	—	307	—	—	38,453
Total
Pass	407,578	1,092,713	769,458	278,341	154,129	278,723	59,201	—	3,040,143
Watch	189	17,352	8,979	4,790	728	5,837	1,727	—	39,602
Substandard	—	12	—	—	45	1,917	—	—	1,974
Total	$407,767	$1,110,077	$778,437	$283,131	$154,902	$286,477	$60,928	$—	$3,081,719
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

Table 4.3 shows the age analysis of past due loans by class as of the dates shown.

Table 4.3: Age Analysis of Past Due Loans by Class
(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
June 30, 2024
Real estate:
Commercial	$—	$—	$—	$—	$2,771,229	$2,771,229
Commercial land and development	—	—	—	—	4,772	4,772
Commercial construction	—	—	—	—	72,140	72,140
Residential construction	—	—	—	—	9,013	9,013
Residential	—	—	—	—	29,666	29,666
Farmland	—	—	—	—	48,831	48,831
Commercial:
Secured	549	—	—	549	154,077	154,626
Unsecured	—	—	—	—	23,213	23,213
Consumer and other	80	—	—	80	152,721	152,801
Total	$629	$—	$—	$629	$3,265,662	$3,266,291

December 31, 2023
Real estate:
Commercial	$—	$—	$—	$—	$2,682,711	$2,682,711
Commercial land and development	—	—	—	—	15,534	15,534
Commercial construction	—	—	—	—	62,544	62,544
Residential construction	—	—	—	—	15,452	15,452
Residential	—	—	—	—	25,922	25,922
Farmland	—	—	—	—	51,646	51,646
Commercial:
Secured	—	—	—	—	165,600	165,600
Unsecured	—	—	—	—	23,857	23,857
Consumer and other	76	—	—	76	38,377	38,453
Total	$76	$—	$—	$76	$3,081,643	$3,081,719
There were no loans greater than 90 days past due and still accruing interest income as of June 30, 2024 or December 31, 2023.
No collateral dependent loans were in process of foreclosure at June 30, 2024 or December 31, 2023.

Non-accrual loans, segregated by class, as of June 30, 2024 and December 31, 2023 are shown in Table 4.4.

Table 4.4: Nonaccrual Loans
(in thousands)	June 30, 2024	December 31, 2023
Real estate:
Commercial	$1,821	$1,893
Commercial:
Secured	60	72
Total non-accrual loans	$1,881	$1,965
No interest income was recognized on non-accrual loans in the three and six months ended June 30, 2024 or June 30, 2023. Non-accrual real estate loans did not have an allowance for credit losses as of June 30, 2024. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $38.2 thousand and $77.4 thousand for the three and six months ended June 30, 2024, respectively, as compared to $26.1 thousand and $35.3 thousand for the three and six months ended June 30, 2023, respectively.
Allowance for Credit Losses
Table 4.5 discloses activity in the allowance for credit losses for the periods indicated.

Table 4.5: Allowance for Credit Losses
(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended June 30, 2024
Real estate:
Commercial	$28,895	$—	$—	$—	$(4,187)	$24,708
Commercial land and development	164	—	—	—	(92)	72
Commercial construction	697	—	—	—	400	1,097
Residential construction	114	—	—	—	(14)	100
Residential	164	—	—	—	31	195
Farmland	438	—	—	—	(36)	402
Commercial:
Secured	3,262	—	(1,239)	57	5,306	7,386
Unsecured	259	—	(36)	—	(9)	214
Consumer and other	660	—	(72)	93	551	1,232
Total	$34,653	$—	$(1,347)	$150	$1,950	$35,406

Table 4.5: Allowance for Credit Losses (continued)
(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended June 30, 2023
Real estate:
Commercial	$27,119	$—	$—	$—	$434	$27,553
Commercial land and development	226	—	—	—	(42)	184
Commercial construction	1,438	—	—	—	(226)	1,212
Residential construction	175	—	—	—	42	217
Residential	181	—	—	—	(29)	152
Farmland	219	—	—	—	17	236
Commercial:
Secured	4,258	—	(1,124)	47	570	3,751
Unsecured	152	—	—	—	57	209
Consumer and other	404	—	(137)	106	97	470
Total	$34,172	$—	$(1,261)	$153	$920	$33,984

Six months ended June 30, 2024
Real estate:
Commercial	$29,015	$—	$—	$—	$(4,307)	$24,708
Commercial land and development	178	—	—	—	(106)	72
Commercial construction	718	—	—	—	379	1,097
Residential construction	89	—	—	—	11	100
Residential	151	—	—	—	44	195
Farmland	399	—	—	—	3	402
Commercial:
Secured	3,314	—	(2,237)	239	6,070	7,386
Unsecured	189	—	(70)	—	95	214
Consumer and other	378	—	(143)	186	811	1,232
Total	$34,431	$—	$(2,450)	$425	$3,000	$35,406

Six months ended June 30, 2023
Real estate:
Commercial	$19,216	$7,606	$—	$—	$731	$27,553
Commercial land and development	54	74	—	—	56	184
Commercial construction	645	882	—	—	(315)	1,212
Residential construction	49	81	—	—	87	217
Residential	175	3	—	—	(26)	152
Farmland	644	(396)	—	—	(12)	236
Commercial:
Secured	7,098	(3,060)	(1,611)	139	1,185	3,751
Unsecured	116	37	—	—	56	209
Consumer and other	347	80	(522)	507	58	470
Unallocated	45	(45)	—	—	—	—
Total	$28,389	$5,262	$(2,133)	$646	$1,820	$33,984

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the unaudited consolidated statements of income.

Table 4.6: Unfunded Loan Commitment Reserves
	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at beginning of period	$1,097	$1,217	$1,247	$125
Effect of adoption of ASC 326	—	—	—	1,092
Provision	50	330	(100)	330
Balance at end of period	$1,147	$1,547	$1,147	$1,547
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.6 billion and $1.7 billion at June 30, 2024 and December 31, 2023, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $1.2 billion at June 30, 2024 and December 31, 2023, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 6, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Table 5.1 shows the composition of interest-bearing deposits as of June 30, 2024 and December 31, 2023.

Table 5.1: Interest-Bearing Deposits
(in thousands)	June 30, 2024	December 31, 2023
Interest-bearing transaction accounts	$299,815	$320,356
Savings accounts	126,532	126,498
Money market accounts	1,564,120	1,282,369
Time accounts, $250 or more	192,344	344,694
Other time accounts	141,087	121,878
Total interest-bearing deposits	$2,323,898	$2,195,795
Time deposits totaled $333.4 million and $466.6 million as of June 30, 2024 and December 31, 2023, respectively. Scheduled maturities of time deposits as of June 30, 2024 for the next five years are shown in Table 5.2.

Table 5.2: Scheduled Maturities of Time Deposits
(in thousands)
2024	$285,068
2025	46,561
2026	1,566
2027	100
2028	136
Total time deposits	$333,431

Total deposits include deposits offered through the IntraFi Network that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest checking deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at June 30, 2024 and December 31, 2023. The composition of network deposits as of June 30, 2024 and December 31, 2023 is shown in Table 5.3.

Table 5.3: Network Deposits
(in thousands)	June 30, 2024	December 31, 2023
CDARS	$17,397	$16,325
ICS	682,875	620,199
Total network deposits	$700,272	$636,524
Table 5.4 presents interest expense recognized on interest-bearing deposits for the periods ended June 30, 2024 and 2023.

Table 5.4: Interest Expense Recognized on Interest-Bearing Deposits
	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest-bearing transaction accounts	$1,104	$825	$2,230	$1,258
Savings accounts	856	758	1,718	1,303
Money market accounts	13,388	8,136	25,543	13,572
Time accounts, $250 or more	2,412	2,634	6,235	4,597
Other time accounts	957	1,616	2,502	2,617
Total interest expense on interest-bearing deposits	$18,717	$13,969	$38,228	$23,347
Note 6: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (8.60% as of June 30, 2024) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.3 million has been amortized as of June 30, 2024. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At June 30, 2024 and December 31, 2023, the carrying value of the Company’s subordinated notes outstanding was $73.8 million and $73.7 million, respectively.
Other borrowings: The Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on certain loans receivable as collateral for a borrowing line. The Company’s total financing availability is based on the dollar volume of qualifying loan collateral. The Company’s total financing availability with the FHLB is decreased by outstanding borrowings and letters of credit (“LCs”) issued on behalf of the Company, as shown in Table 6.1.

Table 6.1: Financing Availability with the FHLB
(in thousands)	June 30, 2024	December 31, 2023
Total financing ability from the FHLB	$1,004,397	$996,712
Less: outstanding borrowings	—	170,000
Less: LCs pledged to secure State of California deposits	146,500	271,500
Less: LCs pledged to secure local agency deposits	425,000	410,000
Total LCs issued	571,500	681,500
Available borrowing capacity with the FHLB	$432,897	$145,212
At June 30, 2024 and December 31, 2023, the Company had the ability to borrow from the Federal Reserve Discount Window. At June 30, 2024 and December 31, 2023, the borrowing capacity under this arrangement was $829.2 million and $770.6 million, respectively. There were no amounts outstanding at June 30, 2024 and December 31, 2023. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.
At June 30, 2024 and December 31, 2023, the Company had five unsecured federal funds lines of credit with its correspondent banks totaling $175.0 million. There were no amounts outstanding at June 30, 2024 and December 31, 2023.
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

Table 7.1: EPS
	Three months ended		Six months ended
(in thousands, except share count and earnings per common share)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$10,782	$12,729	$21,413	$25,890

Basic weighted average common shares outstanding	21,039,798	17,165,344	19,115,333	17,157,801
Add: Dilutive effects of assumed vesting of restricted stock	18,287	3,651	50,207	24,067
Total dilutive weighted average common shares outstanding	21,058,085	17,168,995	19,165,540	17,181,868
Earnings per common share:
Basic EPS	$0.51	$0.74	$1.12	$1.51
Diluted EPS	$0.51	$0.74	1.12	1.51
The Company did not have any anti-dilutive shares at June 30, 2024 or June 30, 2023.
(b) Dividends
On April 18, 2024, the board of directors declared a $0.20 per common share dividend, totaling $4.3 million.

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
In connection with its IPO in May 2021, the Company granted RSAs under the Equity Incentive Plan to certain employees, officers, executives, and non-employee directors. Shares granted to non-employee directors vested immediately upon grant, while shares granted to certain employees, officers, and executives vest ratably over three, five, or seven years (as defined in the respective agreements). Since the completion of the IPO, the Company has granted RSAs under the Equity Incentive Plan to certain executives, which vest ratably over three or five years (as defined in the respective agreements), and to directors, which vest over one year. All RSAs were granted at the fair value of common stock at the time of the award. The RSAs are considered fixed awards, as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the service period.
Non-cash stock compensation expense recognized for the three months ended June 30, 2024 and 2023 was $0.3 million and $0.2 million, respectively. Non-cash stock compensation expense recognized for the six months ended June 30, 2024 and 2023 was $0.6 million and $0.5 million, respectively.
At June 30, 2024 and 2023, there were 137,457 and 82,324 unvested restricted shares, respectively. As of June 30, 2024, there was approximately $2.6 million of unrecognized compensation expense related to the 137,457 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits are expected to be recognized over the weighted average term remaining on the unvested restricted shares of 3.39 years as of June 30, 2024. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s unaudited consolidated statements of income for the three and six months ended June 30, 2024 and 2023 was immaterial.
Table 7.2 summarizes activity related to restricted shares for the periods indicated.

Table 7.2: Restricted Share Activity
	For the three months ended June 30,				For the six months ended June 30,
	2024		2023		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	162,348	$21.22	108,363	$21.43	69,338	$20.53	96,826	$20.34
Shares granted	—	—	—	—	96,380	21.97	16,978	28.52
Shares vested	(23,723)	20.00	(24,492)	20.00	(26,975)	21.03	(29,933)	20.78
Shares forfeited	(1,168)	21.69	(1,547)	26.95	(1,286)	21.54	(1,547)	26.95
End of the period balance	137,457	$21.43	82,324	$21.75	137,457	$21.43	82,324	$21.75

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
Off-balance sheet risk to loan loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance sheet instruments, including obtaining collateral at exercise of the commitment. The contractual amounts of unfunded loan commitments and standby letters of credit not reflected in the unaudited consolidated balance sheets at the dates indicated are presented in Table 8.1.

Table 8.1: Unfunded Loan Commitments and Standby Letters of Credit
(in thousands)	June 30, 2024	December 31, 2023
Commercial lines of credit	$196,210	$181,855
Undisbursed construction loans	120,579	134,828
Undisbursed commercial real estate loans	101,160	107,712
Agricultural lines of credit	24,918	24,635
Undisbursed residential real estate loans	4,455	6,538
Undisbursed agricultural real estate loans	—	1,200
Other	1,988	2,119
Total commitments and standby letters of credit	$449,310	$458,887
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million as of June 30, 2024 and $1.2 million as of December 31, 2023, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 89.76% of the Company’s loan portfolio at June 30, 2024 and 92.30% of the Company’s loan portfolio at December 31, 2023. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At June 30, 2024, the Company had 99 deposit relationships that exceeded $5.0 million each, totaling $1.9 billion, or approximately 59.53% of total deposits. The Company’s largest single deposit relationship at June 30, 2024 totaled $227.7 million, or approximately 7.23% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled approximately $23.7 million and $22.3 million at June 30, 2024 and December 31, 2023, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Note 9: Subsequent Events
On July 18, 2024, the board of directors of the Company declared a cash dividend of $0.20 per common share, payable on August 12, 2024 to shareholders of record as of August 5, 2024.

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
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2023 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the three months ended March 31, 2024, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through seven branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At June 30, 2024, we had total assets of $3.6 billion, total loans held for investment, net of allowance for credit losses, of $3.2 billion, and total deposits of $3.1 billion.
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
Our most significant accounting policies and our critical accounting estimates are described in greater detail in Note 1, Basis of Presentation, in our audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates included in our 2023 Annual Report on Form 10-K. We have identified accounting policies and estimates that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material. With the exception of the changes to the ACL described below, there have been no significant changes concerning our critical accounting estimates as described in our 2023 Annual Report on Form 10-K.
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
Allowance for Credit Losses (“ACL”)
The ACL represents the estimated probable credit losses in our loan and investment portfolios and is estimated as of June 30, 2024 using CECL. The ACL is established through a provision for credit losses charged to operations. Loans and investments are charged against the ACL when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the ACL.
The ACL is evaluated on a regular basis by management in consideration of optimistic, moderate, and pessimistic current conditions, and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions specifically impacting each loan type by purpose and by geography, and concentrations within the loan portfolio. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
A significant amount of the ACL is measured on a collective (pool) basis by loan and investment security type when similar risk characteristics exist. Pools are determined based primarily on regulatory reporting codes as the loans and investment securities within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed. Reserves for credit losses identified on a pooled basis are then adjusted for qualitative and other environmental factors to reflect current conditions.
During the three months ended June 30, 2024, we refined our methodology of measuring the ACL on two pools of loans: Multifamily and C&I SBA. Within the Multifamily pool, the MHC loans were segregated from traditional Multifamily as we identified a data source to provide sufficient historical peer loss data specific to MHC loans. This segregation now adjusts for differences in the risk characteristics and performance of MHC loans compared to traditional Multifamily properties. We used calculations of individual probability of default and loss given default on a loan-by-loan basis to derive an estimated loss rate. Applying this adjusted loss rate led to a decrease in the ACL for the Multifamily pool as of June 30, 2024 of approximately $5.8 million. During routine monitoring of charge-off activity within the C&I SBA pool, we identified an increased level of charge-offs during the first six months of 2024, reflecting a change in the credit quality of the pool. In response to this, we increased the expected loss rates be more in line with net charge-off rates during the first six months of 2024, as this time period reflects what is expected based on our current economic outlook for loans in the C&I SBA pool. This adjustment reflects our estimate for future loss rates and increased the required reserves related to the C&I SBA pool by approximately $4.6 million.

Executive Summary
Net income for the three and six months ended June 30, 2024 totaled $10.8 million and $21.4 million, respectively, as compared to net income of $12.7 million and $25.9 million for the three and six months ended June 30, 2023, respectively.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Deposits. Total deposits increased by $122.7 million from $3.03 billion at December 31, 2023 to $3.15 billion at June 30, 2024. Non-wholesale deposits increased by $230.4 million in the first six months of 2024 to $2.90 billion. Wholesale deposits, which the Company defines as brokered deposits and public time deposits, decreased by $107.6 million in the first six months of 2024 to $252.5 million. Non-interest-bearing deposits decreased by $5.4 million in the first six months of 2024 to $825.7 million, and represented 26.22% of total deposits at June 30, 2024, as compared to 27.46% of total deposits at December 31, 2023. Our loan to deposit ratio was 103.87% at June 30, 2024, as compared to 102.19% at December 31, 2023.
•Assets. Total assets were $3.63 billion at June 30, 2024, representing a $41.1 million, or 1.14%, increase compared to $3.59 billion at December 31, 2023.
•Loans. Total loans held for investment were $3.27 billion at June 30, 2024, as compared to $3.08 billion at December 31, 2023, an increase of $184.6 million, or 5.99%. The increase was primarily attributable to increases of $114.4 million in consumer and other loans and $88.6 million in commercial real estate loans, partially offset by decreases in commercial secured and commercial land and development loans of $11.0 million and $10.8 million, respectively.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $1.9 million, or 0.06% of total loans held for investment, at June 30, 2024, as compared to $2.0 million, or 0.06% of total loans held for investment, at December 31, 2023. The ratio of the allowance for credit losses to total loans held for investment was 1.08% at June 30, 2024 and 1.12% December 31, 2023.
•Net Interest Margin. Net interest margin was 3.39% and 3.27%, respectively, for the three and six months ended June 30, 2024, and 3.45% and 3.59%, respectively, for the three and six months ended June 30, 2023. The decrease in net interest margin period-over-period was primarily due to an increase in deposit costs exceeding increases in yields on earning assets, as the effective Federal Funds rate increased from 5.08% at June 30, 2023 to 5.33% at June 30, 2024.
•Efficiency Ratio. Efficiency ratio was 44.07% for the three months ended June 30, 2024, up from 39.41% for the corresponding period of 2023 due to the Company’s expansion into the San Francisco Bay Area beginning late in the second quarter of 2023.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of June 30, 2024 and reflect additional common stock of approximately $80.9 million issued through the public offering that closed in April 2024. The total risk-based capital ratio for the Company was 14.38% at June 30, 2024, as compared to 12.30% at December 31, 2023. The Tier 1 leverage ratio was 11.05% at June 30, 2024, as compared to 8.73% at December 31, 2023. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.20 per share on April 18, 2024.

Highlights of our financial results are presented in the following tables:

Table 1: Highlights of Financial Results
(dollars in thousands)	June 30, 2024	December 31, 2023
Selected financial condition data:
Total assets	$3,634,217	$3,593,125
Total loans held for investment	$3,266,291	$3,081,719
Total deposits	$3,149,631	$3,026,896
Total subordinated notes, net	$73,822	$73,749
Total shareholders’ equity	$380,470	$285,774
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.08%	1.12%
Allowance for credit losses to nonperforming loans	1,882.30%	1,752.70%
Nonperforming loans to total loans held for investment	0.06%	0.06%
Capital ratios:
Total capital (to risk-weighted assets)	14.38%	12.30%
Tier 1 capital (to risk-weighted assets)	11.27%	9.07%
Common equity Tier 1 capital (to risk-weighted assets)	11.27%	9.07%
Tier 1 leverage	11.05%	8.73%
Total shareholders’ equity to total assets	10.47%	7.95%
Tangible shareholders’ equity to tangible assets[1]	10.47%	7.95%

Table 2: Highlights of Financial Results (continued)
	For the three months ended		For the six months ended
(dollars in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Selected operating data:
Net interest income	$29,092	$27,578	$55,836	$56,726
Provision for credit losses	$2,000	$1,250	$2,900	$2,150
Non-interest income	$1,573	$2,820	$3,406	$4,191
Non-interest expense	$13,513	$11,979	$26,229	$23,097
Net income	$10,782	$12,729	$21,413	$25,890

Per common share data:
Earnings per common share:
Basic	$0.51	$0.74	$1.12	$1.51
Diluted	$0.51	$0.74	$1.12	$1.51
Book value per share	$17.85	$15.60	$17.85	$15.60
Tangible book value per share[2]	$17.85	$15.60	$17.85	$15.60

Performance and other financial ratios:
ROAA	1.23%	1.55%	1.22%	1.60%
ROAE	11.72%	19.29%	13.08%	20.09%
Net interest margin	3.39%	3.45%	3.27%	3.59%
Cost of funds	2.56%	2.04%	2.59%	1.79%
Efficiency ratio	44.07%	39.41%	44.27%	37.92%
Cash dividend payout ratio on common stock[3]	39.22%	27.03%	35.71%	23.18%

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

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.
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
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net interest income increased $1.5 million to $29.1 million for the three months ended June 30, 2024 compared to June 30, 2023 while our net interest margin of 3.39% for the three months ended June 30, 2024 decreased from 3.45% for the three months ended June 30, 2023. The increase in net interest income was primarily due to loan growth at higher yields, partially offset by deposit growth at higher rates. These changes related to the change in the effective Federal Funds rate from 5.08% at June 30, 2023 to 5.33% at June 30, 2024. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 3 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 3: Average Balances, Interest, and Yield/Rate
	For the three months ended June 30, 2024			For the three months ended June 30, 2023
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$148,936	$1,986	5.36%	$179,894	$2,218	4.95%
Investment securities[1,2]	105,819	650	2.47%	116,107	646	2.23%
Loans held for investment and sale[1,3]	3,197,921	46,362	5.83%	2,914,388	39,929	5.50%
Total interest-earning assets[1]	3,452,676	48,998	5.71%	3,210,389	42,793	5.35%
Interest receivable and other assets, net[4]	84,554			75,416
Total assets	$3,537,230			$3,285,805
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$291,470	$1,104	1.52%	$290,404	$825	1.14%
Savings accounts[1]	120,080	856	2.87%	139,522	758	2.18%
Money market accounts[1]	1,547,814	13,388	3.48%	1,283,353	8,136	2.54%
Time accounts[1]	272,887	3,369	4.96%	370,864	4,250	4.60%
Subordinated notes and other borrowings[1]	75,747	1,189	6.31%	80,192	1,246	6.23%
Total interest-bearing liabilities	2,307,998	19,906	3.47%	2,164,335	15,215	2.82%
Demand accounts	817,668			828,748
Interest payable and other liabilities	41,429			28,034
Shareholders’ equity	370,135			264,688
Total liabilities and shareholders’ equity	$3,537,230			$3,285,805
Net interest spread[5]			2.24%			2.53%
Net interest income/margin[6]		$29,092	3.39%		$27,578	3.45%
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

Analysis of changes in interest income and expenses. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average yields/rates. Table 4 shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average yield/rate. The effect of rate changes is calculated by multiplying the change in average yield/rate by the previous period’s volume. Changes not solely attributable to volume or yields/rates have been allocated in proportion to the respective volume and yield/rate components.

Table 4: Interest Income and Expense Change Analysis
	For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$(425)	$193	$(232)
Investment securities	(44)	48	4
Loans held for investment and sale	4,038	2,395	6,433
Total interest-earning assets	3,569	2,636	6,205
Interest-bearing transaction accounts	4	275	279
Savings accounts	(135)	233	98
Money market accounts	2,274	2,978	5,252
Time accounts	(1,226)	345	(881)
Subordinated notes and other borrowings	(74)	17	(57)
Total interest-bearing liabilities	843	3,848	4,691
Changes in net interest income/margin	$2,726	$(1,212)	$1,514
Net interest income increased $1.5 million while net interest margin decreased 6 basis points for the three months ended June 30, 2024 compared to the same quarter of the prior year. The increase in net interest income is primarily attributable to loan growth at higher yields, partially offset by deposit growth at higher interest rates. Interest income increased by $6.2 million, as compared to the same quarter of the prior year. The average yield on loans increased 33 basis points compared to the same quarter of the prior year due to increases in interest rates and an increase in average balances of $283.5 million, or 9.73%. The increase in interest income was partially offset by an additional $4.7 million in interest expense compared to the same quarter of the prior year. The average cost of total deposits, including wholesale deposits, increased 55 basis points compared to the same quarter of the prior year, due to increases in interest rates and an increase in average balances of $137.0 million, or 4.70%. Average cost of wholesale deposits, individually, increased 23 basis points compared to the same quarter of the prior year, while average balances decreased 29.52%. In addition, the average balance of non-interest-bearing deposits decreased by $11.1 million compared to the same quarter of the prior year. While the increase in total interest income more than offset the increase in total interest expense, net interest income relative to interest-earning assets decreased compared to the same period of the prior year.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net interest income decreased $0.9 million, or 1.57%, to $55.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, and our net interest margin of 3.27% for the six months ended June 30, 2024 decreased 32 basis points when compared to the same period in 2023. The decrease was primarily due to deposit growth at higher rates exceeding loan growth at higher yields. These changes related to the change in the effective Federal Funds rate from 5.08% at June 30, 2023 to 5.33% at June 30, 2024. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 5 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 5: Average Balances, Interest, and Yield/Rate
(dollars in thousands)	For the six months ended June 30, 2024			For the six months ended June 30, 2023
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$190,969	$5,088	5.36%	$190,040	$4,385	4.65%
Investment securities[1,2]	107,498	1,303	2.44%	117,780	1,296	2.22%
Loans held for investment and sale[1,3]	3,140,106	90,148	5.77%	2,875,439	77,423	5.43%
Total interest-earning assets[1]	3,438,573	96,539	5.65%	3,183,259	83,104	5.26%
Interest receivable and other assets, net[4]	89,268			72,368
Total assets	$3,527,841			$3,255,627
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$295,897	$2,230	1.52%	$332,101	$1,258	0.76%
Savings accounts[1]	122,320	1,718	2.82%	147,321	1,303	1.78%
Money market accounts[1]	1,479,039	25,543	3.47%	1,188,148	13,572	2.30%
Time accounts[1]	351,237	8,737	5.00%	336,044	7,214	4.33%
Subordinated notes and other borrowings[1]	79,261	2,475	6.28%	102,973	3,031	5.94%
Total interest-bearing liabilities	2,327,754	40,703	3.52%	2,106,587	26,378	2.53%
Demand accounts	829,887			865,004
Interest payable and other liabilities	41,080			24,202
Shareholders’ equity	329,120			259,834
Total liabilities and shareholders’ equity	$3,527,841			$3,255,627
Net interest spread[5]			2.13%			2.73%
Net interest income/margin[6]		$55,836	3.27%		$56,726	3.59%
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

Analysis of changes in interest income and expenses. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average yields/rates. Table 6 shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average yield/rate. The effect of rate changes is calculated by multiplying the change in average yield/rate by the previous period’s volume. Changes not solely attributable to volume or yields/rates have been allocated in proportion to the respective volume and yield/rate components.

Table 6: Interest Income and Expense Change Analysis
(In thousands)	For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$25	$678	$703
Investment securities	(272)	279	7
Loans held for investment and sale	7,738	4,987	12,725
Total interest-earning assets	7,491	5,944	13,435
Interest-bearing transaction accounts	(275)	1,247	972
Savings accounts	(356)	771	415
Money market accounts	5,048	6,923	11,971
Time accounts	384	1,139	1,523
Subordinated notes and other borrowings	(729)	173	(556)
Total interest-bearing liabilities	4,072	10,253	14,325
Changes in net interest income/margin	$3,419	$(4,309)	$(890)
Net interest income decreased $0.9 million and net interest margin decreased 32 basis points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in net interest income is primarily attributable to deposit growth at higher interest rates that exceeded loan growth at higher yields. Interest expense increased by $14.3 million compared to the same period of the prior year. The cost of interest-bearing deposits increased 107 basis points compared to the same period of the prior year due to increases in interest rates and an increase in average balances of $244.9 million, or 12.22%. In addition, the average balance of non-interest-bearing deposits decreased by $35.1 million, or 4.06% compared to the same period of the prior year. The increase in interest expense was partially offset by an additional $13.4 million in interest income compared to the same period of the prior year. The average yield on loans increased 34 basis points compared to the same period of the prior year due to increases in interest rates and an increase in average balances of $264.7 million, or 9.20%.
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
Three months ended June 30, 2024 compared to three months ended June 30, 2023
We recorded a $2.0 million provision for credit losses in the second quarter of 2024, as compared to a $1.3 million provision for credit losses for the same period of 2023. The provision recorded during the three months ended June 30, 2024 was the net effect of charge-offs and recoveries, and net increases in quantitative and qualitative reserves.

Six months ended June 30, 2024 compared to six months ended June 30, 2023
We recorded a $2.9 million provision for credit losses in the first six months of 2024, as compared to a $2.2 million provision for credit losses for the same period of 2023. The provision recorded during the first six months of 2024 was the net effect of charge-offs and recoveries, and net increases in quantitative and qualitative reserves.
Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Table 7 details the components of non-interest income for the periods indicated.

Table 7: Non-interest Income
	For the three months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Service charges on deposit accounts	$189	$135	$54	40.00%
Gain on sale of loans	449	641	(192)	(29.95)%
Loan-related fees	370	389	(19)	(4.88)%
FHLB stock dividends	329	189	140	74.07%
Earnings on BOLI	158	126	32	25.40%
Other income	78	1,340	(1,262)	(94.18)%
Total non-interest income	$1,573	$2,820	$(1,247)	(44.22)%
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold, partially offset by an improvement in the effective yield of loans sold. During the three months ended June 30, 2024, approximately $6.8 million of loans were sold with an effective yield of 6.60%, as compared to approximately $10.9 million of loans sold with an effective yield of 5.89% during the three months ended June 30, 2023.
FHLB stock dividends. The increase related to increases in the annualized dividend rate and total average shares outstanding to 8.75% and 150,000 for the three months ended June 30, 2024 from 7.00% and 108,901 shares for the three months ended June 30, 2023.
Other income. The decrease related to a $1.3 million gain from distributions received on equity investments in venture-backed funds during the three months ended June 30, 2023, which did not occur during the three months ended June 30, 2024.

Six months ended June 30, 2024 compared to six months ended June 30, 2023
Table 8 details the components of non-interest income for the periods indicated.

Table 8: Non-interest Income
	For the six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Service charges on deposit accounts	$377	$252	$125	49.60%
Gain on sale of loans	818	1,239	(421)	(33.98)%
Loan-related fees	799	697	102	14.63%
FHLB stock dividends	661	382	279	73.04%
Earnings on BOLI	300	228	72	31.58%
Other income	451	1,393	(942)	(67.62)%
Total non-interest income	$3,406	$4,191	$(785)	(18.73)%
Service charges on deposit accounts. The increase resulted primarily from a $0.1 million increase in wire transfer fees recognized during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold, partially offset by an improvement in the effective yield of loans sold during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. During the six months ended June 30, 2024, approximately $12.0 million of loans were sold with an effective yield of 6.81%, as compared to approximately $23.6 million of loans sold with an effective yield of 5.26% during the six months ended June 30, 2023.
Loan-related fees. The increase primarily related to an increase of $0.1 million in swap referral fees recognized during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
FHLB stock dividends. The increase was primarily due to increased yields on dividends received, combined with an increase in the average number of FHLB shares outstanding between June 30, 2023 and June 30, 2024.
Other income. The decrease resulted primarily from the difference between a $1.3 million gain recorded for distributions received on equity investments in venture-backed funds during the six months ended June 30, 2023 compared to a $0.3 million gain recorded during the six months ended June 30, 2024.
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

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Table 9 details the components of non-interest expense for the periods indicated.

Table 9: Non-interest Expense
	For the three months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Salaries and employee benefits	$7,803	$6,421	$1,382	21.52%
Occupancy and equipment	646	551	95	17.24%
Data processing and software	1,235	1,013	222	21.92%
FDIC insurance	390	410	(20)	(4.88)%
Professional services	767	586	181	30.89%
Advertising and promotional	615	733	(118)	(16.10)%
Loan-related expenses	297	324	(27)	(8.33)%
Other operating expenses	1,760	1,941	(181)	(9.33)%
Total non-interest expense	$13,513	$11,979	$1,534	12.81%
Salaries and employee benefits. The increase related primarily to: (i) a $0.9 million increase in salaries, benefits, and bonus expense for new employees hired since June 2023 to support expansion into the San Francisco Bay Area; (ii) a $0.3 million increase in commissions earned, largely due to commissions paid to the San Francisco Bay Area team, which did not occur during the three months ended June 30, 2023; and (iii) a $0.2 million decrease in loan origination costs due to lower loan originations, net of purchased consumer loans, period-over-period.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
Professional services. The increase was primarily due to: (i) a $0.1 million increase of audit fees for 2024 audits; and (ii) a $0.1 million increase in IT consulting services due to an overall increase in service charges.
Advertising and promotional. The decrease related primarily to an overall decline in sponsorships and donations made, as fewer events were sponsored and attended compared to the three months ended June 30, 2023.
Other operating expenses. The decrease was primarily due to a $0.2 million decrease in travel, conference fees, and professional membership fees, as compared to the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to six months ended June 30, 2023
Table 10 details the components of non-interest expense for the periods indicated.

Table 10: Non-interest Expense
	For the six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Salaries and employee benefits	$15,380	$13,039	$2,341	17.95%
Occupancy and equipment	1,272	1,074	198	18.44%
Data processing and software	2,392	1,885	507	26.90%
FDIC insurance	790	812	(22)	(2.71)%
Professional services	1,474	1,217	257	21.12%
Advertising and promotional	1,075	1,151	(76)	(6.60)%
Loan-related expenses	594	579	15	2.59%
Other operating expenses	3,252	3,340	(88)	(2.63)%
Total non-interest expense	$26,229	$23,097	$3,132	13.56%
Salaries and employee benefits. The increase was primarily a result of: (i) a $1.9 million increase in salaries, benefits, and bonus expense for new employees hired since June 2023 to support expansion into the San Francisco Bay Area, partially offset by a $0.4 million decrease in salaries, benefits, and bonus expense related to a 6.67% decrease in headcount outside of the San Francisco Bay Area; (ii) a $0.3 million decrease in loan origination costs due to lower loan originations, net of purchased consumer loans, period-over-period; and (iii) a $0.5 million increase in commission expense.
Occupancy and equipment. The increase related to rent expense for temporary office space to support the San Francisco Bay Area expansion during the six months ended June 30, 2024, which did not exist during the six months ended June 30, 2023.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
Professional services. The increase was primarily due to: (i) a $0.1 million increase of audit fees for 2024 audits; and (ii) a $0.1 million increase in IT consulting services due to an overall increase in service charges.
Provision for Income Taxes
Three months ended June 30, 2024 compared to three months ended June 30, 2023
The provision for income taxes was $4.4 million for the three months ended June 30, 2024, a $0.1 million decrease from the three months ended June 30, 2023. The decrease was primarily driven by a $0.5 million state tax benefit recorded during the three months ended June 30, 2023 relating to an overall reduction in the state tax blended rate for the Company since its transition to a C Corporation, which did not occur during the three months ended June 30, 2024. The effective tax rates for the three months ended June 30, 2024 and 2023 were 28.84% and 25.86%, respectively.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
The provision for income taxes was $8.7 million for the six months ended June 30, 2024, as compared to $9.8 million for the six months ended June 30, 2023. The decrease was primarily due to an overall decrease in pre-tax income period-over-period, partially offset by a $0.5 million state tax benefit recorded during the six months ended June 30, 2023 relating to an overall reduction in the state tax blended rate for the Company since its transition to a C Corporation. No such benefit was recorded during the six months ended June 30, 2024. The effective tax rates for the six months ended June 30, 2024 and 2023 were 28.89% and 27.42%, respectively.

FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of June 30, 2024 to our financial condition as of December 31, 2023. Table 11 summarizes selected components of our unaudited consolidated balance sheets as of June 30, 2024 and December 31, 2023.

Table 11: Selected Components of Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	June 30, 2024	December 31, 2023
Total assets	$3,634,217	$3,593,125
Cash and cash equivalents	$190,359	$321,576
Total investments	$106,177	$111,160
Loans held for investment	$3,266,291	$3,081,719
Total deposits	$3,149,631	$3,026,896
Subordinated notes, net	$73,822	$73,749
Total shareholders’ equity	$380,470	$285,774
Total Assets
At June 30, 2024, total assets were $3.63 billion, an increase of $41.1 million from $3.59 billion at December 31, 2023, primarily due to a $184.6 million increase in total loans held for investment, partially offset by a $131.2 million decrease in cash and cash equivalents. The $184.6 million increase in total loans held for investment included a purchase of loans within the consumer concentration of the loan portfolio, representing $73.3 million.
Cash and Cash Equivalents
Total cash and cash equivalents were $190.4 million at June 30, 2024, a decrease of $131.2 million from $321.6 million at December 31, 2023. The decrease in cash and cash equivalents was primarily due to a decrease in borrowings of $170.0 million and $192.4 million in loan originations, net of repayments, partially offset by increases in deposits of $122.7 million and pre-tax income of $30.1 million.
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
Our total securities available-for-sale and held-to-maturity amounted to $106.2 million at June 30, 2024 and $111.2 million at December 31, 2023, representing a decrease of $5.0 million period-over-period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $3.8 million and an unrealized loss on securities of $0.7 million, with the remainder of the change due to amortization of premiums. For the six months ended June 30, 2024, other comprehensive loss was $0.5 million, primarily due to rate changes and other market conditions on securities.

Table 12 presents the carrying value of our investment portfolio as of the dates indicated.

Table 12: Carrying Value of Investment Securities
	As of
	June 30, 2024		December 31, 2023
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agency securities	$9,529	8.97%	$10,541	9.48%
Mortgage-backed securities	54,020	50.88%	56,973	51.25%
Obligations of states and political subdivisions	37,529	35.35%	38,459	34.60%
Collateralized mortgage obligations	305	0.28%	332	0.30%
Corporate bonds	1,821	1.72%	1,778	1.60%
Total available-for-sale	103,204	97.20%	108,083	97.23%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	2,973	2.80%	3,077	2.77%
Total	$106,177	100.00%	$111,160	100.00%

Table 13 presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of the dates shown.

Table 13: Stated Maturities and Weighted Average Yields - Investment Securities
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
June 30, 2024
Available-for-sale:
U.S. government agency securities	$—	—%	$1,502	4.91%	$794	4.28%	$7,233	6.87%	$9,529	6.34%
Mortgage-backed securities	—	—%	—	—%	554	2.74%	53,466	1.76%	54,020	1.77%
Obligations of states and political subdivisions	—	—%	736	1.17%	7,459	1.64%	29,334	1.78%	37,529	1.74%
Collateralized mortgage obligations	—	—%	—	—%	305	1.76%	—	—%	305	1.76%
Corporate bonds	—	—%	1,821	1.25%	—	—%	—	—%	1,821	1.25%
Total available-for-sale	—	—%	4,059	2.59%	9,112	1.94%	90,033	2.17%	103,204	2.17%
Held-to-maturity:
Obligations of states and political subdivisions	218	6.00%	920	6.00%	1,340	6.00%	495	6.00%	2,973	6.00%
Total	$218	6.00%	$4,979	3.22%	$10,452	2.46%	$90,528	2.20%	$106,177	2.28%

December 31, 2023
Available-for-sale:
U.S. government agency securities	$—	—%	$800	3.44%	$2,010	5.36%	$7,731	5.77%	$10,541	5.51%
Mortgage-backed securities	—	—%	—	—%	609	2.74%	56,364	1.76%	56,973	1.77%
Obligations of states and political subdivisions	—	—%	367	0.84%	5,838	1.71%	32,254	1.76%	38,459	1.74%
Collateralized mortgage obligations	—	—%	—	—%	332	1.76%	—	—%	332	1.76%
Corporate bonds	—	—%	1,778	1.25%	—	—%	—	—%	1,778	1.25%
Total available-for-sale	—	—%	2,945	1.79%	8,789	2.62%	96,349	2.08%	108,083	2.12%
Held-to-maturity:
Obligations of states and political subdivisions	277	6.00%	935	6.00%	1,365	6.00%	500	6.00%	3,077	6.00%
Total	$277	6.00%	$3,880	2.81%	$10,154	3.07%	$96,849	2.10%	$111,160	2.22%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of June 30, 2024 and December 31, 2023, our total loans amounted to $3.27 billion and $3.09 billion, respectively. Table 14 presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

Table 14: Loans Outstanding
	As of
	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,774,001	84.72%	$2,685,419	86.76%
Commercial land and development	4,766	0.15%	15,551	0.50%
Commercial construction	72,444	2.21%	62,863	2.03%
Residential construction	9,011	0.28%	15,456	0.50%
Residential	29,641	0.91%	25,893	0.84%
Farmland	48,852	1.49%	51,669	1.67%
Commercial:
Secured	154,080	4.71%	165,109	5.33%
Unsecured	23,198	0.71%	23,850	0.77%
Consumer and other	152,564	4.66%	38,166	1.23%
Loans held for investment, gross	3,268,557	99.84%	3,083,976	99.63%

Loans held for sale:
Commercial	5,322	0.16%	11,464	0.37%
Total loans, gross	3,273,879	100.00%	3,095,440	100.00%
Net deferred loan fees	(2,266)		(2,257)
Total loans	$3,271,613		$3,093,183
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

Table 15 presents the commercial real estate loan balance, associated percentage of commercial real estate concentrations, estimated real estate collateral values, and related loan-to-value (“LTV”) ranges by collateral type as of the dates indicated. Revolving lines of credit with zero balance and 0.00% LTV are excluded from this table. Collateral values are determined at origination using third-party real estate appraisals or evaluations. Updated appraisals, which are included in Table 15, may be obtained for loans that are downgraded to watch or substandard. Loans over $2.0 million are reviewed annually, at which time an internal assessment of collateral values is completed.

Table 15: Commercial Real Estate Loans
(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
June 30, 2024
Manufactured home community	$868,198	31.28%	$1,547,783	14.40%	158.49%
RV Park	358,070	12.91%	626,521	18.15%	75.00%
Retail	272,274	9.82%	544,450	6.69%	73.45%
Industrial	206,832	7.46%	461,169	6.29%	82.54%
Faith-based	183,625	6.62%	490,031	8.26%	74.23%
Multifamily	179,419	6.47%	375,105	14.50%	75.00%
Mini storage	177,173	6.39%	358,936	16.40%	70.00%
All other types[1]	528,410	19.05%	1,131,704	2.64%	152.01%
Total[2]	$2,774,001	100.00%	$5,535,699

December 31, 2023
Manufactured home community	$813,687	30.30%	$1,430,224	16.80%	74.52%
RV Park	343,817	12.80%	599,691	18.29%	75.00%
Retail	273,100	10.17%	540,660	6.89%	74.07%
Multifamily	211,598	7.88%	427,948	13.12%	75.00%
Faith-based	184,799	6.88%	488,160	8.33%	74.54%
Mini storage	176,380	6.57%	358,395	16.56%	70.00%
Industrial	173,192	6.45%	417,439	7.48%	83.26%
Office	135,928	5.06%	298,989	9.07%	73.52%
All other types[1]	372,918	13.89%	756,541	4.00%	152.33%
Total[2]	$2,685,419	100.00%	$5,318,047
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 87.20% of loans held for investment at June 30, 2024. Commercial secured lending represents 4.73% of loans held for investment at June 30, 2024. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 568.36% and 682.72% as of June 30, 2024 and December 31, 2023, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of June 30, 2024. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
Table 16 sets forth the contractual maturities of our loan portfolio as of the dates indicated.

Table 16: Contractual Maturities - Gross Loans
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
June 30, 2024
Real estate:
Commercial	$33,370	$306,972	$2,358,920	$74,739	$2,774,001
Commercial land and development	2,748	1,028	990	—	4,766
Commercial construction	18,808	26,168	27,468	—	72,444
Residential construction	2,334	6,677	—	—	9,011
Residential	9	6,295	22,399	938	29,641
Farmland	2,138	6,302	40,412	—	48,852
Commercial:
Secured	39,228	39,303	80,461	410	159,402
Unsecured	1,268	9,091	12,839	—	23,198
Consumer and other	358	10,706	141,500	—	152,564
Total	$100,261	$412,542	$2,684,989	$76,087	$3,273,879

December 31, 2023
Real estate:
Commercial	$57,443	$271,306	$2,284,482	$72,188	$2,685,419
Commercial land and development	11,406	3,353	792	—	15,551
Commercial construction	27,078	10,377	25,408	—	62,863
Residential construction	11,543	3,913	—	—	15,456
Residential	286	5,916	18,735	956	25,893
Farmland	2,835	3,932	44,902	—	51,669
Commercial:
Secured	36,844	48,491	90,826	412	176,573
Unsecured	574	10,789	12,487	—	23,850
Consumer and other	857	5,638	31,671	—	38,166
Total	$148,866	$363,715	$2,509,303	$73,556	$3,095,440

Table 17 sets forth the sensitivity to interest rate changes of our loan portfolio as of the dates shown.

Table 17: Sensitivity to Interest Rates - Gross Loans
(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
June 30, 2024
Real estate:
Commercial	$574,179	$2,199,822	$2,774,001
Commercial land and development	1,440	3,326	4,766
Commercial construction	—	72,444	72,444
Residential construction	3,913	5,098	9,011
Residential	1,117	28,524	29,641
Farmland	5,197	43,655	48,852
Commercial:
Secured	41,518	117,884	159,402
Unsecured	17,304	5,894	23,198
Consumer and other	152,491	73	152,564
Total	$797,159	$2,476,720	$3,273,879

December 31, 2023
Real estate:
Commercial	$570,385	$2,115,034	$2,685,419
Commercial land and development	10,081	5,470	15,551
Commercial construction	—	62,863	62,863
Residential construction	3,913	11,543	15,456
Residential	1,272	24,621	25,893
Farmland	5,848	45,821	51,669
Commercial:
Secured	38,029	138,544	176,573
Unsecured	16,343	7,507	23,850
Consumer and other	38,081	85	38,166
Total	$683,952	$2,411,488	$3,095,440
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
SBA Loans
During the three and six months ended June 30, 2024, the Company sold 22 and 40 SBA 7(a) loans, respectively, with government-guaranteed portions totaling $6.8 million and $12.0 million, respectively. The Company received gross proceeds of $7.2 million and $12.8 million on the loans sold during the three and six months ended June 30, 2024, respectively, resulting in the recognition of net gains on sale of $0.4 million and $0.8 million during the respective periods.
Non-accrual Loans
Table 18 provides details of our nonperforming and restructured assets and certain other related information as of the dates presented.

Table 18: Nonperforming and Restructured Assets
	As of
(dollars in thousands)	June 30, 2024	December 31, 2023
Non-accrual loans:
Real estate:
Commercial	$1,821	$1,893
Commercial:
Secured	60	72
Total non-accrual loans	1,881	1,965

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	1,881	1,965

Real estate owned	—	—
Total nonperforming assets	$1,881	$1,965

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	1,882.30%	1,752.70%
Nonperforming loans to loans held for investment	0.06%	0.06%
Nonperforming assets to total assets	0.05%	0.05%
Nonperforming loans plus performing LMs to loans held for investment	0.06%	0.06%
The ratio of nonperforming loans to loans held for investment was 0.06% at June 30, 2024 and December 31, 2023.

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
The banking industry defines loans graded substandard or doubtful as “classified” loans. Table 19 shows our levels of classified loans as of the periods indicated.

Table 19: Gross Loans Held for Investment by Risk Category
(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
June 30, 2024
Real estate:
Commercial	$2,729,365	$42,814	$1,822	$—	$2,774,001
Commercial land and development	4,766	—	—	—	4,766
Commercial construction	72,444	—	—	—	72,444
Residential construction	9,011	—	—	—	9,011
Residential	29,641	—	—	—	29,641
Farmland	47,551	1,301	—	—	48,852
Commercial:
Secured	140,139	13,881	60	—	154,080
Unsecured	23,198	—	—	—	23,198
Consumer and other	152,539	15	10	—	152,564
Total	$3,208,654	$58,011	$1,892	$—	$3,268,557

December 31, 2023
Real estate:
Commercial	$2,658,504	$25,023	$1,892	$—	$2,685,419
Commercial land and development	15,551	—	—	—	15,551
Commercial construction	62,863	—	—	—	62,863
Residential construction	15,456	—	—	—	15,456
Residential	25,893	—	—	—	25,893
Farmland	51,669	—	—	—	51,669
Commercial:
Secured	150,451	14,586	72	—	165,109
Unsecured	23,850	—	—	—	23,850
Consumer and other	38,139	15	12	—	38,166
Total	$3,042,376	$39,624	$1,976	$—	$3,083,976
Loans designated as watch and substandard, which are not considered adversely classified, increased to $59.9 million at June 30, 2024 from $41.6 million at December 31, 2023. There were no loans with doubtful risk grades at June 30, 2024 or December 31, 2023.
Allowance for Credit Losses
The allowance for credit losses is established through a provision for credit losses charged to operations. Provisions are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses.

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
At June 30, 2024, the Company’s allowance for credit losses was $35.4 million, as compared to $34.4 million at December 31, 2023. The $1.0 million increase in the allowance is due to a $3.0 million provision for credit losses recorded during the six months ended June 30, 2024, partially offset by net charge-offs of $2.0 million, mainly attributable to commercial and industrial loans, during the same period.
While the entire allowance for credit losses is available to absorb losses from any and all loans, Table 20 represents management’s allocation of our allowance for credit losses by loan category, and the balance of loans in each category as a percentage of total loans, for the periods indicated.

Table 20: Allocation of the Allowance for Credit Losses
	June 30, 2024		December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	% of Loans to Total Loans	Allowance for Credit Losses	% of Loans to Total Loans
Real estate:
Commercial	$24,708	84.72%	$29,015	86.76%
Commercial land and development	72	0.15%	178	0.50%
Commercial construction	1,097	2.21%	718	2.03%
Residential construction	100	0.28%	89	0.50%
Residential	195	0.91%	151	0.84%
Farmland	402	1.49%	399	1.67%
Commercial:
Secured	7,386	4.87%	3,314	5.70%
Unsecured	214	0.71%	189	0.77%
Consumer and other	1,232	4.66%	378	1.23%
Total allowance for credit losses	$35,406	100.00%	$34,431	100.00%
The ratio of the allowance for credit losses to total loans held for investment was 1.08% at June 30, 2024, as compared to 1.12% at December 31, 2023.

Table 21: Activity Within the Allowance for Credit Losses
	As of and for the three months ended				As of and for the six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$3,189,505		$2,904,194		$3,129,485		$2,865,323

Allowance for credit losses	$34,653		$34,172		$34,431		$28,389
Effect of adoption of ASC 326	—		—		—		5,262

Net (charge-offs) recoveries:
Commercial:
Secured	(1,182)	(0.04)%	(1,077)	(0.04)%	(1,998)	(0.06)%	(1,472)	(0.05)%
Unsecured	(36)	—%	—	—%	(70)	—%	—	—%
Consumer and other	21	—%	(31)	—%	43	—%	(15)	—%
Net charge-offs	(1,197)	(0.04)%	(1,108)	(0.04)%	(2,025)	(0.06)%	(1,487)	(0.05)%

Provision for credit losses	1,950		920		3,000		1,820

Allowance for credit losses	$35,406		$33,984		$35,406		$33,984

Loans held for investment	$3,266,291		$2,927,411		$3,266,291		$2,927,411
Allowance for credit losses to loans held for investment	1.08%		1.16%		1.08%		1.16%
The ratio of the allowance for credit losses to loans held for investment decreased from 1.16% as of June 30, 2023 to 1.08% as of June 30, 2024. Net charge-offs as a percent of average loans held for investment remained at 0.04% for the three months ended June 30, 2023 and June 30, 2024, respectively. Net charge-offs as a percent of average loans held for investment increased from 0.05% to 0.06% for the six months ended June 30, 2023 and June 30, 2024, respectively.

Liabilities
During the first six months of 2024, total liabilities decreased by $53.6 million from $3.31 billion as of December 31, 2023 to $3.25 billion as of June 30, 2024. This decrease was primarily due to a decrease in borrowings of $170.0 million, partially offset by an increase in total deposits of $122.7 million, comprised of an increase of $128.1 million in interest-bearing deposits and a decrease of $5.4 million in non-interest-bearing deposits. Of the $128.1 million increase in interest-bearing deposits, brokered deposits increased by $16.9 million and public time deposits decreased by $124.5 million. Public time deposit decreases were offset by an increase in non-wholesale deposits of $230.4 million.
Deposits
Representing 96.80% of our total liabilities as of June 30, 2024, deposits are our primary source of funding for our business operations.
Total deposits increased by $122.7 million, or 4.05%, to $3.15 billion at June 30, 2024 from $3.03 billion at December 31, 2023. Deposit increases were primarily attributable to increase in relationship deposits. Non-interest-bearing deposits decreased by $5.4 million from December 31, 2023 to $825.7 million at June 30, 2024, representing 26.22% of total deposits at that date, as compared to 27.46% of total deposits at December 31, 2023. Our loan to deposit ratio was 103.87% at June 30, 2024, as compared to 102.19% at December 31, 2023. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.
Table 22 summarizes our deposit composition by average deposit balances and average rates paid for the periods indicated.

Table 22: Deposit Composition by Average Balances and Rates Paid
	For the three months ended
	June 30, 2024			June 30, 2023
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$291,470	1.52%	9.56%	$290,404	1.14%	9.97%
Money market and savings accounts	1,667,894	3.44%	54.68%	1,422,875	2.50%	48.85%
Time accounts	272,887	4.96%	8.95%	370,864	4.60%	12.73%
Demand accounts	817,668	—%	26.81%	828,748	—%	28.45%
Total deposits	$3,049,919	2.47%	100.00%	$2,912,891	1.92%	100.00%

	For the six months ended
	June 30, 2024			June 30, 2023
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$295,897	1.52%	9.61%	$332,101	0.76%	11.58%
Money market and savings accounts	1,601,359	3.42%	52.02%	1,335,469	2.24%	46.56%
Time accounts	351,237	5.00%	11.41%	336,044	4.33%	11.71%
Demand accounts	829,887	—%	26.96%	865,004	—%	30.15%
Total deposits	$3,078,380	2.50%	100.00%	$2,868,618	1.64%	100.00%
Uninsured and uncollateralized deposits totaled $1.1 billion and $1.0 billion at June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, our 42 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 47.18% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 8 years. As of December 31, 2023, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 49.80% of our total deposits.
Table 23 shows the entity types making up our large deposit relationships at the dates indicated.

Table 23: Composition of Large Deposit Relationships
(dollars in thousands)	June 30, 2024	December 31, 2023
Municipalities	$555,552	$693,685
Non-profits	263,712	188,252
Businesses	549,697	525,193
Brokered deposits	116,982	100,128
Total	$1,485,943	$1,507,258
Our largest single deposit relationship at June 30, 2024 related to a non-profit entity. The balance for this customer was $227.7 million, or approximately 7.23% of total deposits as of that date. At December 31, 2023, our largest single deposit relationship related to a government agency and had a balance of $260.0 million, or 8.59% of total deposits as of that date.
Table 24 sets forth the maturity of time deposits as of June 30, 2024.

Table 24: Scheduled Maturities of Time Deposits
(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$92,404	$121,046	$213,450	$87,904
Over three through six months	68,800	2,817	71,617	64,050
Over six through twelve months	28,961	16,163	45,124	25,211
Over twelve months	2,179	1,061	3,240	1,179
Total	$192,344	$141,087	$333,431	$178,344
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding from the FHLB as of June 30, 2024 and borrowings of $170.0 million outstanding from the FHLB as of December 31, 2023.
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
Table 25 is a summary of our outstanding subordinated notes as of June 30, 2024.

Table 25: Subordinated Notes Outstanding
(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (8.60% as of June 30, 2024) through maturity

Shareholders’ Equity
Shareholders’ equity totaled $380.5 million at June 30, 2024 and $285.8 million at December 31, 2023. The increase in shareholders’ equity was primarily a result of $80.9 million of additional common stock issued and outstanding in 2024 and net income recognized of $21.4 million, partially offset by: (i) $7.7 million in cash dividends; and (ii) a $0.5 million increase in accumulated other comprehensive loss during the six months ended June 30, 2024.
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, Federal Reserve Discount Window advances, FHLB advances, and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available-for-sale, and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and the Federal Reserve Discount Window, and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from established federal funds lines from unaffiliated commercial banks, and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.

In addition, we have a shelf registration statement on file with the SEC registering $250.0 million for any combination of equity or debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, and units in one or more offerings. Specific information on the terms of any securities being offered, including the expected use of proceeds from the sale of such securities, are provided at the time of the offering. In April 2024, we sold an aggregate of 3,967,500 shares of our common stock at a price of $21.75 per share in a public offering (the “2024 Public Offering”), for net proceeds to us, after deducting underwriting discounts and commissions and offering expenses payable by us, of approximately $80.9 million, to be used for general corporate purposes and to support continued growth, including through investments in the Bank to pursue growth opportunities, and for working capital. The 2024 Public Offering used approximately $86.3 million of our shelf registration statement on file with the SEC, leaving approximately $163.7 million available for future offerings.
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of June 30, 2024, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. In addition, in April 2024, the Company closed the 2024 Public Offering. The proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $80.9 million, providing additional cash to support the Company’s ongoing operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the six months ended June 30, 2024, we had cash outflows of $175.0 million in loan originations and advances, net of principal collected, and $17.4 million in loans originated for sale.
Additionally, we enter into commitments to extend credit in the ordinary course of business, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2024, off-balance sheet commitments totaled $449.3 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the six months ended June 30, 2024, we had cash inflows related to an increase in deposits of $122.7 million.
During the twelve months following June 30, 2024, approximately $330.2 million of time deposits are expected to mature. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our San Francisco Bay area expansion provide a stable funding base.
At June 30, 2024, cash and cash equivalents represented 6.04% of total deposits.

Investment Securities
Our investment securities totaled $106.2 million at June 30, 2024. Mortgage-backed securities and obligations of states and political subdivisions comprised 50.88% and 35.35% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $7.7 million from our securities over the twelve months following June 30, 2024. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the six months ended June 30, 2024, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $3.8 million. Additionally, at June 30, 2024, securities available-for-sale totaled $103.2 million, of which $99.8 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2024, the Bank had no outstanding borrowings and a total financing availability of $432.9 million, net of letters of credit issued of $571.5 million.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At June 30, 2024, the Bank had no outstanding borrowings and a total financing availability of $829.2 million.
Correspondent Bank Lines of Credit
At June 30, 2024, the unused and available amount for borrowing from correspondent bank lines of credit was $175.0 million.
Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth in Table 26) was approximately $1.6 billion as of June 30, 2024.

Table 26: Total Liquidity
	June 30, 2024			Available
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings
FHLB advances	$1,004,397	$571,500	$—	$432,897
Federal Reserve Discount Window	829,179	—	—	829,179
Correspondent bank lines of credit	175,000	—	—	175,000
Cash and cash equivalents	—	—	—	190,359
Total	$2,008,576	$571,500	$—	$1,627,435
Future Contractual Obligations
Our estimated future contractual obligations as of June 30, 2024 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $7.1 million. We have a current obligation of $330.2 million and a long-term obligation of $3.2 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $73.8 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $449.3 million.

Dividends
The Company paid dividends to its shareholders totaling $4.3 million during the three months ended June 30, 2024.
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
Historical Information
Table 27 summarizes our consolidated cash flow activities.

Table 27: Consolidated Cash Flow Activities
	Six months ended June 30,
(dollars in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$16,271	$25,621	$(9,350)
Net cash used in investing activities	$(173,378)	$(127,184)	$(46,194)
Net cash provided by financing activities	$25,890	$141,695	$(115,805)
Operating Activities
Net cash provided by operating activities decreased by $9.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
Investing Activities
Net cash used in investing activities increased by $46.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to loan originations, including purchased consumer loans.
Financing Activities
Net cash provided by financing activities decreased by $115.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower borrowings, partially offset by proceeds from the 2024 Public Offering.
Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for credit losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in Tables 28 and 29 can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our unaudited consolidated financial statements.
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
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank also is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of June 30, 2024, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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
The capital adequacy ratios as of June 30, 2024 and December 31, 2023 for Bancorp and the Bank are presented in Tables 28 and 29. As of June 30, 2024 and December 31, 2023, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 28: Capital Ratios for Bancorp
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital (to risk-weighted assets)	$501,114	14.38%	$320,713	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$392,964	11.27%	$209,134	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$392,964	11.27%	$156,851	4.50%	N/A	N/A
Tier 1 leverage	$392,964	11.05%	$142,259	4.00%	N/A	N/A
December 31, 2023
Total capital (to risk-weighted assets)	$404,829	12.30%	$259,090	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$197,534	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$148,150	4.50%	N/A	N/A
Tier 1 leverage	$298,749	8.73%	$136,953	4.00%	N/A	N/A

Table 29: Capital Ratios for the Bank
	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital (to risk-weighted assets)	$487,517	14.01%	$278,307	8.00%	$347,883	10.00%
Tier 1 capital (to risk-weighted assets)	$453,189	13.03%	$208,730	6.00%	$278,307	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$453,189	13.03%	$156,548	4.50%	$226,124	6.50%
Tier 1 leverage	$453,189	12.76%	$142,013	4.00%	$177,516	5.00%
December 31, 2023
Total capital (to risk-weighted assets)	$392,114	11.93%	$262,947	8.00%	$328,684	10.00%
Tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$197,211	6.00%	$262,947	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$147,908	4.50%	$213,645	6.50%
Tier 1 leverage	$359,783	10.52%	$136,757	4.00%	$170,946	5.00%
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
Recent Legislative and Regulatory Developments
There have been no material changes to the legislative and regulatory disclosures previously disclosed in the Company’s 2023 Annual Report on Form 10-K, previously filed with the SEC.

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-Q.

2023 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2023	FHLMC	Federal Home Loan Mortgage Corporation
ACL	Allowance for Credit Losses	FNMA	Federal National Mortgage Association
ASC	Accounting Standards Codification	GAAP	Generally Accepted Accounting Principles in the U.S.
ASU	Accounting Standards Update	GNMA	Government National Mortgage Association
Bancorp	Five Star Bancorp and its subsidiary	GSE	Government Sponsored Entity
Bank	Five Star Bank	ICS	Insured Cash Sweep®
Basel III	A capital framework and rules for U.S. banking organizations	IPO	Initial Public Offering
BOLI	Bank-Owned Life Insurance	LM	Loan modification made to borrower experiencing financial difficulty
CDARS	Certificate of Deposit Account Registry Service®	EVE	Economic Value of Equity
CECL	Current Expected Credit Loss	NI	Net Income
CME	Chicago Mercantile Exchange	NII	Net Interest Income
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
C&I	Commercial and Industrial	RSA	Restricted Stock Award
EPS	Earnings per Share	ROAA	Return on Average Assets, annualized
FASB	Financial Accounting Standards Board	ROAE	Return on Average Equity, annualized
FDIC	Federal Deposit Insurance Corporation	ROUA	Right-of-Use Asset
Federal Reserve	Board of Governors of the Federal Reserve System	SBA	U.S. Small Business Administration
FFIEC	Federal Financial Institutions Examination Council	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank of San Francisco	SOFR	Secured Overnight Financing Rate

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
The Company’s total interest income was $49.0 million for the three months ended June 30, 2024 and $174.4 million for the year ended December 31, 2023. Our total interest expense was $19.9 million for the three months ended June 30, 2024 and $63.5 million for the year ended December 31, 2023. As rates paid on borrowed funds are correlated with short-term interest rates, the cost associated with our borrowings generally increases in a rising rate environment. Overall, our net interest income was $29.1 million for the three months ended June 30, 2024 and $110.9 million for the year ended December 31, 2023.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of June 30, 2024, the Company carried a slightly higher balance of liabilities than assets that will reprice in the event that interest rates fall. As such, we generally expect the Company to benefit from a declining rate environment.
Our policies and procedures provide management with guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. This is overseen and adjusted as needed by our Management Asset Liability Committee on a monthly basis and our Director Asset Liability Committee on a quarterly basis. We have historically managed our sensitivity position within our established guidelines. With the intent of stabilizing or increasing net interest income, management typically deploys the Company’s excess liquidity and seeks to migrate certain earning assets into higher-yielding categories (from investment securities into loans, for example). However, in situations where deposit balances contract, management relies upon various borrowing facilities and/or the use of brokered deposits. The Company monitors the impact of interest rate risk on EVE by reviewing and managing assets and liabilities with varying interest rate risks, such as cash and time deposits. Assets and liabilities are subject to fluctuations at each measurement date based on the composition of the balance sheet at each measurement date. EVE results are compared to previous periods and established policies on a quarterly basis.
As of June 30, 2024, the overnight Federal Funds rate (the rate used in the interest rate shock scenarios listed below) was 5.33%. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
Table 30 summarizes the estimated effect on net interest income and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of June 30, 2024 and December 31, 2023.

Table 30: Estimated Effect on Net Interest Income and EVE from Changing Interest Rates
	June 30, 2024		December 31, 2023
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	(13.12)%	(16.44)%	(13.73)%	(22.17)%
+200 (shock)	(8.69)%	(11.25)%	(9.02)%	(15.23)%
+100 (shock)	(4.30)%	(5.79)%	(4.63)%	(7.90)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	4.30%	5.80%	4.43%	8.09%
-200 (shock)	8.55%	11.00%	8.93%	14.76%
-300 (shock)	13.13%	16.55%	13.72%	22.38%

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2024 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, such controls.

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
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Five Star Bancorp
(registrant)

August 6, 2024	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

August 6, 2024	/s/ Heather C. Luck
Date	Heather C. Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)