Form 10-Q
period 2024-09-30
FIVE STAR BANCORP
filed 2024-11-07
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Yes ☐ No ☒
As of November 4, 2024, there were 21,319,083 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
September 30, 2024

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from financial institutions	$44,531	$26,986
Interest-bearing deposits in banks	206,321	294,590
Cash and cash equivalents	250,852	321,576
Time deposits in banks	4,118	5,858
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023 (amortized cost of $118,053 and $124,788 at September 30, 2024 and December 31, 2023, respectively)	104,238	108,083
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at September 30, 2024 and December 31, 2023 (fair value of $2,643 and $2,913 at September 30, 2024 and December 31, 2023, respectively)	2,720	3,077
Loans held for sale	2,910	11,464
Loans held for investment	3,460,565	3,081,719
Allowance for credit losses	(37,583)	(34,431)
Loans held for investment, net of allowance for credit losses	3,422,982	3,047,288
FHLB stock	15,000	15,000
Operating leases, right-of-use asset, net	6,590	5,284
Premises and equipment, net	1,657	1,623
Bank-owned life insurance	19,192	17,180
Interest receivable and other assets	56,745	56,692
Total assets	$3,887,004	$3,593,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$906,939	$831,101
Interest-bearing	2,493,040	2,195,795
Total deposits	3,399,979	3,026,896
Borrowings:
Subordinated notes, net	73,859	73,749
Other borrowings	—	170,000
Operating lease liability	7,101	5,603
Interest payable and other liabilities	16,135	31,103
Total liabilities	3,497,074	3,307,351
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, no par value; 100,000,000 shares authorized; 21,319,583 shares issued and outstanding at September 30, 2024; 17,256,989 shares issued and outstanding at December 31, 2023	302,251	220,505
Retained earnings	97,411	77,036
Accumulated other comprehensive loss, net of taxes	(9,732)	(11,767)
Total shareholders’ equity	389,930	285,774
Total liabilities and shareholders’ equity	$3,887,004	$3,593,125
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Interest and fee income:
Loans, including fees	$50,390	$41,861	$140,538	$119,284
Taxable securities	445	472	1,396	1,401
Nontaxable securities	175	181	527	548
Interest-bearing deposits in banks	1,657	2,584	6,745	6,969
Total interest and fee income	52,667	45,098	149,206	128,202

Interest expense:
Deposits	21,076	16,386	59,304	39,733
Subordinated notes	1,161	1,161	3,484	3,484
Other borrowings	44	75	196	783
Total interest expense	22,281	17,622	62,984	44,000

Net interest income	30,386	27,476	86,222	84,202
Provision for credit losses	2,750	1,050	5,650	3,200
Net interest income after provision for credit losses	27,636	26,426	80,572	81,002

Non-interest income:
Service charges on deposit accounts	165	158	542	410
Gain on sale of loans	306	396	1,124	1,635
Loan-related fees	406	355	1,205	1,052
FHLB stock dividends	327	274	988	656
Earnings on BOLI	162	127	462	355
Other	15	74	466	1,467
Total non-interest income	1,381	1,384	4,787	5,575

Non-interest expense:
Salaries and employee benefits	7,969	6,876	23,349	19,915
Occupancy and equipment	626	561	1,898	1,635
Data processing and software	1,327	1,020	3,719	2,905
FDIC insurance	405	375	1,195	1,187
Professional services	830	700	2,304	1,917
Advertising and promotional	584	535	1,659	1,686
Loan-related expenses	292	345	886	924
Other operating expenses	1,743	1,603	4,995	4,943
Total non-interest expense	13,776	12,015	40,005	35,112

Income before provision for income taxes	15,241	15,795	45,354	51,465

Provision for income taxes	4,300	4,750	13,000	14,530

Net income	$10,941	$11,045	$32,354	$36,935

Basic earnings per common share	$0.52	$0.64	$1.63	$2.15
Diluted earnings per common share	$0.52	$0.64	$1.63	$2.15
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$10,941	$11,045	$32,354	$36,935

Unrealized gain (loss) on securities:
Net unrealized holding gain (loss) on securities available-for-sale during the period	3,549	(4,195)	2,889	(3,516)
Less: Income tax expense (benefit) related to items of other comprehensive income (loss)	1,049	(1,240)	854	(1,039)
Other comprehensive income (loss)	2,500	(2,955)	2,035	(2,477)

Total comprehensive income	$13,441	$8,090	$34,389	$34,458
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2024 and 2023
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at June 30, 2023	17,257,357	$220,021	$62,095	$(12,976)	$269,140
Net income	—	—	11,045	—	11,045
Other comprehensive loss	—	—	—	(2,955)	(2,955)
Stock compensation expense	—	245	—	—	245
Cash dividends paid ($0.20 per share)	—	—	(3,451)	—	(3,451)
Balance at September 30, 2023	17,257,357	$220,266	$69,689	$(15,931)	$274,024

Balance at June 30, 2024	21,319,583	$301,968	$90,734	$(12,232)	$380,470
Net income	—	—	10,941	—	10,941
Other comprehensive income	—	—	—	2,500	2,500
Stock compensation expense	—	283	—	—	283
Cash dividends paid ($0.20 per share)	—	—	(4,264)	—	(4,264)
Balance at September 30, 2024	21,319,583	$302,251	$97,411	$(9,732)	$389,930
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2022	17,241,926	$219,543	$46,736	$(13,454)	$252,825
Cumulative effect of adoption of ASC 326 on retained earnings	—	—	(4,491)	—	(4,491)
Net income	—	—	36,935	—	36,935
Other comprehensive loss	—	—	—	(2,477)	(2,477)
Stock issued under stock award plans	16,978	—	—	—	—
Stock compensation expense	—	723	—	—	723
Stock forfeitures	(1,547)	—	—	—	—
Cash dividends paid ($0.55 per share)	—	—	(9,491)	—	(9,491)
Balance at September 30, 2023	17,257,357	$220,266	$69,689	$(15,931)	$274,024

Balance at December 31, 2023	17,256,989	$220,505	$77,036	$(11,767)	$285,774
Net income	—	—	32,354	—	32,354
Other comprehensive income	—	—	—	2,035	2,035
Common stock issued	3,967,500	80,870	—	—	80,870
Stock issued under stock award plans	96,380	—	—	—	—
Stock compensation expense	—	876	—	—	876
Stock forfeitures	(1,286)	—	—	—	—
Cash dividends paid ($0.60 per share)	—	—	(11,979)	—	(11,979)
Balance at September 30, 2024	21,319,583	$302,251	$97,411	$(9,732)	$389,930
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$32,354	$36,935
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,650	3,200
Depreciation and amortization	1,407	1,227
Amortization of deferred loan fees and costs	(272)	125
Amortization of premiums and discounts on securities	721	886
Amortization of subordinated note issuance costs	109	107
Stock compensation expense	876	723
Earnings on BOLI	(462)	(355)
Deferred tax provision	24	79
Loans originated for sale	(19,358)	(39,915)
Gain on sale of loans	(1,124)	(1,635)
Gross proceeds from sale of loans	17,572	32,224
Gain on partial sale of equity investment	(242)	(1,274)
Net changes in:
Interest receivable and other assets	1,459	(5,523)
Interest payable and other liabilities	(4,195)	14,457
Operating lease liability	(727)	(714)
Net cash provided by operating activities	33,792	40,547
Cash flows from investing activities:
Maturities, prepayments, and calls of securities available-for-sale	6,370	8,134
Capital call for equity investment	(2,802)	—
Proceeds received from equity investment	530	—
Low income housing tax credits	(10,559)	—
Net change in time deposits in banks	1,740	2,878
Loan originations, net of repayments	(369,697)	(212,137)
Purchase of premises and equipment	(522)	(470)
Purchase of FHLB stock	—	(4,110)
Purchase of BOLI	(1,550)	(2,000)
Net cash used in investing activities	(376,490)	(207,705)
Cash flows from financing activities:
Net change in deposits	373,083	250,206
Proceeds from issuance of stock, net of issuance costs	80,870	—
Payments on other borrowings	(170,000)	(10,000)
Cash dividends paid	(11,979)	(9,491)
Net cash provided by financing activities	271,974	230,715
Net change in cash and cash equivalents	(70,724)	63,557
Cash and cash equivalents at beginning of period	321,576	259,991
Cash and cash equivalents at end of period	$250,852	$323,548

Supplemental disclosure of cash flow information:
Interest paid	$65,223	$43,817
Income taxes paid	11,388	1,480
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	11,464	9,416
Unrealized gain (loss) on securities	2,889	(3,516)
Operating lease liabilities exchanged for ROUA	2,225	1,513
ROUA acquired	(2,225)	(1,534)
See accompanying notes to the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1: Basis of Presentation and Summary of Significant Accounting Policies
(a) Organization
Five Star Bank (the “Bank”) was chartered on October 26, 1999 and began operations on December 20, 1999. Five Star Bancorp (“Bancorp” or the “Company”) was incorporated on September 16, 2002 and subsequently obtained approval from the Federal Reserve to become a bank holding company in connection with its acquisition of the Bank. The Company became the sole shareholder of the Bank on June 2, 2003 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.
The Company, through the Bank, provides financial services to customers who are predominately small and middle-market businesses, professionals, and individuals residing in the Northern California region. The Company’s primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit, and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has eight branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, Yuba City, and San Francisco.
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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2024.
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
The Company has determined loan pools based primarily on regulatory reporting codes, as the loans within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed. The Company further stratified the following portfolios as the loans in these pools have different repayment structures and credit risk characteristics: Multifamily portfolio into traditional Multifamily loans and Manufactured Home Community (“MHC”) loans, CRE Non-Owner Occupied portfolio into traditional CRE Non-Owner Occupied loans and RV Park loans, and C&I portfolio into traditional C&I loans and SBA loans. The Company also stratified C&I loans and consumer loans that do not require reserves, as the Company has third-party agreements in place to cover credit losses. The Company has identified the following pools subject to an estimate of credit loss: (1) 1-4 Family Construction; (2) Other Construction; (3) Farmland; (4) Revolving Secured by 1-4 Family; (5) Residential Secured by First Liens; (6) Residential Secured by Junior Liens; (7) Multifamily; (8) Multifamily MHC; (9) CRE Owner Occupied; (10) CRE Non-Owner Occupied; (11) CRE Non-Owner Occupied RV Park; (12) Agriculture; (13) C&I; (14) C&I SBA; (15) Consumer; and (16) Municipal.

With the exception of the C&I SBA pool, the Company has determined, given its limited loss experience, that peer data and other external data to support loss history provides the best basis for its assessment of expected credit losses. The Company believes that the use of peer loss data from March 31, 2004 through December 31, 2019 and January 31, 2022 through March 31, 2024 presents loss histories that appropriately reflect a full economic cycle, reflects asset-specific risk characteristics at each pool level identified, and includes a historical look-back period that is objective and reflective of future expected credit losses. Loss data from 2020 and beyond was excluded from the data set to exclude pandemic-related data from the model.
During the three months ended September 30, 2024, the Company segregated RV Park loans from the CRE Non-Owner Occupied portfolio, as the Company identified a data source to provide sufficient historical peer loss data specific to RV Park loans. This segregation now adjusts for differences in the risk characteristics and performance of RV Parks compared to standard CRE Non-Owner Occupied properties. The Company used calculations of individual probability of default and loss given default on a loan-by-loan basis to derive an estimated loss rate. This adjustment reduced the required reserves related to the RV Park pool by approximately $3.3 million.
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
Table 2.1 summarizes the Company’s assets and liabilities required to be recorded at fair value on a recurring basis.

Table 2.1: Fair Value on a Recurring Basis
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
September 30, 2024
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$104,238	$—	$104,238	$—	OCI
Derivatives – interest rate swap	—	—	—	—	NI
Liabilities:
Derivatives – interest rate swap	—	—	—	—	NI

December 31, 2023
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$108,083	$—	$108,083	$—	OCI
Derivatives – interest rate swap	10	—	10	—	NI
Liabilities:
Derivatives – interest rate swap	10	—	10	—	NI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of September 30, 2024 and December 31, 2023, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both the Company’s credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to the Company. There was no carrying value or fair value for interest rate swaps as of September 30, 2024.
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of September 30, 2024 and December 31, 2023, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.
Disclosures about Fair Value of Financial Instruments
Table 2.2 is a summary of fair value estimates for financial instruments as of September 30, 2024 and December 31, 2023. The carrying amounts in Table 2.2 are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

Table 2.2: Fair Value Estimates for Financial Instruments
	September 30, 2024			December 31, 2023
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$250,852	$250,852	Level 1	$321,576	$321,576	Level 1
Time deposits in banks	4,118	4,118	Level 1	5,858	5,858	Level 1
Securities available-for-sale	104,238	104,238	Level 2	108,083	108,083	Level 2
Securities held-to-maturity	2,720	2,643	Level 3	3,077	2,913	Level 3
Loans held for sale	2,910	3,222	Level 2	11,464	12,626	Level 2
Loans held for investment, net of allowance for credit losses	3,422,982	3,317,617	Level 3	3,047,288	2,891,925	Level 3
FHLB stock and other investments	24,112	N/A	N/A	21,801	N/A	N/A
Interest rate swap	—	—	Level 2	10	10	Level 2
Financial liabilities:
Interest rate swap	$—	$—	Level 2	$10	$10	Level 2
Time deposits	491,008	490,613	Level 2	466,572	465,205	Level 2
Subordinated notes	73,859	73,335	Level 3	73,749	72,693	Level 3
Other borrowings	—	—	Level 2	170,000	170,000	Level 2

The Company used the following methods and assumptions to estimate the fair value of its financial instruments at September 30, 2024 and December 31, 2023:
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
A summary of the amortized cost and fair value related to securities held-to-maturity as of September 30, 2024 and December 31, 2023 is presented in Table 3.1. Securities held-to-maturity had a $20.0 thousand allowance for credit losses as of September 30, 2024 and December 31, 2023.

Table 3.1: Securities Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
September 30, 2024
Obligations of states and political subdivisions	$2,720	$—	$(77)	$2,643
Total held-to-maturity	$2,720	$—	$(77)	$2,643
December 31, 2023
Obligations of states and political subdivisions	$3,077	$—	$(164)	$2,913
Total held-to-maturity	$3,077	$—	$(164)	$2,913
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
A summary of the amortized cost and fair value related to securities available-for-sale as of September 30, 2024 and December 31, 2023 is presented in Table 3.2. Securities available-for-sale did not have an allowance for credit losses as of September 30, 2024 or December 31, 2023.

Table 3.2: Securities Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
September 30, 2024
U.S. government agency securities	$8,807	$140	$(82)	$8,865
Mortgage-backed securities	64,030	23	(9,327)	54,726
Obligations of states and political subdivisions	42,895	6	(4,421)	38,480
Collateralized mortgage obligations	321	—	(20)	301
Corporate bonds	2,000	—	(134)	1,866
Total available-for-sale	$118,053	$169	$(13,984)	$104,238
December 31, 2023
U.S. government agency securities	$10,548	$142	$(149)	$10,541
Mortgage-backed securities	68,585	7	(11,619)	56,973
Obligations of states and political subdivisions	43,288	12	(4,841)	38,459
Collateralized mortgage obligations	367	—	(35)	332
Corporate bonds	2,000	—	(222)	1,778
Total available-for-sale	$124,788	$161	$(16,866)	$108,083

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2024 and December 31, 2023 are shown in Table 3.3. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3.3: Contractual Maturities - Investment Securities
(in thousands)	September 30, 2024				December 31, 2023
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$210	$204	$—	$—	$277	$263	$—	$—
After one but within five years	945	918	802	756	935	885	394	367
After five years through ten years	1,380	1,341	9,247	8,379	1,365	1,292	6,407	5,838
After ten years	185	180	32,846	29,345	500	473	36,487	32,254

Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	8,807	8,865	—	—	10,548	10,541
Mortgage-backed securities	—	—	64,030	54,726	—	—	68,585	56,973
Collateralized mortgage obligations	—	—	321	301	—	—	367	332
Corporate bonds	—	—	2,000	1,866	—	—	2,000	1,778
Total	$2,720	$2,643	$118,053	$104,238	$3,077	$2,913	$124,788	$108,083

There were no purchases or sales of investment securities during the three and nine months ended September 30, 2024 and September 30, 2023.
Pledged investment securities are shown in Table 3.4.

Table 3.4: Pledged Investment Securities
(in thousands)	September 30, 2024	December 31, 2023
Pledged to:
The State of California, securing deposits of public funds and borrowings	$53,377	$55,435
The Federal Reserve Discount Window, increasing borrowing capacity	47,387	48,964
Total pledged investment securities	$100,764	$104,399
Table 3.5 details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023.

Table 3.5: Securities Available-for-Sale in Continuous Unrealized Loss Positions
(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2024
U.S. government agency securities	$865	$(3)	$4,796	$(79)	$5,661	$(82)
Mortgage-backed securities	—	—	53,376	(9,327)	53,376	(9,327)
Obligations of states and political subdivisions	—	—	36,966	(4,421)	36,966	(4,421)
Collateralized mortgage obligations	—	—	301	(20)	301	(20)
Corporate bonds	—	—	1,866	(134)	1,866	(134)
Total temporarily impaired securities	$865	$(3)	$97,305	$(13,981)	$98,170	$(13,984)

December 31, 2023
U.S. government agency securities	$1,130	$(14)	$7,081	$(135)	$8,211	$(149)
Mortgage-backed securities	—	—	55,609	(11,619)	55,609	(11,619)
Obligations of states and political subdivisions	—	—	36,930	(4,841)	36,930	(4,841)
Collateralized mortgage obligations	—	—	332	(35)	332	(35)
Corporate bonds	—	—	1,778	(222)	1,778	(222)
Total temporarily impaired securities	$1,130	$(14)	$101,730	$(16,852)	$102,860	$(16,866)
There were 145 and 149 available-for-sale securities in unrealized loss positions at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the investment portfolio included 143 investment securities that had been in a continuous loss position for twelve months or more and two investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at September 30, 2024 and December 31, 2023, which had been in a continuous loss position for more than twelve months.
Obligations issued or guaranteed by government agencies such as the GNMA and the SBA or GSEs under conservatorship such as the FNMA and the FHLMC, are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.

The Company’s investment in obligations of states and political subdivisions is deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million of FHLB stock at September 30, 2024 and December 31, 2023. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at September 30, 2024 or December 31, 2023.

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

Table 4.1: Loans Outstanding
(in thousands)	September 30, 2024	December 31, 2023
Real estate:
Commercial	$2,812,600	$2,685,419
Commercial land and development	4,709	15,551
Commercial construction	92,841	62,863
Residential construction	3,452	15,456
Residential	33,415	25,893
Farmland	47,907	51,669
Commercial:
Secured	171,855	165,109
Unsecured	25,011	23,850
Consumer and other	270,760	38,166
Subtotal	3,462,550	3,083,976
Net deferred loan fees	(1,985)	(2,257)
Loans held for investment	3,460,565	3,081,719
Allowance for credit losses	(37,583)	(34,431)
Loans held for investment, net of allowance for credit losses	$3,422,982	$3,047,288
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
Real estate loans: Real estate loans are subject to underwriting standards and processes similar to those for commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected than other loans by conditions in the real estate market or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria.
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

Table 4.2: Loans by Risk Category and Vintage

	Amortized Cost Basis by Origination Year as of September 30, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$323,066	$322,516	$909,581	$638,479	$212,289	$323,331	$3,141	$—	$2,732,403
Watch	643	—	36,825	25,597	10,967	338	1,392	—	75,762
Substandard	—	—	—	—	—	1,786	—	—	1,786
Total	323,709	322,516	946,406	664,076	223,256	325,455	4,533	—	2,809,951
Commercial land and development
Pass	1,610	1,000	1,247	—	181	676	—	—	4,714
Total	1,610	1,000	1,247	—	181	676	—	—	4,714
Commercial construction
Pass	4,723	55,650	15,068	—	11,231	5,898	—	—	92,570
Total	4,723	55,650	15,068	—	11,231	5,898	—	—	92,570
Residential construction
Pass	3,452	—	—	—	—	—	—	—	3,452
Total	3,452	—	—	—	—	—	—	—	3,452
Residential
Pass	5,677	4,800	2,890	9,532	2,221	6,481	1,832	—	33,433
Total	5,677	4,800	2,890	9,532	2,221	6,481	1,832	—	33,433
Farmland
Pass	1,111	2,067	7,045	11,572	7,105	17,693	—	—	46,593
Watch	502	—	795	—	—	—	—	—	1,297
Total	1,613	2,067	7,840	11,572	7,105	17,693	—	—	47,890
Commercial:
Secured
Pass	21,022	22,762	23,239	10,563	9,838	15,982	55,384	—	158,790
Watch	—	252	9,546	2,549	97	1,263	—	—	13,707
Substandard	—	—	—	—	—	54	—	—	54
Total	21,022	23,014	32,785	13,112	9,935	17,299	55,384	—	172,551
Unsecured
Pass	3,226	4,740	2,826	3,761	5,441	1,787	3,246	—	25,027
Total	3,226	4,740	2,826	3,761	5,441	1,787	3,246	—	25,027
Consumer and other
Pass	219,870	35,931	8,550	6,379	5	232	—	—	270,967
Substandard	—	—	10	—	—	—	—	—	10
Total	219,870	35,931	8,560	6,379	5	232	—	—	270,977
Total
Pass	583,757	449,466	970,446	680,286	248,311	372,080	63,603	—	3,367,949
Watch	1,145	252	47,166	28,146	11,064	1,601	1,392	—	90,766
Substandard	—	—	10	—	—	1,840	—	—	1,850
Total	$584,902	$449,718	$1,017,622	$708,432	$259,375	$375,521	$64,995	$—	$3,460,565

Table 4.2: Loans by Risk Category and Vintage (continued)

	Amortized Cost Basis by Origination Year as of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$329,876	$992,181	$714,965	$238,655	$128,424	$247,030	$4,685	$—	$2,655,816
Watch	—	8,534	6,274	4,727	574	4,896	—	—	25,005
Substandard	—	—	—	—	—	1,890	—	—	1,890
Total	329,876	1,000,715	721,239	243,382	128,998	253,816	4,685	—	2,682,711
Commercial land and development
Pass	11,388	3,229	—	184	—	733	—	—	15,534
Total	11,388	3,229	—	184	—	733	—	—	15,534
Commercial construction
Pass	9,074	32,154	4,189	11,230	—	5,897	—	—	62,544
Total	9,074	32,154	4,189	11,230	—	5,897	—	—	62,544
Residential construction
Pass	2,412	9,128	3,912	—	—	—	—	—	15,452
Total	2,412	9,128	3,912	—	—	—	—	—	15,452
Residential
Pass	4,838	3,964	6,244	2,279	1,182	5,995	1,420	—	25,922
Total	4,838	3,964	6,244	2,279	1,182	5,995	1,420	—	25,922
Farmland
Pass	2,311	8,037	12,678	7,860	12,365	8,391	4	—	51,646
Total	2,311	8,037	12,678	7,860	12,365	8,391	4	—	51,646
Commercial:
Secured
Pass	25,299	28,879	14,304	12,164	9,918	10,363	50,020	—	150,947
Watch	189	8,802	2,705	63	154	941	1,727	—	14,581
Substandard	—	—	—	—	45	27	—	—	72
Total	25,488	37,681	17,009	12,227	10,117	11,331	51,747	—	165,600
Unsecured
Pass	3,891	3,782	4,902	5,963	2,240	7	3,072	—	23,857
Total	3,891	3,782	4,902	5,963	2,240	7	3,072	—	23,857
Consumer and other
Pass	18,489	11,359	8,264	6	—	307	—	—	38,425
Watch	—	16	—	—	—	—	—	—	16
Substandard	—	12	—	—	—	—	—	—	12
Total	18,489	11,387	8,264	6	—	307	—	—	38,453
Total
Pass	407,578	1,092,713	769,458	278,341	154,129	278,723	59,201	—	3,040,143
Watch	189	17,352	8,979	4,790	728	5,837	1,727	—	39,602
Substandard	—	12	—	—	45	1,917	—	—	1,974
Total	$407,767	$1,110,077	$778,437	$283,131	$154,902	$286,477	$60,928	$—	$3,081,719
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

Table 4.3 shows the age analysis of past due loans by class as of the dates shown.

Table 4.3: Age Analysis of Past Due Loans by Class
(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
September 30, 2024
Real estate:
Commercial	$—	$—	$—	$—	$2,809,951	$2,809,951
Commercial land and development	—	—	—	—	4,714	4,714
Commercial construction	—	—	—	—	92,570	92,570
Residential construction	—	—	—	—	3,452	3,452
Residential	—	—	—	—	33,433	33,433
Farmland	—	—	—	—	47,890	47,890
Commercial:
Secured	336	93	—	429	172,122	172,551
Unsecured	—	—	—	—	25,027	25,027
Consumer and other	154	11	—	165	270,812	270,977
Total	$490	$104	$—	$594	$3,459,971	$3,460,565

December 31, 2023
Real estate:
Commercial	$—	$—	$—	$—	$2,682,711	$2,682,711
Commercial land and development	—	—	—	—	15,534	15,534
Commercial construction	—	—	—	—	62,544	62,544
Residential construction	—	—	—	—	15,452	15,452
Residential	—	—	—	—	25,922	25,922
Farmland	—	—	—	—	51,646	51,646
Commercial:
Secured	—	—	—	—	165,600	165,600
Unsecured	—	—	—	—	23,857	23,857
Consumer and other	76	—	—	76	38,377	38,453
Total	$76	$—	$—	$76	$3,081,643	$3,081,719
There were no loans greater than 90 days past due and still accruing interest income as of September 30, 2024 or December 31, 2023.
No collateral dependent loans were in process of foreclosure at September 30, 2024 or December 31, 2023.

Non-accrual loans, segregated by class, as of September 30, 2024 and December 31, 2023 are shown in Table 4.4.

Table 4.4: Nonaccrual Loans
(in thousands)	September 30, 2024	December 31, 2023
Real estate:
Commercial	$1,787	$1,893
Commercial:
Secured	54	72
Total non-accrual loans	$1,841	$1,965
No interest income was recognized on non-accrual loans in the three and nine months ended September 30, 2024 or September 30, 2023. Non-accrual real estate loans did not have an allowance for credit losses as of September 30, 2024. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $37.8 thousand and $115.2 thousand for the three and nine months ended September 30, 2024, respectively, as compared to $27.1 thousand and $62.3 thousand for the three and nine months ended September 30, 2023, respectively.
Allowance for Credit Losses
Table 4.5 discloses activity in the allowance for credit losses for the periods indicated.

Table 4.5: Allowance for Credit Losses
(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended September 30, 2024
Real estate:
Commercial	$24,708	$—	$—	$—	$1,509	$26,217
Commercial land and development	72	—	—	—	17	89
Commercial construction	1,097	—	—	—	659	1,756
Residential construction	100	—	—	—	(53)	47
Residential	195	—	—	—	89	284
Farmland	402	—	—	—	179	581
Commercial:
Secured	7,386	—	(837)	53	(553)	6,049
Unsecured	214	—	(5)	34	8	251
Consumer and other	1,232	—	(59)	41	1,095	2,309
Total	$35,406	$—	$(901)	$128	$2,950	$37,583

Table 4.5: Allowance for Credit Losses (continued)
(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended September 30, 2023
Real estate:
Commercial	$27,553	$—	$—	$—	$348	$27,901
Commercial land and development	184	—	—	—	14	198
Commercial construction	1,212	—	—	—	8	1,220
Residential construction	217	—	—	—	(102)	115
Residential	152	—	—	—	(1)	151
Farmland	236	—	—	—	157	393
Commercial:
Secured	3,751	—	(1,245)	219	736	3,461
Unsecured	209	—	—	—	4	213
Consumer and other	470	—	(187)	207	(114)	376
Total	$33,984	$—	$(1,432)	$426	$1,050	$34,028

Nine months ended September 30, 2024
Real estate:
Commercial	$29,015	$—	$—	$—	$(2,798)	$26,217
Commercial land and development	178	—	—	—	(89)	89
Commercial construction	718	—	—	—	1,038	1,756
Residential construction	89	—	—	—	(42)	47
Residential	151	—	—	—	133	284
Farmland	399	—	—	—	182	581
Commercial:
Secured	3,314	—	(3,075)	292	5,518	6,049
Unsecured	189	—	(75)	34	103	251
Consumer and other	378	—	(202)	228	1,905	2,309
Total	$34,431	$—	$(3,352)	$554	$5,950	$37,583

Nine months ended September 30, 2023
Real estate:
Commercial	$19,216	$7,606	$—	$—	$1,079	$27,901
Commercial land and development	54	74	—	—	70	198
Commercial construction	645	882	—	—	(307)	1,220
Residential construction	49	81	—	—	(15)	115
Residential	175	3	—	—	(27)	151
Farmland	644	(396)	—	—	145	393
Commercial:
Secured	7,098	(3,060)	(2,856)	358	1,921	3,461
Unsecured	116	37	—	—	60	213
Consumer and other	347	80	(709)	714	(56)	376
Unallocated	45	(45)	—	—	—	—
Total	$28,389	$5,262	$(3,565)	$1,072	$2,870	$34,028

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the unaudited consolidated statements of income.

Table 4.6: Unfunded Loan Commitment Reserves
	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance at beginning of period	$1,147	$1,547	$1,247	$125
Effect of adoption of ASC 326	—	—	—	1,092
Provision	(200)	—	(300)	330
Balance at end of period	$947	$1,547	$947	$1,547
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.8 billion and $1.7 billion at September 30, 2024 and December 31, 2023, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $1.2 billion at September 30, 2024 and December 31, 2023, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 6, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Table 5.1 shows the composition of interest-bearing deposits as of September 30, 2024 and December 31, 2023.

Table 5.1: Interest-Bearing Deposits
(in thousands)	September 30, 2024	December 31, 2023
Interest-bearing transaction accounts	$324,028	$320,356
Savings accounts	131,561	126,498
Money market accounts	1,546,443	1,282,369
Time accounts, $250 or more	191,298	344,694
Other time accounts	299,710	121,878
Total interest-bearing deposits	$2,493,040	$2,195,795
Time deposits totaled $491.0 million and $466.6 million as of September 30, 2024 and December 31, 2023, respectively. Scheduled maturities of time deposits as of September 30, 2024 for the next five years are shown in Table 5.2.

Table 5.2: Scheduled Maturities of Time Deposits
(in thousands)
2024	$433,896
2025	53,862
2026	3,013
2027	101
2028	136
Total time deposits	$491,008

Total deposits include deposits offered through the IntraFi Network that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest-bearing transaction deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at September 30, 2024 or December 31, 2023. The composition of network deposits as of September 30, 2024 and December 31, 2023 is shown in Table 5.3.

Table 5.3: Network Deposits
(in thousands)	September 30, 2024	December 31, 2023
CDARS	$18,441	$16,325
ICS	682,050	620,199
Total network deposits	$700,491	$636,524
Table 5.4 presents interest expense recognized on interest-bearing deposits for the periods ended September 30, 2024 and 2023.

Table 5.4: Interest Expense Recognized on Interest-Bearing Deposits
	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest-bearing transaction accounts	$1,237	$972	$3,467	$2,230
Savings accounts	979	880	2,697	2,182
Money market accounts	14,688	9,536	40,231	23,108
Time accounts, $250 or more	2,387	3,865	8,622	8,462
Other time accounts	1,785	1,133	4,287	3,751
Total interest expense on interest-bearing deposits	$21,076	$16,386	$59,304	$39,733
Note 6: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (7.93% as of September 30, 2024) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.3 million has been amortized as of September 30, 2024. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At September 30, 2024 and December 31, 2023, the carrying value of the Company’s subordinated notes outstanding was $73.9 million and $73.7 million, respectively.
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

Table 6.1: Financing Availability with the FHLB
(in thousands)	September 30, 2024	December 31, 2023
Total financing ability from the FHLB	$1,123,388	$996,712
Less: outstanding borrowings	—	170,000
Less: LCs pledged to secure State of California deposits	146,500	271,500
Less: LCs pledged to secure local agency deposits	421,000	410,000
Total LCs issued	567,500	681,500
Available borrowing capacity with the FHLB	$555,888	$145,212
At September 30, 2024 and December 31, 2023, the Company had the ability to borrow from the Federal Reserve Discount Window. At September 30, 2024 and December 31, 2023, the borrowing capacity under this arrangement was $858.3 million and $770.6 million, respectively. There were no amounts outstanding at September 30, 2024 or December 31, 2023. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.
At September 30, 2024 and December 31, 2023, the Company had five unsecured federal funds lines of credit with its correspondent banks totaling $175.0 million. There were no amounts outstanding at September 30, 2024 or December 31, 2023.
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

Table 7.1: EPS
	Three months ended		Nine months ended
(in thousands, except share count and earnings per common share)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$10,941	$11,045	$32,354	$36,935

Basic weighted average common shares outstanding	21,182,143	17,175,034	19,809,298	17,163,609
Add: Dilutive effects of assumed vesting of restricted stock	50,615	19,791	50,344	22,626
Total dilutive weighted average common shares outstanding	21,232,758	17,194,825	19,859,642	17,186,235
Earnings per common share:
Basic EPS	$0.52	$0.64	$1.63	$2.15
Diluted EPS	$0.52	$0.64	$1.63	$2.15
The Company did not have any anti-dilutive shares at September 30, 2024 or September 30, 2023.

(b) Dividends
On July 18, 2024, the board of directors declared a $0.20 per common share dividend, totaling $4.3 million.
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
Non-cash stock compensation expense recognized for the three months ended September 30, 2024 and 2023 was $0.3 million and $0.2 million, respectively. Non-cash stock compensation expense recognized for the nine months ended September 30, 2024 and 2023 was $0.9 million and $0.7 million, respectively.
At September 30, 2024 and 2023, there were 137,457 and 82,324 unvested restricted shares, respectively. As of September 30, 2024, there was approximately $2.3 million of unrecognized compensation expense related to the 137,457 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits are expected to be recognized over the weighted average term remaining on the unvested restricted shares of 3.14 years as of September 30, 2024. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s unaudited consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 was immaterial.
Table 7.2 summarizes activity related to restricted shares for the periods indicated.

Table 7.2: Restricted Share Activity
	For the three months ended September 30,				For the nine months ended September 30,
	2024		2023		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	137,457	$21.43	82,324	$21.75	69,338	$20.53	96,826	$20.34
Shares granted	—	—	—	—	96,380	21.97	16,978	28.52
Shares vested	—	—	—	—	(26,975)	21.03	(29,933)	20.78
Shares forfeited	—	—	—	—	(1,286)	21.54	(1,547)	26.95
End of the period balance	137,457	$21.43	82,324	$21.75	137,457	$21.43	82,324	$21.75

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

Table 8.1: Unfunded Loan Commitments and Standby Letters of Credit
(in thousands)	September 30, 2024	December 31, 2023
Commercial lines of credit	$203,789	$181,855
Undisbursed commercial real estate loans	102,338	107,712
Undisbursed construction loans	89,710	134,828
Agricultural lines of credit	23,832	24,635
Undisbursed residential real estate loans	7,075	6,538
Undisbursed agricultural real estate loans	—	1,200
Other	1,901	2,119
Total commitments and standby letters of credit	$428,645	$458,887
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $0.9 million as of September 30, 2024 and $1.2 million as of December 31, 2023, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 86.42% of the Company’s loan portfolio at September 30, 2024 and 92.30% of the Company’s loan portfolio at December 31, 2023. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At September 30, 2024, the Company had 101 deposit relationships that exceeded $5.0 million each, totaling $2.1 billion, or approximately 60.58% of total deposits. The Company’s largest single deposit relationship at September 30, 2024 totaled $275.0 million, or approximately 8.09% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled approximately $39.0 million and $22.3 million at September 30, 2024 and December 31, 2023, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Note 9: Subsequent Events
On October 17, 2024, the board of directors of the Company declared a cash dividend of $0.20 per common share, payable on November 12, 2024 to shareholders of record as of November 4, 2024.

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
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2023 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the three months ended March 31, 2024 and June 30, 2024, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through eight branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At September 30, 2024, we had total assets of $3.9 billion, total loans held for investment of $3.5 billion, and total deposits of $3.4 billion.
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
Allowance for Credit Losses (“ACL”)
The ACL represents the estimated probable credit losses in our loan and investment portfolios and is estimated as of September 30, 2024 using CECL. The ACL is established through a provision for credit losses charged to operations. Loans and investments are charged against the ACL when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the ACL.
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
During the three months ended September 30, 2024, we refined our methodology of measuring the ACL on CRE Non-Owner Occupied loans. Within the CRE Non-Owner Occupied portfolio, RV Park loans were segregated from traditional CRE Non-Owner Occupied loans as we identified a data source to provide sufficient historical peer loss data specific to RV Park loans. This segregation now adjusts for differences in the risk characteristics and performance of RV Park loans compared to traditional CRE Non-Owner Occupied properties. We used calculations of individual probability of default and loss given default on a loan-by-loan basis to derive an estimated loss rate. Applying this adjusted loss rate led to a decrease in the ACL for the RV Park pool of approximately $3.3 million as of September 30, 2024.

Executive Summary
Net income for the three and nine months ended September 30, 2024 totaled $10.9 million and $32.4 million, respectively, as compared to net income of $11.0 million and $36.9 million for the three and nine months ended September 30, 2023, respectively.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Deposits. Total deposits increased by $373.1 million from $3.0 billion at December 31, 2023 to $3.4 billion at September 30, 2024. Non-wholesale deposits increased by $323.3 million in the first nine months of 2024 to $3.0 billion. Wholesale deposits, which the Company defines as brokered deposits and public time deposits, increased by $49.8 million in the first nine months of 2024 to $409.9 million. Non-interest-bearing deposits increased by $75.8 million in the first nine months of 2024 to $906.9 million, and represented 26.67% of total deposits at September 30, 2024, as compared to 27.46% of total deposits at December 31, 2023. Our loan to deposit ratio was 101.87% at September 30, 2024, as compared to 102.19% at December 31, 2023.
•Assets. Total assets were $3.9 billion at September 30, 2024, representing a $293.9 million, or 8.18%, increase compared to $3.6 billion at December 31, 2023.
•Loans. Total loans held for investment were $3.5 billion at September 30, 2024, as compared to $3.1 billion at December 31, 2023, an increase of $378.8 million, or 12.29%. The increase was primarily attributable to increases of $232.6 million in consumer and other loans, $127.2 million in commercial real estate loans, and $30.0 million in commercial construction loans, partially offset by decreases in residential construction and commercial land and development loans of $12.0 million and $10.8 million, respectively.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $1.8 million, or 0.05% of total loans held for investment, at September 30, 2024, as compared to $2.0 million, or 0.06% of total loans held for investment, at December 31, 2023. The ratio of the allowance for credit losses to total loans held for investment was 1.09% at September 30, 2024 and 1.12% December 31, 2023.
•Net Interest Margin. Net interest margin was 3.37% and 3.30%, respectively, for the three and nine months ended September 30, 2024, and 3.31% and 3.50%, respectively, for the three and nine months ended September 30, 2023. The increase in net interest margin for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to higher yields on new and repriced loans, partially offset by an increase in interest expense due to larger average deposit balances at higher rates. The decrease in net interest margin between the nine months ended September 30, 2024 and 2023 was primarily due to increases in deposit costs.
•Efficiency Ratio. Efficiency ratio was 43.37% for the three months ended September 30, 2024, up from 41.63% for the corresponding period of 2023, mainly due to increased expenses for employees hired since September 2023 to support expansion into the San Francisco Bay Area.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of September 30, 2024. The total risk-based capital ratio for the Company was 13.94% at September 30, 2024, as compared to 12.30% at December 31, 2023. The Tier 1 leverage ratio was 10.83% at September 30, 2024, as compared to 8.73% at December 31, 2023. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.20 per share on July 18, 2024.

Highlights of our financial results are presented in the following tables:

Table 1: Highlights of Financial Results
(dollars in thousands)	September 30, 2024	December 31, 2023
Selected financial condition data:
Total assets	$3,887,004	$3,593,125
Total loans held for investment	$3,460,565	$3,081,719
Total deposits	$3,399,979	$3,026,896
Total subordinated notes, net	$73,859	$73,749
Total shareholders’ equity	$389,930	$285,774
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.09%	1.12%
Allowance for credit losses to nonperforming loans	2,041.44%	1,752.70%
Nonperforming loans to total loans held for investment	0.05%	0.06%
Capital ratios:
Total capital (to risk-weighted assets)	13.94%	12.30%
Tier 1 capital (to risk-weighted assets)	10.93%	9.07%
Common equity Tier 1 capital (to risk-weighted assets)	10.93%	9.07%
Tier 1 leverage	10.83%	8.73%
Total shareholders’ equity to total assets	10.03%	7.95%
Tangible shareholders’ equity to tangible assets[1]	10.03%	7.95%

Table 2: Highlights of Financial Results (continued)
	For the three months ended		For the nine months ended
(dollars in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Selected operating data:
Net interest income	$30,386	$27,476	$86,222	$84,202
Provision for credit losses	$2,750	$1,050	$5,650	$3,200
Non-interest income	$1,381	$1,384	$4,787	$5,575
Non-interest expense	$13,776	$12,015	$40,005	$35,112
Net income	$10,941	$11,045	$32,354	$36,935

Per common share data:
Earnings per common share:
Basic	$0.52	$0.64	$1.63	$2.15
Diluted	$0.52	$0.64	$1.63	$2.15
Book value per share	$18.29	$15.88	$18.29	$15.88
Tangible book value per share[2]	$18.29	$15.88	$18.29	$15.88

Performance and other financial ratios:
ROAA	1.18%	1.30%	1.21%	1.50%
ROAE	11.31%	16.09%	12.43%	18.70%
Net interest margin	3.37%	3.31%	3.30%	3.50%
Cost of funds	2.72%	2.28%	2.64%	1.96%
Efficiency ratio	43.37%	41.63%	43.96%	39.11%
Cash dividend payout ratio on common stock[3]	38.46%	31.25%	36.81%	25.58%

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

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.
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
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net interest income increased $2.9 million to $30.4 million for the three months ended September 30, 2024 compared to September 30, 2023 and our net interest margin of 3.37% for the three months ended September 30, 2024 increased from 3.31% for the three months ended September 30, 2023. The increase was primarily due to an increase in interest income driven by higher yields on new and repriced loans, partially offset by an increase in interest expense due to larger average deposit balances at higher rates. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 3 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 3: Average Balances, Interest, and Yield/Rate
	For the three months ended September 30, 2024			For the three months ended September 30, 2023
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$126,266	$1,657	5.22%	$198,751	$2,584	5.16%
Investment securities[1,2]	106,256	620	2.32%	112,154	653	2.31%
Loans held for investment and sale[1,3]	3,354,050	50,390	5.98%	2,982,140	41,861	5.57%
Total interest-earning assets[1]	3,586,572	52,667	5.84%	3,293,045	45,098	5.43%
Interest receivable and other assets, net[4]	91,965			77,757
Total assets	$3,678,537			$3,370,802
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$302,188	$1,237	1.63%	$296,230	$972	1.30%
Savings accounts[1]	124,851	979	3.12%	134,920	880	2.59%
Money market accounts[1]	1,578,244	14,688	3.70%	1,328,290	9,536	2.85%
Time accounts[1]	326,640	4,172	5.08%	399,514	4,998	4.96%
Subordinated notes and other borrowings[1]	76,988	1,205	6.23%	79,085	1,236	6.20%
Total interest-bearing liabilities	2,408,911	22,281	3.68%	2,238,039	17,622	3.12%
Demand accounts	852,872			825,254
Interest payable and other liabilities	32,062			35,123
Shareholders’ equity	384,692			272,386
Total liabilities and shareholders’ equity	$3,678,537			$3,370,802
Net interest spread[5]			2.16%			2.31%
Net interest income/margin[6]		$30,386	3.37%		$27,476	3.31%
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

Table 4: Interest Income and Expense Change Analysis
	For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$(958)	$31	$(927)
Investment securities	(36)	3	(33)
Loans held for investment and sale	5,508	3,021	8,529
Total interest-earning assets	4,514	3,055	7,569
Interest-bearing transaction accounts	24	241	265
Savings accounts	(77)	176	99
Money market accounts	2,311	2,841	5,152
Time accounts	(947)	121	(826)
Subordinated notes and other borrowings	(36)	5	(31)
Total interest-bearing liabilities	1,275	3,384	4,659
Changes in net interest income/margin	$3,239	$(329)	$2,910
Net interest income increased $2.9 million and net interest margin increased six basis points for the three months ended September 30, 2024 compared to the same quarter of the prior year. The increase in net interest income is primarily attributable to higher yields on new and repriced loans, partially offset by larger average deposit balances at higher interest rates. Interest income increased by $7.6 million compared to the same quarter of the prior year. The average yield on loans increased 41 basis points compared to the same quarter of the prior year due to increases in interest rates and an increase in average balances of $371.9 million, or 12.47%. The increase in interest income was partially offset by an additional $4.7 million in interest expense compared to the same quarter of the prior year. The average cost of total deposits increased 45 basis points compared to the same quarter of the prior year, due to increases in interest rates and an increase in average balances of $200.6 million, or 6.72%.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net interest income increased $2.0 million, or 2.40%, to $86.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, while our net interest margin of 3.30% for the nine months ended September 30, 2024 decreased 20 basis points when compared to the same period in 2023. The increase in net interest income was primarily due to an increase in interest income driven by higher yields on new and repriced loans, partially offset by an increase in interest expense due to larger average deposit balances at higher rates. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 5 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 5: Average Balances, Interest, and Yield/Rate
(dollars in thousands)	For the nine months ended September 30, 2024			For the nine months ended September 30, 2023
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$169,244	$6,745	5.32%	$192,976	$6,969	4.83%
Investment securities[1,2]	107,081	1,923	2.40%	115,884	1,949	2.25%
Loans held for investment and sale[1,3]	3,211,941	140,538	5.84%	2,911,397	119,284	5.48%
Total interest-earning assets[1]	3,488,266	149,206	5.71%	3,220,257	128,202	5.32%
Interest receivable and other assets, net[4]	89,499			74,184
Total assets	$3,577,765			$3,294,441
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$298,010	$3,467	1.55%	$320,013	$2,230	0.93%
Savings accounts[1]	123,170	2,697	2.92%	143,142	2,182	2.04%
Money market accounts[1]	1,512,349	40,231	3.55%	1,235,375	23,108	2.50%
Time accounts[1]	342,978	12,909	5.03%	357,433	12,213	4.57%
Subordinated notes and other borrowings[1]	78,498	3,680	6.26%	94,923	4,267	6.01%
Total interest-bearing liabilities	2,355,005	62,984	3.57%	2,150,886	44,000	2.74%
Demand accounts	837,604			851,608
Interest payable and other liabilities	37,377			27,883
Shareholders’ equity	347,779			264,064
Total liabilities and shareholders’ equity	$3,577,765			$3,294,441
Net interest spread[5]			2.14%			2.58%
Net interest income/margin[6]		$86,222	3.30%		$84,202	3.50%
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

Table 6: Interest Income and Expense Change Analysis
(In thousands)	For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$(916)	$692	$(224)
Investment securities	(147)	121	(26)
Loans held for investment and sale	13,223	8,031	21,254
Total interest-earning assets	12,160	8,844	21,004
Interest-bearing transaction accounts	(257)	1,494	1,237
Savings accounts	(440)	955	515
Money market accounts	7,381	9,742	17,123
Time accounts	(554)	1,250	696
Subordinated notes and other borrowings	(764)	177	(587)
Total interest-bearing liabilities	5,366	13,618	18,984
Changes in net interest income/margin	$6,794	$(4,774)	$2,020
Net interest income increased $2.0 million, while net interest margin decreased 20 basis points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in net interest income was primarily due to an increase in interest income driven by higher yields on new and repriced loans, partially offset by an increase in interest expense due to larger average deposit balances at higher rates. Interest income increased by $21.0 million compared to the same period of the prior year. The average yield on loans increased 36 basis points compared to the same period of the prior year due to an increase in average balances of $300.5 million, or 10.32%, and increased interest rates on new and repriced loans. The increase in interest income was partially offset by an additional $19.0 million in interest expense compared to the same period of the prior year. The cost of interest-bearing deposits increased 90 basis points compared to the same period of the prior year due to increases in interest rates and an increase in average balances of $220.5 million, or 10.73%. In addition, the average balance of non-interest-bearing deposits decreased by $14.0 million, or 1.64%, compared to the same period of the prior year. While the increase in total interest income more than offset the increase in total interest expense, net interest income relative to interest-earning assets decreased compared to the same period of the prior year.
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
Three months ended September 30, 2024 compared to three months ended September 30, 2023
We recorded a $2.8 million provision for credit losses in the third quarter of 2024, as compared to a $1.1 million provision for credit losses for the same period of 2023. The provision recorded during the three months ended September 30, 2024 reflects loan growth and continued risks associated with general economic forecasts.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
We recorded a $5.7 million provision for credit losses in the first nine months of 2024, as compared to a $3.2 million provision for credit losses for the same period of 2023. The provision recorded during the first nine months of 2024 reflects loan growth and continued risks associated with general economic forecasts.
Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Table 7 details the components of non-interest income for the periods indicated.

Table 7: Non-interest Income
	For the three months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Service charges on deposit accounts	$165	$158	$7	4.43%
Gain on sale of loans	306	396	(90)	(22.73)%
Loan-related fees	406	355	51	14.37%
FHLB stock dividends	327	274	53	19.34%
Earnings on BOLI	162	127	35	27.56%
Other income	15	74	(59)	(79.73)%
Total non-interest income	$1,381	$1,384	$(3)	(0.22)%
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold, partially offset by an improvement in the effective yield of loans sold. During the three months ended September 30, 2024, approximately $4.4 million of loans were sold with an effective yield of 7.03%, as compared to approximately $7.0 million of loans sold with an effective yield of 5.63% during the three months ended September 30, 2023.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Table 8 details the components of non-interest income for the periods indicated.

Table 8: Non-interest Income
	For the nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Service charges on deposit accounts	$542	$410	$132	32.20%
Gain on sale of loans	1,124	1,635	(511)	(31.25)%
Loan-related fees	1,205	1,052	153	14.54%
FHLB stock dividends	988	656	332	50.61%
Earnings on BOLI	462	355	107	30.14%
Other income	466	1,467	(1,001)	(68.23)%
Total non-interest income	$4,787	$5,575	$(788)	(14.13)%
Service charges on deposit accounts. The increase resulted primarily from a $0.1 million increase in wire transfer fees recognized during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold, partially offset by an improvement in the effective yield of loans sold period over period. During the nine months ended September 30, 2024, approximately $16.4 million of loans were sold with an effective yield of 6.87%, as compared to approximately $30.6 million of loans sold with an effective yield of 5.34% during the nine months ended September 30, 2023.
Loan-related fees. The increase primarily related to an increase of $0.1 million in swap referral fees recognized during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
FHLB stock dividends. The increase was primarily due to increased yields on dividends received, combined with an increase in the average number of FHLB shares outstanding between September 30, 2023 and September 30, 2024.
Earnings on BOLI. The increase was primarily due to additional policies purchased between September 30, 2023 and September 30, 2024.
Other income. The decrease resulted primarily from the difference between a $1.3 million gain from distributions received on equity investments in venture-backed funds during the nine months ended September 30, 2023 compared to a $0.2 million gain during the nine months ended September 30, 2024.
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
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Table 9 details the components of non-interest expense for the periods indicated.

Table 9: Non-interest Expense
	For the three months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Salaries and employee benefits	$7,969	$6,876	$1,093	15.90%
Occupancy and equipment	626	561	65	11.59%
Data processing and software	1,327	1,020	307	30.10%
FDIC insurance	405	375	30	8.00%
Professional services	830	700	130	18.57%
Advertising and promotional	584	535	49	9.16%
Loan-related expenses	292	345	(53)	(15.36)%
Other operating expenses	1,743	1,603	140	8.73%
Total non-interest expense	$13,776	$12,015	$1,761	14.66%
Salaries and employee benefits. The increase related primarily to: (i) a $1.0 million increase in salaries, benefits, and bonus expense, mainly for employees hired since September 2023 to support expansion into the San Francisco Bay Area; and (ii) a $0.2 million increase in commissions paid, primarily to new employees in the San Francisco Bay Area. This was partially offset by a $0.1 million increase in loan origination costs due to a higher number of loan originations, net of purchased consumer loans, period-over-period.

Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
Professional services. The increase was primarily due to a $0.1 million increase in fees for 2024 audits and examinations.
Other operating expenses. The increase was primarily due to $0.1 million in operational losses on deposit accounts.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Table 10 details the components of non-interest expense for the periods indicated.

Table 10: Non-interest Expense
	For the nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Salaries and employee benefits	$23,349	$19,915	$3,434	17.24%
Occupancy and equipment	1,898	1,635	263	16.09%
Data processing and software	3,719	2,905	814	28.02%
FDIC insurance	1,195	1,187	8	0.67%
Professional services	2,304	1,917	387	20.19%
Advertising and promotional	1,659	1,686	(27)	(1.60)%
Loan-related expenses	886	924	(38)	(4.11)%
Other operating expenses	4,995	4,943	52	1.05%
Total non-interest expense	$40,005	$35,112	$4,893	13.94%
Salaries and employee benefits. The increase was primarily a result of: (i) a $2.5 million increase in salaries, benefits, and bonus expense for new employees hired since September 2023 to support expansion into the San Francisco Bay Area; (ii) a $0.7 million increase in commission expense, primarily due to commissions paid to new employees in the San Francisco Bay Area; and (iii) a $0.2 million decrease in loan origination costs due to fewer loan originations, net of purchased consumer loans, period-over-period.
Occupancy and equipment. The increase related to rent expense for the San Francisco branch office during the nine months ended September 30, 2024, which did not exist for the nine months ended September 30, 2023.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
Professional services. The increase was primarily due to: (i) a $0.3 million increase of audit fees for 2024 audits; and (ii) a $0.2 million increase in IT consulting services due to an overall increase in service charges and product enhancements to existing platforms.
Provision for Income Taxes
Three months ended September 30, 2024 compared to three months ended September 30, 2023
The provision for income taxes was $4.3 million for the three months ended September 30, 2024, a $0.5 million decrease from the three months ended September 30, 2023. This decline was primarily driven by an overall decrease in pre-tax income combined with a $0.2 million adjustment to the provision during the three months ended September 30, 2023 to true-up the year-to-date effective tax rate, which did not occur during the three months ended September 30, 2024. The effective tax rates for the three months ended September 30, 2024 and 2023 were 28.21% and 30.07%, respectively.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
The provision for income taxes was $13.0 million for the nine months ended September 30, 2024, as compared to $14.5 million for the nine months ended September 30, 2023. The decrease was primarily due to an overall decrease in pre-tax income period-over-period, partially offset by a $0.5 million state tax benefit recorded during the nine months ended September 30, 2023 relating to an overall reduction in the state tax blended rate for the Company since its transition to a C Corporation. No such benefit was recorded during the nine months ended September 30, 2024. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 28.66% and 28.23%, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of September 30, 2024 to our financial condition as of December 31, 2023. Table 11 summarizes selected components of our unaudited consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Table 11: Selected Components of Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	September 30, 2024	December 31, 2023
Total assets	$3,887,004	$3,593,125
Cash and cash equivalents	$250,852	$321,576
Total investments	$106,958	$111,160
Loans held for investment	$3,460,565	$3,081,719
Total deposits	$3,399,979	$3,026,896
Subordinated notes, net	$73,859	$73,749
Total shareholders’ equity	$389,930	$285,774
Total Assets
At September 30, 2024, total assets were $3.9 billion, an increase of $293.9 million from $3.6 billion at December 31, 2023, primarily due to a $378.8 million increase in total loans held for investment, partially offset by a $70.7 million decrease in cash and cash equivalents. The $378.8 million increase in total loans held for investment included $254.7 million in purchases of loans within the consumer concentration of the loan portfolio.
Cash and Cash Equivalents
Total cash and cash equivalents were $250.9 million at September 30, 2024, a decrease of $70.7 million from $321.6 million at December 31, 2023. The decrease in cash and cash equivalents was primarily due to a decrease in borrowings of $170.0 million and $389.1 million in loan originations, net of repayments, partially offset by an increase in deposits of $373.1 million, $80.9 million in net proceeds from the 2024 Public Offering (as defined below), and pre-tax income of $45.4 million.
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
Our total securities available-for-sale and held-to-maturity amounted to $107.0 million at September 30, 2024 and $111.2 million at December 31, 2023, representing a decrease of $4.2 million period-over-period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $6.4 million and an unrealized gain on securities of $2.9 million, with the remainder of the change due to amortization of premiums. For the nine months ended September 30, 2024, other comprehensive gain was $2.0 million, primarily due to rate changes and other market conditions on securities.

Table 12 presents the carrying value of our investment portfolio as of the dates indicated.

Table 12: Carrying Value of Investment Securities
	As of
	September 30, 2024		December 31, 2023
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agency securities	$8,865	8.29%	$10,541	9.48%
Mortgage-backed securities	54,726	51.17%	56,973	51.25%
Obligations of states and political subdivisions	38,480	35.98%	38,459	34.60%
Collateralized mortgage obligations	301	0.28%	332	0.30%
Corporate bonds	1,866	1.74%	1,778	1.60%
Total available-for-sale	104,238	97.46%	108,083	97.23%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	2,720	2.54%	3,077	2.77%
Total	$106,958	100.00%	$111,160	100.00%

Table 13 presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of the dates shown.

Table 13: Stated Maturities and Weighted Average Yields - Investment Securities
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
September 30, 2024
Available-for-sale:
U.S. government agency securities	$—	—%	$1,712	5.12%	$372	2.00%	$6,781	5.89%	$8,865	5.58%
Mortgage-backed securities	—	—%	—	—%	547	2.74%	54,179	1.74%	54,726	1.75%
Obligations of states and political subdivisions	—	—%	756	1.17%	8,379	1.62%	29,345	1.79%	38,480	1.74%
Collateralized mortgage obligations	—	—%	—	—%	301	1.76%	—	—%	301	1.76%
Corporate bonds	—	—%	1,866	1.25%	—	—%	—	—%	1,866	1.25%
Total available-for-sale	—	—%	4,334	2.76%	9,599	1.70%	90,305	2.07%	104,238	2.06%
Held-to-maturity:
Obligations of states and political subdivisions	210	6.00%	945	6.00%	1,380	6.00%	185	6.00%	2,720	6.00%
Total	$210	6.00%	$5,279	3.34%	$10,979	2.24%	$90,490	2.07%	$106,958	2.16%

December 31, 2023
Available-for-sale:
U.S. government agency securities	$—	—%	$800	3.44%	$2,010	5.36%	$7,731	5.77%	$10,541	5.51%
Mortgage-backed securities	—	—%	—	—%	609	2.74%	56,364	1.76%	56,973	1.77%
Obligations of states and political subdivisions	—	—%	367	0.84%	5,838	1.71%	32,254	1.76%	38,459	1.74%
Collateralized mortgage obligations	—	—%	—	—%	332	1.76%	—	—%	332	1.76%
Corporate bonds	—	—%	1,778	1.25%	—	—%	—	—%	1,778	1.25%
Total available-for-sale	—	—%	2,945	1.79%	8,789	2.62%	96,349	2.08%	108,083	2.12%
Held-to-maturity:
Obligations of states and political subdivisions	277	6.00%	935	6.00%	1,365	6.00%	500	6.00%	3,077	6.00%
Total	$277	6.00%	$3,880	2.81%	$10,154	3.07%	$96,849	2.10%	$111,160	2.22%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of September 30, 2024 and December 31, 2023, our total loans amounted to $3.5 billion and $3.1 billion, respectively. Table 14 presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

Table 14: Loans Outstanding
	As of
	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,812,600	81.17%	$2,685,419	86.76%
Commercial land and development	4,709	0.14%	15,551	0.50%
Commercial construction	92,841	2.68%	62,863	2.03%
Residential construction	3,452	0.10%	15,456	0.50%
Residential	33,415	0.96%	25,893	0.84%
Farmland	47,907	1.38%	51,669	1.67%
Commercial:
Secured	171,855	4.96%	165,109	5.33%
Unsecured	25,011	0.72%	23,850	0.77%
Consumer and other	270,760	7.81%	38,166	1.23%
Loans held for investment, gross	3,462,550	99.92%	3,083,976	99.63%

Loans held for sale:
Commercial	2,910	0.08%	11,464	0.37%
Total loans, gross	3,465,460	100.00%	3,095,440	100.00%
Net deferred loan fees	(1,985)		(2,257)
Total loans	$3,463,475		$3,093,183
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

Table 15: Commercial Real Estate Loans
(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
September 30, 2024
Manufactured home community	$897,854	31.92%	$1,599,597	14.32%	74.52%
RV Park	367,063	13.05%	642,171	18.06%	75.00%
Retail	269,596	9.59%	538,671	6.59%	73.13%
Industrial	220,032	7.82%	486,264	5.43%	74.24%
Faith-based	181,677	6.46%	485,421	9.40%	73.95%
Mini storage	170,254	6.05%	347,632	16.32%	69.73%
Multifamily	166,383	5.92%	358,612	14.43%	75.00%
All other types[1]	539,741	19.19%	1,160,579	1.90%	151.85%
Total[2]	$2,812,600	100.00%	$5,618,947

December 31, 2023
Manufactured home community	$813,687	30.30%	$1,430,224	16.80%	74.52%
RV Park	343,817	12.80%	599,691	18.29%	75.00%
Retail	273,100	10.17%	540,660	6.89%	74.07%
Multifamily	211,598	7.88%	427,948	13.12%	75.00%
Faith-based	184,799	6.88%	488,160	8.33%	74.54%
Mini storage	176,380	6.57%	358,395	16.56%	70.00%
Industrial	173,192	6.45%	417,439	7.48%	83.26%
Office	135,928	5.06%	298,989	9.07%	73.52%
All other types[1]	372,918	13.89%	756,541	4.00%	152.33%
Total[2]	$2,685,419	100.00%	$5,318,047
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 84.01% of loans held for investment at September 30, 2024. Commercial secured lending represents 4.99% of loans held for investment at September 30, 2024. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 569.86% and 682.72% as of September 30, 2024 and December 31, 2023, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of September 30, 2024. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
Table 16 sets forth the contractual maturities of our loan portfolio as of the dates indicated.

Table 16: Contractual Maturities - Gross Loans
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
September 30, 2024
Real estate:
Commercial	$37,386	$326,867	$2,371,848	$76,499	$2,812,600
Commercial land and development	3,270	454	985	—	4,709
Commercial construction	11,461	50,352	31,028	—	92,841
Residential construction	—	3,452	—	—	3,452
Residential	435	9,764	22,287	929	33,415
Farmland	1,323	6,161	40,423	—	47,907
Commercial:
Secured	47,400	50,601	76,355	409	174,765
Unsecured	3,233	9,843	11,935	—	25,011
Consumer and other	211	12,776	257,773	—	270,760
Total	$104,719	$470,270	$2,812,634	$77,837	$3,465,460

December 31, 2023
Real estate:
Commercial	$57,443	$271,306	$2,284,482	$72,188	$2,685,419
Commercial land and development	11,406	3,353	792	—	15,551
Commercial construction	27,078	10,377	25,408	—	62,863
Residential construction	11,543	3,913	—	—	15,456
Residential	286	5,916	18,735	956	25,893
Farmland	2,835	3,932	44,902	—	51,669
Commercial:
Secured	36,844	48,491	90,826	412	176,573
Unsecured	574	10,789	12,487	—	23,850
Consumer and other	857	5,638	31,671	—	38,166
Total	$148,866	$363,715	$2,509,303	$73,556	$3,095,440

Table 17 sets forth the sensitivity to interest rate changes of our loan portfolio as of the dates shown.

Table 17: Sensitivity to Interest Rates - Gross Loans
(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
September 30, 2024
Real estate:
Commercial	$579,686	$2,232,914	$2,812,600
Commercial land and development	1,427	3,282	4,709
Commercial construction	—	92,841	92,841
Residential construction	—	3,452	3,452
Residential	4,523	28,892	33,415
Farmland	4,926	42,981	47,907
Commercial:
Secured	46,753	128,012	174,765
Unsecured	16,895	8,116	25,011
Consumer and other	270,650	110	270,760
Total	$924,860	$2,540,600	$3,465,460

December 31, 2023
Real estate:
Commercial	$570,385	$2,115,034	$2,685,419
Commercial land and development	10,081	5,470	15,551
Commercial construction	—	62,863	62,863
Residential construction	3,913	11,543	15,456
Residential	1,272	24,621	25,893
Farmland	5,848	45,821	51,669
Commercial:
Secured	38,029	138,544	176,573
Unsecured	16,343	7,507	23,850
Consumer and other	38,081	85	38,166
Total	$683,952	$2,411,488	$3,095,440
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
SBA Loans
During the three and nine months ended September 30, 2024, the Company sold 10 and 50 SBA 7(a) loans, respectively, with government-guaranteed portions totaling $4.4 million and $16.4 million, respectively. The Company received gross proceeds of $4.7 million and $17.5 million on the loans sold during the three and nine months ended September 30, 2024, respectively, resulting in the recognition of net gains on sale of $0.3 million and $1.1 million during the respective periods.
Non-accrual Loans
Table 18 provides details of our nonperforming and restructured assets and certain other related information as of the dates presented.

Table 18: Nonperforming and Restructured Assets
	As of
(dollars in thousands)	September 30, 2024	December 31, 2023
Non-accrual loans:
Real estate:
Commercial	$1,787	$1,893
Commercial:
Secured	54	72
Total non-accrual loans	1,841	1,965

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	1,841	1,965

Real estate owned	87	—
Total nonperforming assets	$1,928	$1,965

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	2,041.44%	1,752.70%
Nonperforming loans to loans held for investment	0.05%	0.06%
Nonperforming assets to total assets	0.05%	0.05%
Nonperforming loans plus performing LMs to loans held for investment	0.05%	0.06%
The ratio of nonperforming loans to loans held for investment was 0.05% at September 30, 2024, decreasing from 0.06% at December 31, 2023.

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

Table 19: Gross Loans Held for Investment by Risk Category
(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
September 30, 2024
Real estate:
Commercial	$2,734,952	$75,861	$1,787	$—	$2,812,600
Commercial land and development	4,709	—	—	—	4,709
Commercial construction	92,841	—	—	—	92,841
Residential construction	3,452	—	—	—	3,452
Residential	33,415	—	—	—	33,415
Farmland	46,610	1,297	—	—	47,907
Commercial:
Secured	158,092	13,709	54	—	171,855
Unsecured	25,011	—	—	—	25,011
Consumer and other	270,751	—	9	—	270,760
Total	$3,369,833	$90,867	$1,850	$—	$3,462,550

December 31, 2023
Real estate:
Commercial	$2,658,504	$25,023	$1,892	$—	$2,685,419
Commercial land and development	15,551	—	—	—	15,551
Commercial construction	62,863	—	—	—	62,863
Residential construction	15,456	—	—	—	15,456
Residential	25,893	—	—	—	25,893
Farmland	51,669	—	—	—	51,669
Commercial:
Secured	150,451	14,586	72	—	165,109
Unsecured	23,850	—	—	—	23,850
Consumer and other	38,139	15	12	—	38,166
Total	$3,042,376	$39,624	$1,976	$—	$3,083,976
Loans designated as watch and substandard, which are not considered adversely classified, increased to $92.7 million at September 30, 2024 from $41.6 million at December 31, 2023. There were no loans with doubtful risk grades at September 30, 2024 or December 31, 2023.
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
At September 30, 2024, the Company’s allowance for credit losses was $37.6 million, as compared to $34.4 million at December 31, 2023. The $3.2 million increase in the allowance is due to a $6.0 million provision for credit losses recorded during the nine months ended September 30, 2024, partially offset by net charge-offs of $2.8 million, mainly attributable to commercial and industrial loans, during the same period.
While the entire allowance for credit losses is available to absorb losses from any and all loans, Table 20 represents management’s allocation of our allowance for credit losses by loan category, and the balance of loans in each category as a percentage of total loans, for the periods indicated.

Table 20: Allocation of the Allowance for Credit Losses
	September 30, 2024		December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	% of Loans to Total Loans	Allowance for Credit Losses	% of Loans to Total Loans
Real estate:
Commercial	$26,217	81.17%	$29,015	86.76%
Commercial land and development	89	0.14%	178	0.50%
Commercial construction	1,756	2.68%	718	2.03%
Residential construction	47	0.10%	89	0.50%
Residential	284	0.96%	151	0.84%
Farmland	581	1.38%	399	1.67%
Commercial:
Secured	6,049	5.04%	3,314	5.70%
Unsecured	251	0.72%	189	0.77%
Consumer and other	2,309	7.81%	378	1.23%
Total allowance for credit losses	$37,583	100.00%	$34,431	100.00%
The ratio of the allowance for credit losses to total loans held for investment was 1.09% at September 30, 2024, as compared to 1.12% at December 31, 2023.

Table 21: Activity Within the Allowance for Credit Losses
	As of and for the three months ended				As of and for the nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$3,350,125		$2,973,842		$3,203,569		$2,901,893

Allowance for credit losses	$35,406		$33,984		$34,431		$28,389
Effect of adoption of ASC 326	—		—		—		5,262

Net (charge-offs) recoveries:
Commercial:
Secured	(784)	(0.02)%	(1,026)	(0.03)%	(2,783)	(0.09)%	(2,498)	(0.09)%
Unsecured	29	—%	—	—%	(41)	—%	—	—%
Consumer and other	(18)	—%	20	—%	26	—%	5	—%
Net charge-offs	(773)	(0.02)%	(1,006)	(0.03)%	(2,798)	(0.09)%	(2,493)	(0.09)%

Provision for credit losses	2,950		1,050		5,950		2,870

Allowance for credit losses	$37,583		$34,028		$37,583		$34,028

Loans held for investment	$3,460,565		$3,009,930		$3,460,565		$3,009,930
Allowance for credit losses to loans held for investment	1.09%		1.13%		1.09%		1.13%
The ratio of the allowance for credit losses to loans held for investment decreased from 1.13% as of September 30, 2023 to 1.09% as of September 30, 2024. Net charge-offs as a percent of average loans held for investment decreased from 0.03% to 0.02% for the three months ended September 30, 2023 and September 30, 2024, respectively. Net charge-offs as a percent of average loans held for investment remained at 0.09% for the nine months ended September 30, 2023 and September 30, 2024, respectively.

Liabilities
During the first nine months of 2024, total liabilities increased by $189.7 million from $3.3 billion as of December 31, 2023 to $3.5 billion as of September 30, 2024. This increase was primarily due to an increase in total deposits of $373.1 million, comprised of an increase of $297.2 million in interest-bearing deposits and an increase of $75.8 million in non-interest-bearing deposits, partially offset by a decrease in borrowings of $170.0 million. The $297.2 million increase in interest-bearing deposits included an increase in non-wholesale deposits of $323.3 million, an increase in brokered deposits of $174.8 million, and a decrease in public time deposits of $125.0 million.
Deposits
Representing 97.22% of our total liabilities as of September 30, 2024, deposits are our primary source of funding for our business operations.
Total deposits increased by $373.1 million, or 12.33%, to $3.4 billion at September 30, 2024 from $3.0 billion at December 31, 2023. The increase was primarily attributable to increases in existing deposit relationships. Non-interest-bearing deposits increased by $75.8 million from December 31, 2023 to $906.9 million at September 30, 2024, representing 26.67% of total deposits at that date, as compared to 27.46% of total deposits at December 31, 2023. Our loan to deposit ratio was 101.87% at September 30, 2024, as compared to 102.19% at December 31, 2023. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.
Table 22 summarizes our deposit composition by average deposit balances and average rates paid for the periods indicated.

Table 22: Deposit Composition by Average Balances and Rates Paid
	For the three months ended
	September 30, 2024			September 30, 2023
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$302,188	1.63%	9.49%	$296,230	1.30%	9.93%
Money market and savings accounts	1,703,095	3.66%	53.47%	1,463,210	2.83%	49.03%
Time accounts	326,640	5.08%	10.26%	399,514	4.96%	13.39%
Demand accounts	852,872	—%	26.78%	825,254	—%	27.65%
Total deposits	$3,184,795	2.63%	100.00%	$2,984,208	2.18%	100.00%

	For the nine months ended
	September 30, 2024			September 30, 2023
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$298,010	1.55%	9.57%	$320,013	0.93%	11.01%
Money market and savings accounts	1,635,519	3.50%	52.52%	1,378,517	2.45%	47.41%
Time accounts	342,978	5.03%	11.01%	357,433	4.57%	12.29%
Demand accounts	837,604	—%	26.90%	851,608	—%	29.29%
Total deposits	$3,114,111	2.54%	100.00%	$2,907,571	1.83%	100.00%
Uninsured and uncollateralized deposits totaled $1.2 billion and $1.0 billion at September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, our 42 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.7 billion, or 48.53% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 8.89 years. As of December 31, 2023, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 49.80% of our total deposits.
Table 23 shows the entity types making up our large deposit relationships at the dates indicated.

Table 23: Composition of Large Deposit Relationships
(dollars in thousands)	September 30, 2024	December 31, 2023
Municipalities	$499,749	$693,685
Non-profits	197,401	188,252
Businesses	678,020	525,193
Brokered deposits	274,944	100,128
Total	$1,650,114	$1,507,258
Our largest single deposit relationship at September 30, 2024 related to brokered deposits. The balance for this customer was $275.0 million, or approximately 8.09% of total deposits as of that date. At December 31, 2023, our largest single deposit relationship related to a government agency and had a balance of $260.0 million, or 8.59% of total deposits as of that date.
Table 24 sets forth the maturity of time deposits as of September 30, 2024.

Table 24: Scheduled Maturities of Time Deposits
(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$154,893	$279,002	$433,895	$148,700
Over three through six months	27,490	5,553	33,043	23,990
Over six through twelve months	5,279	14,084	19,363	2,779
Over twelve months	3,636	1,071	4,707	2,136
Total	$191,298	$299,710	$491,008	$177,605
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of September 30, 2024 and borrowings of $170.0 million outstanding from the FHLB as of December 31, 2023.
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
Table 25 is a summary of our outstanding subordinated notes as of September 30, 2024.

Table 25: Subordinated Notes Outstanding
(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (7.93% as of September 30, 2024) through maturity

Shareholders’ Equity
Shareholders’ equity totaled $389.9 million at September 30, 2024 and $285.8 million at December 31, 2023. The increase in shareholders’ equity was primarily a result of $80.9 million of additional common stock issued and outstanding in 2024, net income recognized of $32.4 million, and a $2.0 million increase in accumulated other comprehensive income, partially offset by $12.0 million in cash dividends paid during the nine months ended September 30, 2024.
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
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of September 30, 2024, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. In addition, in April 2024, the Company closed the 2024 Public Offering. The proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $80.9 million, providing additional cash to support the Company’s ongoing operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the nine months ended September 30, 2024, we had cash outflows of $369.7 million in loan originations and advances, net of principal collected, and $19.4 million in loans originated for sale.
Additionally, in the ordinary course of business, we enter into commitments to extend credit, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2024, off-balance sheet commitments totaled $428.6 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
Deposits
Deposits are our primary source of funding for our business operations, and the cost of deposits has a significant impact on our net interest income and net interest margin.
Our deposits are primarily made up of money market, interest-bearing transaction, time, and non-interest-bearing demand deposits. Aside from commercial and business clients, a significant portion of our deposits are from municipalities and non-profit organizations. Cash flows from deposits are impacted by the timing and amount of customer deposits, changes in market rates, and collateral availability.
During the nine months ended September 30, 2024, we had cash inflows of $373.1 million related to an increase in deposits.
During the twelve months following September 30, 2024, approximately $486.3 million of time deposits are expected to mature, which includes $274.9 million of brokered deposits. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our San Francisco Bay Area expansion provide a stable funding base.
At September 30, 2024, cash and cash equivalents represented 7.38% of total deposits.

Investment Securities
Our investment securities totaled $107.0 million at September 30, 2024. Mortgage-backed securities and obligations of states and political subdivisions comprised 51.17% and 35.98% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $8.9 million from our securities over the twelve months following September 30, 2024. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the nine months ended September 30, 2024, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $6.4 million. Additionally, at September 30, 2024, securities available-for-sale totaled $104.2 million, of which $100.8 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2024, the Bank had no outstanding borrowings and a total financing availability of $555.9 million, net of letters of credit issued of $567.5 million.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At September 30, 2024, the Bank had no outstanding borrowings and a total financing availability of $858.3 million.
Correspondent Bank Lines of Credit
At September 30, 2024, the unused and available amount for borrowing from correspondent bank lines of credit was $175.0 million.
Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth in Table 26) was approximately $1.8 billion as of September 30, 2024.

Table 26: Total Liquidity
	September 30, 2024			Available
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings
FHLB advances	$1,123,388	$567,500	$—	$555,888
Federal Reserve Discount Window	858,251	—	—	858,251
Correspondent bank lines of credit	175,000	—	—	175,000
Cash and cash equivalents	—	—	—	250,852
Total	$2,156,639	$567,500	$—	$1,839,991
Future Contractual Obligations
Our estimated future contractual obligations as of September 30, 2024 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $7.1 million. We have a current obligation of $486.3 million and a long-term obligation of $4.7 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $73.9 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $428.6 million.

Dividends
The Company paid dividends to its shareholders totaling $4.3 million during the three months ended September 30, 2024.
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
Historical Information
Table 27 summarizes our consolidated cash flow activities.

Table 27: Consolidated Cash Flow Activities
	Nine months ended September 30,
(dollars in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$33,792	$40,547	$(6,755)
Net cash used in investing activities	$(376,490)	$(207,705)	$(168,785)
Net cash provided by financing activities	$271,974	$230,715	$41,259
Operating Activities
Net cash provided by operating activities decreased by $6.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
Investing Activities
Net cash used in investing activities increased by $168.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a higher number of loan originations, including purchased consumer loans.
Financing Activities
Net cash provided by financing activities increased by $41.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to deposit growth and proceeds from the 2024 Public Offering, partially offset by lower borrowings.
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
Historically, as a bank holding company which had less than $3.0 billion in total consolidated assets and that met certain other criteria, we had been operating under the Small Bank Holding Company Policy Statement, which provides an exemption from the Federal Reserve’s generally applicable risk-based capital ratio and leverage ratio requirements. Having passed this threshold as of September 30, 2022, we are no longer subject to this policy statement and our capital adequacy is evaluated relative to the Federal Reserve’s generally applicable capital requirements. Additionally, as of June 30, 2023, the Company’s consolidated assets were in excess of $3.0 billion, and as a consequence, beginning in March 2024, the Company no longer prepares and files financial reports with the Federal Reserve as a small bank holding company and is subject to capital ratio requirements for bank holding companies.
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank also is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of September 30, 2024, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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
The capital adequacy ratios as of September 30, 2024 and December 31, 2023 for Bancorp and the Bank are presented in Tables 28 and 29. As of September 30, 2024 and December 31, 2023, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 28: Capital Ratios for Bancorp
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital (to risk-weighted assets)	$510,170	13.94%	$326,509	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$400,006	10.93%	$219,638	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$400,006	10.93%	$164,729	4.50%	N/A	N/A
Tier 1 leverage	$400,006	10.83%	$147,808	4.00%	N/A	N/A
December 31, 2023
Total capital (to risk-weighted assets)	$404,829	12.30%	$259,090	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$197,534	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$148,150	4.50%	N/A	N/A
Tier 1 leverage	$298,749	8.73%	$136,953	4.00%	N/A	N/A

Table 29: Capital Ratios for the Bank
	Actual Ratio		Required for Capital Adequacy Purposes		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital (to risk-weighted assets)	$494,761	13.52%	$292,819	8.00%	$366,023	10.00%
Tier 1 capital (to risk-weighted assets)	$458,457	12.53%	$219,614	6.00%	$292,819	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$458,457	12.53%	$164,710	4.50%	$237,915	6.50%
Tier 1 leverage	$458,457	12.41%	$147,792	4.00%	$184,740	5.00%
December 31, 2023
Total capital (to risk-weighted assets)	$392,114	11.93%	$262,947	8.00%	$328,684	10.00%
Tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$197,211	6.00%	$262,947	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$147,908	4.50%	$213,645	6.50%
Tier 1 leverage	$359,783	10.52%	$136,757	4.00%	$170,946	5.00%
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
Recent Legislative and Regulatory Developments
On September 17, 2024, the FDIC finalized changes to its Statement of Policy on Bank Merger Transactions (the “Policy Statement”), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. Also on September 17, 2024, the United States Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines

set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of these changes for particular transactions remains unclear, both the Policy Statement and the change in the DOJ’s bank merger antitrust policy may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions to obtain approval for an acquisition.
On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would, among other changes, broaden the definition of deposit broker to include agents that place or facilitate the placement of third-party deposits at only one insured depository institution and agents that receive a fee or other remuneration in exchange for the placement of deposits. In addition, the proposal would narrow the exception to the definition of deposit broker for agents whose primary purpose is not the placement of funds with depository institutions. While we are evaluating the potential impact of the proposed rule, if the rule is finalized as proposed, the Bank may be required to classify a greater amount of its deposits obtained through the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on the Bank’s balance sheet could, among other consequences, increase the Bank’s deposit insurance assessment costs.

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-Q.

2023 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2023	FHLB	Federal Home Loan Bank of San Francisco
ACL	Allowance for Credit Losses	FHLMC	Federal Home Loan Mortgage Corporation
ASC	Accounting Standards Codification	FNMA	Federal National Mortgage Association
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles in the U.S.
Bancorp	Five Star Bancorp and its subsidiary	GNMA	Government National Mortgage Association
Bank	Five Star Bank	GSE	Government Sponsored Entity
Basel III	A capital framework and rules for U.S. banking organizations	IPO	Initial Public Offering
BOLI	Bank-Owned Life Insurance	LM	Loan modification made to borrower experiencing financial difficulty
CECL	Current Expected Credit Loss	NI	Net Income
CME	Chicago Mercantile Exchange	NII	Net Interest Income
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
C&I	Commercial and Industrial	RSA	Restricted Stock Award
EPS	Earnings per Share	ROAA	Return on Average Assets, annualized
EVE	Economic Value of Equity	ROAE	Return on Average Equity, annualized
FASB	Financial Accounting Standards Board	ROUA	Right-of-Use Asset
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
Federal Reserve	Board of Governors of the Federal Reserve System	SEC	Securities and Exchange Commission
FFIEC	Federal Financial Institutions Examination Council	SOFR	Secured Overnight Financing Rate

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
The Company’s total interest income was $52.7 million for the three months ended September 30, 2024 and $174.4 million for the year ended December 31, 2023. Our total interest expense was $22.3 million for the three months ended September 30, 2024 and $63.5 million for the year ended December 31, 2023. Overall, our net interest income was $30.4 million for the three months ended September 30, 2024 and $110.9 million for the year ended December 31, 2023.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of September 30, 2024, the Company carried a slightly higher balance of liabilities than assets that will reprice within the next twelve months in the event that interest rates fall.
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
As of September 30, 2024, the overnight Federal Funds rate (the rate used in the interest rate shock scenarios listed below) was 4.83%, a decrease from 5.33% at December 31, 2023. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
Table 30 summarizes the estimated effect on net interest income and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve-month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of September 30, 2024 and December 31, 2023.

Table 30: Estimated Effect on Net Interest Income and EVE from Changing Interest Rates
	September 30, 2024		December 31, 2023
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	(5.46)%	(12.04)%	(13.73)%	(22.17)%
+200 (shock)	(3.66)%	(8.20)%	(9.02)%	(15.23)%
+100 (shock)	(1.85)%	(3.79)%	(4.63)%	(7.90)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	1.88%	2.76%	4.43%	8.09%
-200 (shock)	4.32%	6.50%	8.93%	14.76%
-300 (shock)	7.37%	10.13%	13.72%	22.38%

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2024 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, such controls.

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
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Five Star Bancorp
(registrant)

November 7, 2024	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	/s/ Heather C. Luck
Date	Heather C. Luck
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer)