Form 10-K
period 2024-12-31
FIVE STAR BANCORP
filed 2025-02-28
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2024 was $393.3 million. As of February 25, 2025, the number of shares outstanding of the registrant’s common stock was 21,329,235.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Annual Report on Form 10-K.

AAA	Accumulated Adjustments Account	FNMA	Federal National Mortgage Association
ACL	Allowance for Credit Losses	GAAP	Generally Accepted Accounting Principles in the U.S.
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government Sponsored Entity
Bancorp	Five Star Bancorp and its subsidiary	ICS	Insured Cash Sweep®
Bank	Five Star Bank	IPO	Initial Public Offering
Basel III	A capital framework and rules for U.S. banking organizations	IRS	Internal Revenue Service
BOLI	Bank-owned Life Insurance	LM	Loan modification made to borrower experiencing financial difficulty
CDARS	Certificate of Deposit Account Registry Service®	Nasdaq	The Nasdaq Stock Market LLC
CECL	Current Expected Credit Loss	NI	Net Income
CFPB	Consumer Financial Protection Bureau	NII	Net Interest Income
CRA	Community Reinvestment Act	OCI	Other Comprehensive Income
CME	Chicago Mercantile Exchange	OFAC	Office of Foreign Assets Control
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
C&I	Commercial & Industrial	PPP	Paycheck Protection Program
DFPI	Department of Financial Protection and Innovation	RSA	Restricted Stock Award
EPS	Earnings per Share	ROAA	Return on Average Assets, annualized
EVE	Economic Value of Equity	ROAE	Return on Average Equity, annualized
FASB	Financial Accounting Standards Board	ROUA	Right-of-Use Asset
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
Federal Reserve	Board of Governors of the Federal Reserve System	SEC	Securities and Exchange Commission
FFIEC	Federal Financial Institutions Examination Council	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank of San Francisco	Treasury Department	U.S. Department of the Treasury
FHLMC	Federal Home Loan Mortgage Corporation
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
The Company provides a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through eight branch offices. The Bank opened a full service branch in Downtown San Francisco in September 2024. The Bank’s deposits are insured in whole or in part by the FDIC. The Bank’s loans and deposits are primarily within Northern California, and the Bank’s primary funding source is deposits from customers. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At December 31, 2024, we had total assets of $4.1 billion, total loans held for investment of $3.5 billion, and total deposits of $3.6 billion.
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
Our Market
The Company, through the Bank, provides financial services to customers who are predominately small and middle-market businesses, professionals, and individuals primarily in the Northern California region. Our primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit and our primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts.
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
During 2024, we continued our expansion into the San Francisco Bay Area, including the opening of a full service branch in Downtown San Francisco in September 2024. We hired eight business development officers, four relationship managers, three loan officers, one relationship specialist, one treasury solutions specialist, and one branch manager during 2024 as part of our expansion.
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

Commercial real estate loans: As of December 31, 2024, we had $2.9 billion in total commercial real estate loans, representing 80.75% of total loans before deferred fees. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. These loans are generally collateralized by first liens on real estate and amortized over a period of years. We monitor and evaluate commercial real estate loans based on collateral, geography, and risk grade criteria. Our commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and industry. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry.
Commercial land and construction loans: As of December 31, 2024, we had $115.2 million in commercial land and construction loans, representing 3.26% of total loans before deferred fees. We make loans to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes in our market. On rare occasions, we also make loans for the acquisition of undeveloped land subject to heightened underwriting requirements. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates generally based on the borrowers’ ability to repay the loans from the cash flow of their businesses. The terms of our commercial land and construction loans vary depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest-only construction period and mature at the completion of construction.
Residential real estate and construction loans: As of December 31, 2024, we had $37.3 million in residential real estate and construction loans, representing 1.06% of total loans before deferred fees. Residential real estate loans are underwritten based upon income, credit history, and collateral. To monitor and manage residential loan risk, policies and procedures are developed and modified, as needed. We believe that this activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.
Farmland loans: As of December 31, 2024, we had $47.2 million in farmland loans, representing 1.34% of total loans before deferred fees. We are a strong agricultural lender, with both lines of credit and term loans. Farmland loans are generally made to producers and processors of crops and livestock. Repayment is primarily from the sale of an agricultural product or service. Farmland loans are secured by real property and are susceptible to changes in market demand for specific commodities. This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions, and changes in business cycles, as well as adverse weather conditions.
Commercial loans: As of December 31, 2024, we had $198.1 million in commercial loans, representing 5.60% of total loans before deferred fees. Commercial loans are underwritten after evaluating the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
SBA loans: As of December 31, 2024, our total commercial SBA portfolio held for investment was $42.8 million, representing 1.21% of total loans before deferred fees. In 2024, we sold 56 SBA 7(a) loans with government-guaranteed portions totaling approximately $18.3 million. We participate in the SBA 7(a) program in order to meet the needs of our small business community as well as customers nationwide. As an approved participant in the SBA Preferred Lender Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA presently guarantees 75% to 90% of the principal amount of qualifying loans originated under the 7(a) loan program. The guarantee is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell in the secondary market the SBA-guaranteed portion of the SBA loans we originate.
Consumer and other loans: As of December 31, 2024, we had $279.6 million in consumer and other loans, representing 7.90% of total loans before deferred fees. We make a variety of loans in relatively small amounts to individuals for personal purposes, primarily for home repairs and improvements. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history, and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral, and size of the loan. The performance of consumer loans is affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce, and other individual-specific characteristics. We do not expect these consumer and other loans to make up a significant portion of our lending activity.
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
Concentrations of Credit Risk
Although we have a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate located in Northern California. As of December 31, 2024, approximately 57.66% of our real estate loans measured by dollar amount were secured by collateral located in California, a majority of which is in Northern California. Additionally, we have a high concentration of real estate related loans, which represented approximately 86.41% of total loans before deferred fees at December 31, 2024. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in our primary market in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit Products
Representing 97.30% of our total liabilities as of December 31, 2024, deposits are our primary source of funding for our business operations. As of December 31, 2024, we held total deposits of $3.6 billion, including $922.6 million in non-interest-bearing deposits.
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
As of December 31, 2024, our 49 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.8 billion, or 50.35% of our total deposits. This includes $674.1 million of our total deposits held by municipalities, of which we conduct a monthly review. Our management maintains our liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Investment Securities
As of December 31, 2024, the carrying value of our investment portfolio, which represented 2.49% of total assets, totaled $100.9 million and had an average effective yield of 2.09% and an estimated modified duration of approximately 6.14 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2024, 50.10% and 39.50% of our investment portfolio consisted of mortgage-backed securities and obligations of states and political subdivisions, respectively. The remainder of our securities portfolio is invested in U.S. government agencies, collateralized mortgage obligations, and corporate bonds. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Due to loan growth, we are holding the majority of our on-balance sheet liquidity in the Federal Reserve Bank to provide readily available funds for loan growth and deposit activities in the normal course of business for our existing clients.
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
We conduct business through eight branches in our key market of Northern California. We opened a full service branch in Downtown San Francisco in September 2024. Many other commercial and community banks, savings institutions, credit unions, and other financial institutions maintain a physical presence in our primary market area, and some maintain only a virtual presence. Many of these competitors are larger than we are, have significantly more resources, greater brand recognition, and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing than we can and may better afford and make broader use of media advertising, support services, and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. To offset these competitive disadvantages, we concentrate marketing efforts in the local markets we service with local advertisements and personal contacts. We depend on our reputation of having greater personal service than our competitors, as well as consistency, flexibility, our ability to make credit and other business decisions quickly, and our deep knowledge of competitor strengths and weaknesses.
Based on the FDIC Summary of Deposits as of June 30, 2024, Five Star ranks sixth in the Sacramento-Roseville-Folsom metropolitan statistical area (“MSA”) by deposit market share with deposits of $2.8 billion and four branches. As of June 30, 2024, total market deposits in the Sacramento-Roseville-Folsom MSA were $92.2 billion, of which $75.4 billion, or approximately 81.77%, is held by five money center banks across 181 branches. We are the 43rd largest insured depository institution in California by deposits as of June 30, 2024.
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
Emerging Growth Company Status
We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Among other factors, as an emerging growth company:
•we may discuss our results of operations for only two years in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” provided that we reference disclosure where the third year of our results of operations may be found;
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
•we are permitted to provide less extensive disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and with which emerging growth companies may comply, which means we are not required to include a compensation discussion and analysis and other disclosures regarding our executive compensation in this Annual Report on Form 10-K; and
•we are not required to hold nonbinding advisory votes on executive compensation or golden parachute arrangements.
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
Employee Profile
As of December 31, 2024, we had 205 full-time employees and five part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
We have taken steps designed to help reduce our own carbon footprint by utilizing e-signatures to conduct business to reduce paper consumption, occupying sustainable facilities when possible, and encouraging our employees to work remotely, where possible. We recognize that reducing the effects of climate change and helping to drive the transformation to a lower carbon environment are ongoing efforts, and plan to continually seek out opportunities that can positively impact the effect that climate change has on the environment.
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
Dedication to Diversity, Equity, and Inclusion
Diversity, Equity, and Inclusion (“DE&I”) is essential in our workplace. We have a fully engaged Executive Vice President, Chief Operating Officer who leads our DE&I efforts. Our Human Resources department is focused on our commitment to DE&I through hiring practices and employee training. We are committed to ensuring that all employees feel a sense of belonging in the workplace and that processes and programs are impartial, fair, and provide equal opportunity for every individual. We also have a history of serving customers in the non-profit community who are dedicated to the success of under-resourced and vulnerable populations, the empowerment of women, and the continued vitality of the environment.
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
Supervision and Regulation
General
Federal and state banking laws impose a comprehensive system of supervision, examination, regulation, and enforcement on the operations of insured banks and their holding companies. Supervision and regulation of banks, their holding companies, and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund

(the “DIF”) of the FDIC, and the U.S. banking and financial system, rather than holders of our capital stock. As a result, our growth, earnings performance, and operations may be affected by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the DFPI, the FDIC, the Federal Reserve, and the CFPB. Furthermore, tax laws administered by the IRS and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury Department, and SBA regulations with respect to small business loans, have an impact on our business. These statutes, regulations, and policies are continually under the review of the United States Congress and state legislatures, as well as federal and state regulatory agencies, and the nature and extent of future legislative, regulatory, or other developments affecting financial institutions are impossible to predict with any certainty. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation, expectations or implementation, could have a material effect on our business and operations.
To this end, due to the recent issuance of certain executive orders by the President of the United States, it may not be clear for a period of time as to what the priorities of the three prudential banking agencies, the OCC, Federal Reserve, and FDIC, may be with respect to their respective supervisory and enforcement matters for banks and bank holding companies during the current administration. For example, one executive order requires independent agencies, including the Federal Reserve and FDIC, to submit to the White House Office of Management and Budget (“OMB”) major orders proposed by these agencies for OMB’s review. OMB would also write “performance standards and management objectives” to the heads of independent agencies, and review and adjust their budgets, including the Federal Reserve (excluding with respect to its monetary policy function) and the FDIC. As a result, it may take longer for the prudential banking agencies to establish their supervisory and enforcement priorities and develop and adopt new rules and regulations, or make changes to existing rules and regulations. Another executive order requires agency heads to determine whether ongoing enforcement of any regulations identified in their regulatory review is compliant with law and policy of the current administration. This executive order also provides that to preserve resources and ensure lawful enforcement, agency heads, in consultation with the Director of the OMB, shall, on a case-by-case basis and as appropriate and consistent with applicable law, then direct the termination of all such enforcement proceedings that do not comply with the Constitution, laws, or the policy of the current administration. It is unclear what impact these orders will have on the supervisory and enforcement activities of the OCC, Federal Reserve, and FDIC.
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
At December 31, 2024, common equity Tier 1 capital, Tier 1 capital, and total capital of the Company on a consolidated basis equaled 11.02%, 11.02%, and 13.99% of its total risk-weighted assets, respectively, and its Tier 1 leverage ratio on a consolidated basis was 10.05%. At December 31, 2024, the Bank exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital, and total capital equal to 12.61%, 12.61%, and 13.59% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 11.50%. As a result, the Bank was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described above.
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
Section 22(g) of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation O, governs and restricts extensions of credit by a member bank to an executive officer, director, or principal shareholder of the bank and its affiliates. By making these provisions applicable to state non-member banks, the FDI Act and FDIC regulations impose these restrictions on the Bank’s purchases or sales of assets from or to insiders of the Bank and the Company. In general, extensions of credit to insiders: (i) may not exceed certain dollar limitations; (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. Additionally, California law imposes insider lending limits that are similar to the restrictions of the Federal Reserve’s Regulation O.
Sections 23A and 23B of the Federal Reserve Act, which the FDI Act makes applicable to a state non-member bank like ours in the same manner and to the same extent as if it were a member bank, establish parameters for an insured bank to conduct “covered transactions” with its affiliates, generally: (i) limiting the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount not greater than 10% of the bank’s capital stock and surplus, and limiting the aggregate of all such transactions with all affiliates to an amount not greater than 20% of the bank’s capital stock and surplus; and (ii) requiring that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. In addition, an insured bank’s loans to affiliates generally must be fully collateralized. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, and several other types of transactions.

Concentrations in Lending
In 2006, the federal bank regulatory agencies released guidance advising financial institutions of the risks posed by commercial real estate lending concentrations and reinforcing that financial institutions should implement sound risk management processes to identify, monitor, and control risks associated with commercial real estate concentrations. Higher allowances for credit losses and capital levels may also be required. The commercial real estate guidance provides that further supervisory analysis of an institution’s commercial real estate loan concentrations is warranted when its concentrations exceed either: (i) total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or (ii) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate portfolio has also increased by 50% or more during the prior 36 months. We have exposures to loans secured by commercial real estate due to the nature of our market and the loan needs of both our retail and commercial customers. We believe that our long-term experience in commercial real estate lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the commercial real estate guidance.
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
On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information the Bank has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. In issuing this rule, the CFPB said that the rule will move the U.S. closer to an “open banking” system that will allow consumers to switch banks or other providers more easily. The final rule also requires, among other things, covered data providers, such as the Bank, to establish a developer interface that satisfies certain performance and data security specifications through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties directly or through data aggregators. Under the final rule, the Bank will be prohibited from charging fees for maintaining the developer interface or providing access to such data. The Bank may also act as an authorized third party to request and access covered data under the final rule from other financial institutions that are covered data providers. The final rule places data security, authorization, and other obligations on those authorized third parties, including limitations on secondary uses of the data received. Industry organizations have challenged the final rule in court and the litigation is ongoing. If the challenge is not successful, as a data provider, the Bank must comply with the rule beginning April 1, 2028. We are monitoring the status of the litigation and evaluating the impact of this rule.

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
FDIC Deposit Insurance Assessments
The deposits of the Bank are insured by the DIF as administered by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the DIF at minimum levels required by statute. The Dodd-Frank Act increased the minimum reserve ratio requirement for the DIF to 1.35% of total estimated insured deposits or the comparable percentage of the deposit assessment base. The DIF reserve ratio fell to below the statutory minimum of 1.35% during the COVID-19 pandemic. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2.00%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, generally increased.
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
On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would require many insured depository institutions to classify a greater amount of their deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on an insured depository institution’s balance sheet could, among other consequences, increase the institution’s deposit insurance assessment costs.
Community Reinvestment Act (“CRA”)
The CRA requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies must evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities, and a CRA rating of less than “Satisfactory” may adversely affect the ability of a bank or its parent company to engage in such transactions. The FDIC’s evaluation of the Bank’s record of performance under the CRA is publicly available. The FDIC’s CRA regulations provide that a bank may elect to have its CRA performance evaluated under a strategic plan. This option enables a bank to structure its CRA goals and objectives to address the needs of its community consistent with its business strategy, operational focus, capacity, and constraints. The Bank operated under a CRA Strategic Plan approved by the FDIC for the years 2019 to 2021 and received a rating of “Satisfactory” at its most recent CRA evaluation, dated as of July 22, 2024 and covering activities from 2021 through the evaluation date.

On October 24, 2023, the federal banking agencies issued a final rule amending the CRA regulations, to substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. Under the final rule, banks with assets of at least $2 billion, including the Bank, are considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. Additionally, while the final rule retains the option for a large bank to adopt a strategic plan, a strategic plan under the final rule will generally be required to cover the same tests and geographies as the revised framework applies to other large banks. Most of the final rule’s new requirements were scheduled to become applicable beginning January 1, 2026. The remaining new requirements, including data reporting requirements, were scheduled to become applicable on January 1, 2027. However, industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. The final outcome of such challenge is uncertain.
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
Banking organizations are required to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. In addition, the SEC enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance.
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
Unlike many of our larger competitors that maintain significant operations located outside our market, substantially all of our customers are individuals and businesses located and doing business in the state of California. As of December 31, 2024, approximately 57.66% of our real estate loans measured by dollar amount were secured by collateral located in California, substantially all of which is in Northern California. Therefore, our success will depend upon the general economic conditions and real estate activity in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of larger, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans, may lead to credit losses that are not offset by operations in other markets, and may also reduce the ability of depositors to make or maintain deposits with us. In addition, businesses operating in Northern California, and Sacramento in particular, depend on California state government employees for business, and reduced spending activity by such employees in the event of furloughing or termination of such employees could have an adverse impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank. For these reasons, any regional or local economic downturn could have an adverse effect on our business, financial condition, and results of operations.
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
As of December 31, 2024, a significant majority of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, with a majority of these real estate loans concentrated in Northern California. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults, and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and land acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk, and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then-fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition, and results of operations.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve, which has raised interest rates significantly in 2022 and 2023. As interest rates have increased, so have competitive pressures on the deposit cost of funds. This has been exacerbated by the bank failures in the first half of 2023 and the resulting heightened competition for deposits, which has also affected the interest we pay on deposits. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on our results of operations. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have an adverse effect on our business, financial condition, and results of operations. As of December 31, 2024, significant portions of our interest-bearing liabilities were variable rate, where our variable rate liabilities reprice at a faster rate than our variable rate assets.
In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the demand for loans, decreasing the ability of borrowers to repay their current loan obligations, and increasing early withdrawals on term deposits. These circumstances could not only result in increased loan defaults, foreclosures, and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for credit losses, which could have an adverse effect on our business, financial condition, and results of operations. The Federal Reserve has indicated that it expects to continue to lower the target range for the federal funds rate in 2025. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio, and our cost of funds may not fall as quickly as yields on interest-earning assets. Our asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

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
We also make both secured and unsecured loans to our commercial clients. Secured commercial loans are generally collateralized by real estate, accounts receivable, inventory, equipment, or other assets owned by the borrower, or may include a personal guaranty of the business owner. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Because of this lack of collateral, we are limited in our ability to collect on defaulted unsecured loans. Furthermore, the collateral that secures our secured commercial and industrial loans typically includes inventory, accounts receivable, and equipment, which, if the business is unsuccessful, usually has a value that is insufficient to satisfy the loan without a loss.
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
Curtailment of government-guaranteed loan programs or changes in federal government funding could affect our business.
One component of our business consists of originating and periodically selling U.S. government-guaranteed loans, in particular those guaranteed by the SBA. Pursuant to the Consolidated Appropriations Act, 2021, the SBA guaranteed 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program through October 1, 2021. The SBA presently guarantees 75% to 90% of the principal amount of qualifying loans originated under the 7(a) loan program. The U.S. government may not maintain the SBA 7(a) loan program, and even if it does, the guaranteed portion may not remain at its current or anticipated level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government-guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our non-interest income, any significant changes to the SBA 7(a) loan program, such as its funding or eligibility requirements, may have an unfavorable impact on our prospects, future performance, and results of operations. The aggregate principal balance of SBA 7(a) guaranteed portions sold during the year ended December 31, 2024 was approximately $18.3 million, compared to approximately $36.5 million for the year ended December 31, 2023.

In addition, current or future delays to, reductions of, and/or cancellations of certain federal government payments in connection with cost-saving and government efficiency efforts undertaken by the Trump Administration may lead to increased repayment risk from clients of the Bank who rely on payments from the federal government in conducting their businesses. Potential losses could adversely affect our business, financial condition, and results of operations.
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
The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has: (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development, and other land of 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios and may be required to maintain higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition, and results of operations.
Our recovery on commercial real estate loans could be further reduced by a lack of a liquid secondary market for such mortgage loans and mortgage-backed securities.
Our current business strategy includes an emphasis on commercial real estate lending. Although we sold 56 SBA 7(a) loans with government-guaranteed portions totaling approximately $18.3 million in the year ended December 31, 2024, we may decide to sell more loans in the future. A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.
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
As of December 31, 2024, our 30 largest borrowing relationships ranged from approximately $20.3 million to $284.3 million (including unfunded commitments) and totaled approximately $1.4 billion in total commitments (representing, in the aggregate, 38.68% of our total loans held for investment before deferred fees at that date). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.
Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.
At December 31, 2024, our 49 largest deposit relationships, each accounting for more than $10.0 million, amounted to $1.8 billion, or 50.35% of our total deposits. This includes $674.1 million in deposits from municipalities, of which we conduct a monthly review. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable, funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations, and/or to raise funding through brokered deposits. Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.
Our allowance for credit losses may be inadequate to absorb losses inherent in the loan portfolio.
Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio that considers historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, economic conditions, and other pertinent information. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for credit losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of credit losses are necessarily subjective, and their accuracy depends on the outcome of future events. At December 31, 2024, the allowance for credit losses was $37.8 million.
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
On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326,”), which replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under ASC 326, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. Under the CECL model, the calculated allowance for credit losses was $5.3 million higher on January 1, 2023 than the allowance under the incurred loss model. For further information, please see Note 2, Recently Issued Accounting Standards, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2024, the carrying value of our investment securities portfolio was approximately $100.9 million. As of the same date, 8.27% of our investments were U.S. government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could require the Company to record an allowance for credit losses, which could have an adverse effect on our business, financial condition, and results of operations. The process for determining whether an allowance for credit losses is required involves complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security, and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have an adverse effect on our business, financial condition, and results of operations.
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
The Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act prohibits unfair or deceptive acts or practices, and the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice, federal and state banking agencies, and other federal and state agencies, including the CFPB, are responsible for enforcing these fair and responsible banking laws and regulations. Banks with no more than $10.0 billion in total consolidated assets, including the Bank, are subject to rules promulgated by the CFPB but are examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB has issued rules that restrict or place conditions on various fees that financial institutions can charge consumers, including credit card late fees and overdraft fees. Although these rules have been challenged in court, and leadership of the CFPB during the Trump Administration has taken steps to curtail the CFPB’s regulatory activities, in general CFPB rulemaking has the potential to have a significant impact on the operations of the Bank.
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
Our stock price has fluctuated from a low of $18.21 to a high of $33.55 between our initial public offering and December 31, 2024. Volatility in the market price of our common stock may negatively impact the price at which our common stock may be sold and may also negatively impact the timing of any sale. The market price of our common stock may continue to fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:
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
In particular, the realization of any of the risks described in this section could have an adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock over the short, medium, or long term, regardless of our actual performance. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If we were to be involved in a class action lawsuit, it could divert the attention of our senior management and could adversely affect our business, financial condition, and results of operations.
We are an “emerging growth company,” as defined in the JOBS Act and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various requirements generally applicable to public companies. These exemptions allow us, among other things, to discuss our results of operations for only two years in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; not to provide an auditor attestation of our internal control over financial reporting; to take advantage of an extended transition period to comply with the new or revised accounting standards applicable to public companies; and not to seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

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
In any liquidation, dissolution, or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of December 31, 2024, we had outstanding an aggregate of $73.9 million of subordinated notes, net of debt issuance costs, outstanding, and we did not have any outstanding preferred stock or trust preferred securities. We could incur future debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution, or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated notes and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and dividends on the trust preferred securities and preferred stock before we will be able to pay any dividends on our common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature, or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt securities or our incurrence of other borrowings will negatively affect the market price of our common stock.
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
Failures in, or breaches of, our computer systems and network infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks, cybersecurity breaches, and other disruptions, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, result in supervisory liability or regulatory enforcement action, damage our reputation, result in a loss of customers and business, result in a loss of confidence in the security of our systems, products, and services, increase our costs, and cause losses. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition, and results of operations. In addition, our operations are dependent upon our ability to protect our computer systems and network infrastructure, including our internet banking activities, against damage from physical break-ins, cybersecurity breaches, and other disruptive problems caused by the internet or other users. Cybersecurity breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in business disruptions, significant liability to us, and damage to our reputation and may discourage current and potential customers from using our internet banking services. Our security measures, including firewalls and penetration testing, as well as oversight by our board of directors and the Audit Committee as well as management’s assessment, identification, and management of cybersecurity risks, may not prevent or detect future potential losses from system failures or cybersecurity breaches, attacks, or other disruptions. While we seek to continuously monitor for and react to any and all such malicious cyber activity and develop our systems to protect our technology infrastructure and data, such monitoring and systems development may not be effective in preventing misuse, misappropriation, or corruption. In the ordinary course of business, our board of directors receives quarterly cybersecurity risk management updates and members of the Audit Committee of our board of directors also attend the meetings of our information technology steering committee on a quarterly basis. Cybersecurity risk management is incorporated into our overall enterprise risk management model, which is updated on a quarterly basis and subject to oversight by our board of directors.
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
The SEC enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. If we fail to comply with these new requirements we could incur regulatory fines in addition to other adverse consequences to our reputation, business, financial condition, and results of operations.
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
The nature of our business makes us sensitive to the large body of accounting rules in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our consolidated financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for credit losses on the basis of the current expected credit losses over the lifetime of our loans, which was applicable to us beginning in 2023, and may result in increases in our allowance for credit losses and future provisions for credit losses; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which became applicable to us beginning in 2022. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings, and performance metrics. Any such changes could have an adverse effect on our business, financial condition, and results of operations.
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
Information Security Policies and Procedures
We manage our cybersecurity risk in accordance with our Information Security Program (the “Information Security Program”), which is applicable to all users of our information technology assets, information assets, and facilities, including our employees, contractors, vendors, volunteers, and agents. The Information Security Program includes an Information Security Incident Response Policy (the “Incident Response Policy”), which sets forth the rules and requirements for identifying, investigating, validating, prioritizing, and responding to information security incidents, and addresses the response portion of security monitoring. The Information Security Program also includes: (i) an Information Security Incident Response Procedure (the “Incident Response Procedure”), which delineates the processes for reporting, classifying, investigating, planning, containing, eradicating, recovering, documenting, and communicating information security incidents, as well as post-incident activities; and (ii) a Security Monitoring Policy, which establishes the rules and requirements for enabling, logging, alerting, and monitoring real time security alerts and security logs (automated or manual), as well as various condition monitoring tests and reviews, and documentation requirements in connection with security incident identification.
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
Following this initial stage, we gather and update impact information and related documentation for such incident. We use an incident classification matrix to determine the initial classification of a potential information security incident, which considers users, customers, and systems affected, the sensitivity of data at risk, and the potential business impacts to the Company, including financial, legal, regulatory, operational, and reputation. The resulting classification of “Red,” “Yellow,” or “Green” identifies next steps for escalation and communication following initial investigation of the potential incident. Upon escalation of an incident, a member of management who is identified as an Incident Response Contact per our Information Security Program reviews and validates the initial determination of the priority of the incident prior to entering into the subsequent stage, during which a response to the incident is determined and notifications or communications are made to either additional personnel or any external entities. Depending on the specific details of any such incident, we may notify additional members of our management team, our board of directors, the Audit Committee, state and federal regulators, technology service providers, and/or the SEC. The timing of such communications varies based on the details of a particular incident and applicable regulations governing such disclosure. Following this classification and communication stage, we enter the recovery stage to determine containment and a response to the incident, assign technical staff to address such incident, implement containment, eradicate the incident source, and recover from such incident. Following any such incident, we engage in follow-up to communicate with law enforcement and notify impacted third parties and customers, as appropriate, in addition to further investigating the cause of the incident, documenting takeaways, and engaging in remediation.
Our Director of Information Security (“DIS”) coordinates with other members of our executive management team identified in our Information Security Program to document, validate, respond to, and manage actual or potential security incidents according to their threat classifications as described above, and report to our board of directors and/or the Audit Committee on an ad hoc basis. The DIS also provides quarterly reports on the status of our Information Security Program and its compliance with regulatory requirements to our board of directors in connection with our board’s general risk management oversight role, as described in further detail below. The DIS and the Chief Information Officer (“CIO”) have shared responsibility for overseeing day-to-day operations of the Information Security Program; coordinating or contributing to reviews, audits, risk assessments, and other risk management material; development of departmental policies and procedures for board approval; and periodic updates to our information technology steering committee and/or the full board of directors. The CIO reports to the President and Chief Executive Officer, while the DIS reports to the Chief Regulatory Officer and reports regularly to the Audit Committee.
The CIO has 20 years of industry experience including management of technology, security, data analytics, and vendor relationships. The DIS has over 10 years of industry experience and 25 years of information security experience focusing on management of security and vendor relationships. The DIS also possesses several industry certifications, including certification as a Certified in Risk and Information Systems Control and Certified Information Security Manager from the Information System Audit and Control Association.
With the approval of the Audit Committee, we also engage third-party assessors, consultants, and auditors in connection with the Company’s Information Security Program and in accordance with our Audit Program, including to conduct external and internal penetration testing, independent audits, and risk assessments. We may also utilize third-party service providers in the ordinary course of business, including to assist us in performing information security assessments for third-party service providers that store or process our confidential data. These information security assessments, whether performed by a third party or internally, include a review of any systems and organization control reports, and proof of the vendor’s independent testing of their data protection controls, as well as a review of any exceptions noted and assessment of management responses, results of vulnerability and penetration testing, incident response processes, and third-party data protection controls (which can include, but are not limited to: access reviews and controls, backups, monitoring, encryption standards, and disaster recovery). The review of these areas is taken into account in order to provide an overall information security conclusion and risk rating for the vendor.

In addition, we use a combination of technology, policies, procedures, training, and monitoring to promote security awareness and prevent security incidents.
Cybersecurity Risk Oversight
Our executive management team is responsible for the development of our policies and procedures and for managing any exception to the same. In particular, our DIS oversees information security compliance, as described above. The board of directors of the Company has ultimate oversight of cybersecurity-related risk and activities, including the review and approval of our policies and procedures related to cybersecurity. The Information Security Program is approved on an annual basis. Cybersecurity risk management is also incorporated into our overall enterprise risk management model, which is updated on a quarterly basis and subject to oversight by our board of directors.
In the ordinary course of business, our board of directors receives quarterly updates from the DIS regarding the Information Security Program and compliance with relevant regulations, as described above. Members of the Audit Committee of our board of directors receive presentations as well as minutes of the meetings of our information technology steering committee on a quarterly basis. Our information technology steering committee consists of members of our board of directors who have relevant experience from their audit and management experience as well as training provided by our management. If an incident occurs, depending on its priority as identified through the procedures described above, management may inform our board of directors and/or the Audit Committee sooner than its next quarterly update. See the section entitled “Part I, Item 1. Business—Risk Management” for additional information on the role of our board of directors and its committees in overseeing risk management.
Relevant Regulations
As a regulated financial institution, the Bank is also subject to financial privacy laws, and our cybersecurity practices are subject to oversight by the federal banking agencies. In addition, the Bank is subject to SEC rules requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. For additional information, see the section entitled “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Bank—Cybersecurity.”
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
Item 2. Properties
Our corporate headquarters is located at 3100 Zinfandel Drive, Suite 100, Rancho Cordova, CA 95670. As of December 31, 2024, in addition to our corporate headquarters, which includes our Rancho Cordova branch, we operated seven other branch offices in Roseville, Natomas, Redding, Elk Grove, Chico, Yuba City, and San Francisco and one administrative office in Sacramento. We lease our corporate headquarters and all of our other offices. The lease on our corporate headquarters expires in 2026, and the leases on our branch offices and administrative office expire in 2026 through 2035. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.
Item 3. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Common Stock, and Dividends
The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “FSBC.” On February 25, 2025, there were 125 holders of record of the Company’s common stock. The actual number of stockholders is greater than this, as it would include stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
It is currently the intention of the board of directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax, and regulatory restrictions, and limitations on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant. As of December 31, 2024, there was $94.6 million available for payment of dividends by the Bank to the Company, under applicable laws and regulations. For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company’s subsidiaries to the Company, see the sections entitled “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Company—Payment of Dividends and Stock Repurchases” and “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Bank—Payment of Dividends.”
Securities Authorized for Issuance Under Equity Compensation Plans
See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Not applicable.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.

Stock Performance
The following graph presents the cumulative total yearly shareholder return from investing $100 on May 5, 2021, the Company’s IPO date, in each of our common stock, the S&P 500 Index, and the KBW Nasdaq Regional Banking Index. Total return assumes the reinvestment of all dividends.

	Period Ending
Index	May 5, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Five Star Bancorp	100.00	125.24	116.25	115.55	137.10
S&P 500 Index	100.00	115.45	94.54	119.40	149.27
KBW Nasdaq Regional Banking Index	100.00	99.86	92.94	92.57	104.79
The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents management’s perspective on our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through our bank subsidiary, Five Star Bank, the discussion and analysis relate to activities primarily conducted by the Bank. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.
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

Set forth below is a comparison of the results of operations and changes in financial condition for the fiscal years ended December 31, 2024 and December 31, 2023. For a discussion of our financial results for the fiscal year ended December 31, 2022, see the section entitled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp (“Bancorp” or the “Company”) is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through eight branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At December 31, 2024, we had total assets of $4.1 billion, total loans held for investment of $3.5 billion, and total deposits of $3.6 billion.
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
Interest rates have risen significantly following the historically low levels during the COVID-19 pandemic. Due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced in January 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The Federal Open Market Committee (“FOMC”) then increased the target range eleven times throughout 2022 and 2023. During 2024, the Federal Reserve decreased the federal funds rate three times. As of December 31, 2024, the target range for the federal funds rate had been decreased to 4.25% to 4.50%, and the FOMC signaled that current economic data and the interest rate environment are more balanced, projecting two decreases in 2025, as part of a strategy to return inflation to normalized levels.
We anticipate that interest rates may be lowered over the next few years. Based on our liability sensitivity, a steepened yield curve could have a beneficial impact on our net interest income. Additionally, a continued flat yield curve would be expected to maintain our net interest income.
Factors Affecting Comparability of Financial Results
S Corporation Status
Beginning at our inception, we elected to be taxed for U.S. federal income tax purposes as an S Corporation. In conjunction with our IPO, we filed consents from the requisite amount of our shareholders to revoke our S Corporation election with the IRS, resulting in the commencement of our taxation as a C Corporation for U.S. federal and California state income tax purposes in the second quarter of fiscal year 2021. Prior to such revocation, our earnings were not subject to and we did not pay U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our consolidated financial statements. While we were not subject to and did not pay U.S. federal income tax, we were subject to and paid California S Corporation income tax at a current rate of 3.50%. Upon the termination of our status as an S Corporation, we commenced paying U.S. federal income tax and a higher California state income tax on our taxable earnings for each year (including the short year beginning on the date our status as an S Corporation terminated), and our consolidated financial statements reflect a provision for U.S. federal income tax and a higher California state income tax from that date forward. As a result of this change, the net income and EPS data presented in our historical financial statements for periods prior to the termination of our S Corporation status and the other related financial information set forth in this filing, which (unless otherwise specified) do not include any provision for U.S. federal income tax or the higher California state income tax rate, will not be comparable with our net income and EPS in periods after we commenced being taxed as a C Corporation. As a C Corporation, our net income is calculated by including a provision for U.S. federal income tax and a higher state income tax rate at a combined statutory rate of 29.11%.
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
Allowance for Credit Losses (“ACL”)
On January 1, 2023, the Company adopted ASC 326, which replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under ASC 326, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related continue to be recorded in other comprehensive income. Under the CECL model, the calculated allowance for credit losses was $5.3 million higher on January 1, 2023 than the allowance under the incurred loss model. For further information, please see Note 2, Recently Issued Accounting Standards, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.
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
ACL
The ACL represents the estimated probable credit losses in our loan and investment portfolios and is estimated as of December 31, 2024 using CECL. The ACL is established through a provision for credit losses charged to operations. Loans and investments are charged against the ACL when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the ACL.
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
A significant amount of the ACL is measured on a collective (pool) basis by loan and investment security type when similar risk characteristics exist. Pools are determined based primarily on regulatory reporting codes as the loans and investment securities within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed. Reserves for credit losses identified on a pooled basis are then adjusted for qualitative and other environmental factors to reflect current conditions. The most significant components of qualitative and environmental factors used to estimate the allowance for credit losses are adjustments relating to prevailing economic conditions, concentrations within the loan portfolio, and external factors. The prevailing economic conditions factor is estimated based on a range of potential economic conditions and is applied at both the portfolio and individual concentration level based on various factors. This estimate is subject to significant judgment and could potentially add $2.4 million based on existing loan balances, if not more, to the allowance for credit losses while using severely adverse economic conditions in the estimate. The concentrations within the loan portfolio factor is estimated based on concentrations at the loan pool level. This estimate is subject to significant judgment and could potentially add $9.4 million based on existing loan balances, if not more, to the allowance for credit losses while using a severely adverse market outlook for the specifically identified concentrations. The external factor is estimated based on current external factors, such as environmental factors, which could impact the loan portfolio. This estimate is subject to significant judgment and could potentially add $6.9 million based on existing loan balances, if not more, to the allowance for credit losses while using severely adverse external factors in the estimate.
During the twelve months ended December 31, 2024, we refined our methodology of measuring the ACL on three pools of loans: Multifamily, C&I SBA, and CRE Non-Owner Occupied loans. Within the Multifamily pool, Manufactured Home Community (“MHC”) loans were segregated from traditional Multifamily as we identified a data source to provide sufficient historical peer loss data specific to MHC loans. This segregation now adjusts for differences in the risk characteristics and performance of MHCs compared to traditional Multifamily properties. Losses are estimated using a discounted cash flow analysis using individual probability of default and loss given default rates on a loan-by-loan basis. Applying this adjusted loss rate led to a decrease in the ACL for the MHC pool as of June 30, 2024 of approximately $5.8 million. During routine monitoring of charge-off activity within the C&I SBA pool, we identified an increased level of charge-offs during the first six months of 2024, reflecting a change in the credit quality of the pool. In response to this, we increased the expected loss rates to be more in line with net charge-off rates during the first six months of 2024, as this time period reflects what is expected based on our current economic outlook for loans in the C&I SBA pool. This adjustment reflects our estimate for future loss rates and increased the required reserves related to the C&I SBA pool by approximately

$4.6 million as of June 30, 2024. Within the CRE Non-Owner Occupied portfolio, RV Park loans were segregated from traditional CRE Non-Owner Occupied as we identified a data source to provide sufficient historical peer loss data specific to RV Park loans. This segregation now adjusts for differences in the risk characteristics and performance of RV Park loans compared to traditional CRE Non-Owner Occupied properties. We used calculations of individual probability of default and loss given default on a loan-by-loan basis to derive an estimated loss rate. Applying this adjusted loss rate led to a decrease in the ACL for the RV Park pool of approximately $3.3 million as of September 30, 2024.
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
Highlights of the financial results are presented in the following tables:

Table 1: Highlights of Financial Results
(dollars in thousands)	December 31, 2024	December 31, 2023
Selected financial condition data:
Total assets	$4,053,278	$3,593,125
Total loans held for investment	3,532,686	3,081,719
Total deposits	3,557,994	3,026,896
Total subordinated notes, net	73,895	73,749
Total shareholders’ equity	396,624	285,774
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.07%	1.12%
Allowance for credit losses to nonperforming loans	21.02x	17.53x
Nonperforming loans to total loans held for investment	0.05%	0.06%
Capital ratios:
Total capital (to risk-weighted assets)	13.99%	12.30%
Tier 1 capital (to risk-weighted assets)	11.02%	9.07%
Common equity Tier 1 capital (to risk-weighted assets)	11.02%	9.07%
Tier 1 leverage	10.05%	8.73%
Total shareholders’ equity to total assets	9.79%	7.95%
Tangible shareholders’ equity to tangible assets[1]	9.79%	7.95%

Table 2: Highlights of Financial Results (continued)
(dollars in thousands, except share and per share data)	For the year ended
	December 31, 2024	December 31, 2023
Selected operating data:
Net interest income	$119,711	$110,880
Provision for credit losses	6,950	4,000
Non-interest income	6,453	7,511
Non-interest expense	54,493	47,775
Net income	45,671	47,734

Per common share data:
Earnings per common share:
Basic	$2.26	$2.78
Diluted	$2.26	$2.78
Book value per share	$18.60	$16.56
Tangible book value per share[2]	$18.60	$16.56

Shares outstanding data:
Weighted average basic common shares outstanding	20,154,385	17,166,592
Weighted average diluted common shares outstanding	20,205,440	17,187,969
Shares outstanding at end of period	21,319,083	17,256,989

Performance and other financial ratios:
ROAA	1.23%	1.44%
ROAE	12.72%	17.85%
Net interest margin	3.32%	3.42%
Cost of funds	2.64%	2.10%
Efficiency ratio	43.19%	40.35%
Average equity to average assets	9.71%	8.05%
Cash dividend payout ratio on common stock[3]	35.45%	26.98%
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

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the year ended December 31, 2024 to the year ended December 31, 2023.
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
Net interest income increased by $8.8 million, or 7.96%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, while our net interest margin decreased 10 basis points during the same period. The increase in net interest income was primarily due to an increase in interest income driven by higher average balances and yields on loans, partially offset by an increase in interest expense due to higher average balances and rates on deposits. Additional detail relating to net interest margin in each period is provided below.
Average balance sheet, interest, and yield/rate analysis. Table 3 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 3: Average Balances, Interest, and Yield/Rate
(dollars in thousands)	For the year ended December 31, 2024			For the year ended December 31, 2023
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$218,156	$11,080	5.08%	$184,103	$9,069	4.93%
Investment securities[1,2]	106,289	2,530	2.38%	113,515	2,600	2.29%
Loans held for investment and sale[1,3]	3,283,874	193,341	5.89%	2,947,603	162,713	5.52%
Total interest-earning assets[1]	3,608,319	206,951	5.74%	3,245,221	174,382	5.37%
Interest receivable and other assets, net[4]	90,061			75,741
Total assets	$3,698,380			$3,320,962
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$298,137	$4,716	1.58%	$312,944	$3,321	1.06%
Savings accounts[1]	124,208	3,584	2.89%	140,060	3,073	2.19%
Money market accounts[1]	1,533,405	53,750	3.51%	1,263,539	33,932	2.69%
Time accounts[1]	412,007	20,348	4.94%	372,557	17,535	4.71%
Subordinated notes and other borrowings[1]	77,335	4,842	6.26%	93,279	5,641	6.05%
Total interest-bearing liabilities	2,445,092	87,240	3.57%	2,182,379	63,502	2.91%
Demand accounts	858,789			844,057
Interest payable and other liabilities	35,331			27,127
Shareholders’ equity	359,168			267,399
Total liabilities and shareholders’ equity	$3,698,380			$3,320,962
Net interest spread[5]			2.17%			2.46%
Net interest income/margin[6]		$119,711	3.32%		$110,880	3.42%

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

Table 4: Interest Income and Expense Change Analysis
(dollars in thousands)	For the year ended December 31, 2024 compared to the year ended December 31, 2023
	Variance due to
	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$1,730	$281	$2,011
Investment securities	(172)	102	(70)
Loans held for investment and sale	19,798	10,830	30,628
Total interest-earning assets	21,356	11,213	32,569
Interest-bearing transaction accounts	(234)	1,629	1,395
Savings accounts	(457)	968	511
Money market accounts	9,460	10,358	19,818
Time accounts	1,948	865	2,813
Subordinated notes and other borrowings	(998)	199	(799)
Total interest-bearing liabilities	9,719	14,019	23,738
Changes in net interest income/margin	$11,637	$(2,806)	$8,831
Net interest income during the year ended December 31, 2024 increased $8.8 million, or 7.96%, to $119.7 million compared to $110.9 million during the year ended December 31, 2023. Net interest margin totaled 3.32% for the year ended December 31, 2024, a decrease of 10 basis points compared to the prior year. The increase in net interest income is primarily attributable to an additional $30.6 million in loan interest income due to a $336.3 million, or 11.41%, increase in the average balance of loans and a 37 basis point improvement in the average yield on loans as compared to the prior year. The increase in interest income was partially offset by an additional $24.5 million in deposit interest expense due to a $293.4 million, or 10.00%, increase in the average balance of deposits and a 58 basis point increase in the average cost of deposits compared to the prior year.

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
We recorded a $7.0 million provision for credit losses in the year ended December 31, 2024, compared to a $4.0 million provision for credit losses for the year ended December 31, 2023. The provision for credit losses increased $3.0 million, or 73.75%, primarily due to loan growth as loan originations in the year ended December 31, 2024 were almost double those for the year ended December 31, 2023.
Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Table 5 details the components of non-interest income for the periods indicated.

Table 5: Non-interest Income
(dollars in thousands)	For the year ended		$ Change	% Change
	December 31, 2024	December 31, 2023
Service charges on deposit accounts	$721	$575	$146	25.39%
Net gain (loss) on sale of securities	—	(167)	167	(100.00)%
Gain on sale of loans	1,274	1,952	(678)	(34.73)%
Loan-related fees	1,605	1,719	(114)	(6.63)%
FHLB stock dividends	1,320	970	350	36.08%
Earnings on BOLI	644	510	134	26.27%
Other income	889	1,952	(1,063)	(54.46)%
Total non-interest income	$6,453	$7,511	$(1,058)	(14.09)%
Service charges on deposit accounts. The increase resulted primarily from a $0.2 million increase in wire transfer fees recognized, partially offset by a small decrease in other fees recognized during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Net gain (loss) on sale of securities. The decrease in the net loss on sale of securities resulted from the sale of two municipal securities with a par value of approximately $0.8 million for a loss of approximately $0.2 million during the year ended December 31, 2023, with no sales occurring during the year ended December 31, 2024.
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold during the year ended December 31, 2024 compared to the year ended December 31, 2023. During the year ended December 31, 2024, 56 SBA 7(a) loans with government guaranteed portions totaling approximately $18.3 million were sold with an effective yield of 6.96%, as compared to approximately $36.5 million of loans sold with an effective yield of 5.35% during the year ended December 31, 2023.
Loan-related fees. The decrease was primarily a result of a $0.2 million net decrease in income earned from the credit card program, partially offset by a small increase in loan fee income earned on various loan types and services.

FHLB stock dividends. The increase primarily relates to a 50 basis point increase in the annualized dividend rate earned year-over-year, while the average shares outstanding remained consistent.
Earnings on BOLI. The increase was primarily due to additional policies purchased between December 31, 2024 and December 31, 2023.
Other income. The decrease resulted primarily from $0.5 million in income received on equity investments in venture-backed funds during the year ended December 31, 2024, as compared to $1.7 million in income received on equity investments in venture-backed funds during the year ended December 31, 2023.
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
Table 6 details the components of non-interest expense for the periods indicated.

Table 6: Non-interest Expense
(dollars in thousands)	For the year ended		$ Change	% Change
	December 31, 2024	December 31, 2023
Salaries and employee benefits	$31,709	$27,097	$4,612	17.02%
Occupancy and equipment	2,547	2,218	329	14.83%
Data processing and software	5,088	4,015	1,073	26.72%
FDIC insurance	1,635	1,557	78	5.01%
Professional services	3,078	2,575	503	19.53%
Advertising and promotional	2,411	2,403	8	0.33%
Loan-related expenses	1,207	1,192	15	1.26%
Other operating expenses	6,818	6,718	100	1.49%
Total non-interest expense	$54,493	$47,775	$6,718	14.06%
Salaries and employee benefits. The increase was the result of: (i) a $3.5 million increase in salaries, benefits, and bonuses, of which approximately $3.3 million related to employees hired to support expansion into the San Francisco Bay Area; and (ii) a $1.4 million increase in commissions paid, primarily to employees in the San Francisco Bay Area. The increase was partially offset by a $0.3 million increase in loan origination costs due to higher loan production, net of purchased consumer loans, period-over-period.
Occupancy and equipment. The increase related to rent expense for the San Francisco branch office and a new office lease to support back office staff during the year ended December 31, 2024, which did not exist for the full year ended December 31, 2023.
Data processing and software. The increase related to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
Professional services. The increase was due to an increase in audit, IT support, and other consulting fees for services provided for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Other operating expenses. The increase is primarily related to a $0.2 million increase in IntraFi Network fees resulting from an overall increase in balances carried in the network, partially offset by a $0.1 million decrease in conference and training expenses.
Provision for Income Taxes
Provision for income taxes increased by $0.2 million, or 0.89%, to $19.1 million for the year ended December 31, 2024, compared to $18.9 million for the year ended December 31, 2023. This increase is due to a $0.6 million provision to return true-up recorded during the year ended December 31, 2024, partially offset by a decline in taxable income year-over-year. The effective tax rate was 29.43% and 28.34% for the years ended December 31, 2024 and December 31, 2023, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of December 31, 2024 to our financial condition as of December 31, 2023. Table 7 summarizes selected components of our consolidated balance sheet as of December 31, 2024 and December 31, 2023.

Table 7: Selected Components of Consolidated Balance Sheets
(dollars in thousands)	December 31, 2024	December 31, 2023
Total assets	$4,053,278	$3,593,125
Cash and cash equivalents	352,343	321,576
Total investments	100,914	111,160
Loans held for investment	3,532,686	3,081,719
Total deposits	3,557,994	3,026,896
Subordinated notes, net	73,895	73,749
Total shareholders’ equity	396,624	285,774
Total Assets
At December 31, 2024, total assets were $4.1 billion, an increase of $460.2 million from $3.6 billion at December 31, 2023, primarily due to a $451.0 million increase in total loans held for investment and a $30.8 million increase in cash and cash equivalents, partially offset by a $10.2 million decrease in investments.
Cash and Cash Equivalents
Total cash and cash equivalents were $352.3 million at December 31, 2024, an increase of $30.8 million from $321.6 million at December 31, 2023. The increase in cash and cash equivalents was primarily due to increases in deposits of $531.1 million, $80.9 million in net proceeds from the 2024 Public Offering (as defined below), and pre-tax income of $64.7 million, partially offset by loan originations, net of repayments, of $442.8 million and a decrease in borrowings of $170.0 million.
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
Our total securities available-for-sale and held-to-maturity amounted to $100.9 million at December 31, 2024 and $111.2 million at December 31, 2023, a decrease of $10.2 million year-over-year. The decrease was primarily due to principal paydowns and amortization of $9.0 million, partially offset by an improvement in the unrealized loss on securities of $0.9 million, primarily in our municipal securities portfolios. The improvement in the unrealized loss was recognized as a result of interest rate decreases that occurred during the period.

Table 8 presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of the dates shown.

Table 8: Stated Maturities and Weighted Average Yields - Investment Securities
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
December 31, 2024
Available-for-sale:
U.S. government agency securities	$—	—%	$1,583	5.00%	$338	2.01%	$6,424	5.65%	$8,345	5.38%
Mortgage-backed securities	—	—%	—	—%	508	2.74%	50,062	1.74%	50,570	1.75%
Obligations of states and political subdivisions	—	—%	737	1.17%	8,108	1.62%	28,292	1.79%	37,137	1.74%
Collateralized mortgage obligations	—	—%	—	—%	279	1.76%	—	—%	279	1.76%
Corporate bonds	—	—%	1,863	1.25%	—	—%	—	—%	1,863	1.25%
Total available-for-sale	—	—%	4,183	2.65%	9,233	1.70%	84,778	2.05%	98,194	2.04%
Held-to-maturity:
Obligations of states and political subdivisions	210	6.00%	945	6.00%	1,380	6.00%	185	6.00%	2,720	6.00%
Total	$210	6.00%	$5,128	3.27%	$10,613	2.26%	$84,963	2.06%	$100,914	2.15%

December 31, 2023
Available-for-sale:
U.S. government agency securities	$—	—%	$800	3.44%	$2,010	5.36%	$7,731	5.77%	$10,541	5.51%
Mortgage-backed securities	—	—%	—	—%	609	2.74%	56,364	1.76%	56,973	1.77%
Obligations of states and political subdivisions	—	—%	367	0.84%	5,838	1.71%	32,254	1.76%	38,459	1.74%
Collateralized mortgage obligations	—	—%	—	—%	332	1.76%	—	—%	332	1.76%
Corporate bonds	—	—%	1,778	1.25%	—	—%	—	—%	1,778	1.25%
Total available-for-sale	—	—%	2,945	1.79%	8,789	2.62%	96,349	2.08%	108,083	2.12%
Held-to-maturity:
Obligations of states and political subdivisions	277	6.00%	935	6.00%	1,365	6.00%	500	6.00%	3,077	6.00%
Total	$277	6.00%	$3,880	2.81%	$10,154	3.07%	$96,849	2.10%	$111,160	2.22%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of December 31, 2024 and 2023, our total loans amounted to $3.5 billion and $3.1 billion, respectively. Table 9 presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

Table 9: Loans Outstanding
	As of
(dollars in thousands)	December 31, 2024		December 31, 2023
	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,857,173	80.75%	$2,685,419	86.76%
Commercial land and development	3,849	0.11%	15,551	0.50%
Commercial construction	111,318	3.15%	62,863	2.03%
Residential construction	4,561	0.13%	15,456	0.50%
Residential	32,774	0.93%	25,893	0.84%
Farmland	47,241	1.34%	51,669	1.67%
Commercial:
Secured	170,548	4.82%	165,109	5.33%
Unsecured	27,558	0.78%	23,850	0.77%
Consumer and other	279,584	7.90%	38,166	1.23%
Loans held for investment, gross	3,534,606	99.91%	3,083,976	99.63%

Loans held for sale:
Commercial	3,247	0.09%	11,464	0.37%
Total loans, gross	3,537,853	100.00%	3,095,440	100.00%
Net deferred loan fees	(1,920)		(2,257)
Total loans	$3,535,933		$3,093,183
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
Farmland loans consist of loans used to purchase, refinance, or improve farmland secured by farming properties themselves. The farmland is generally located in or near our market.
Commercial loans consist of financing for commercial purposes in various lines of business, including manufacturing, service industry, and professional service areas. Commercial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guaranty of the business owner(s).
Consumer and other loans consist primarily of loans purchased in a loan purchase program with a non-bank lender, generally made to professionals for the purpose of large personal or household purchases. The loans are unsecured, fixed rate loans. Consumer and other loans also include loans purchased or originated through financing partnerships which are no longer active.
Table 10 presents the commercial real estate loan balance, associated percentage of commercial real estate concentrations, estimated real estate collateral values, and related loan-to-value (“LTV”) ranges by collateral type as of the dates indicated. Revolving lines of credit with zero balance and 0.00% LTV are excluded from this table. Collateral values are determined at origination using third-party real estate appraisals or evaluations. Updated appraisals, which are included in the table below, may be obtained for loans that are downgraded to watch or substandard. Loans over $2.0 million are reviewed annually, at which time an internal assessment of collateral values is completed.

Table 10: Commercial Real Estate Loans
(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
December 31, 2024
Manufactured home community	$891,935	31.22%	$1,586,109	14.24%	74.52%
RV Park	371,733	13.01%	648,272	17.94%	75.00%
Retail	283,394	9.92%	569,677	6.49%	72.80%
Industrial	224,860	7.87%	500,307	4.56%	73.91%
Faith-based	184,151	6.45%	492,030	9.35%	74.67%
Mini storage	177,854	6.22%	361,437	16.23%	69.19%
Multifamily	172,592	6.04%	371,634	14.35%	75.00%
Office	145,986	5.11%	338,474	5.03%	73.64%
All other types[1]	404,668	14.16%	855,084	4.00%	112.07%
Total[2]	$2,857,173	100.00%	$5,723,024

December 31, 2023
Manufactured home community	$813,687	30.30%	$1,430,224	16.80%	74.52%
RV Park	343,817	12.80%	599,691	18.29%	75.00%
Retail	273,100	10.17%	540,660	6.89%	74.07%
Multifamily	211,598	7.88%	427,948	13.12%	75.00%
Faith-based	184,799	6.88%	488,160	8.33%	74.54%
Mini storage	176,380	6.57%	358,395	16.56%	70.00%
Industrial	173,192	6.45%	417,439	7.48%	83.26%
Office	135,928	5.06%	298,989	9.07%	73.52%
All other types[1]	372,918	13.89%	756,541	4.00%	152.33%
Total[2]	$2,685,419	100.00%	$5,318,047
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 84.09% of loans held for investment at December 31, 2024. Commercial secured lending represents 4.83% of loans held for investment at December 31, 2024. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.
We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 571.91% and 682.72% as of December 31, 2024 and

December 31, 2023, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of December 31, 2024. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
Table 11 sets forth the contractual maturities of our loan portfolio as of the dates shown.

Table 11: Contractual Maturities - Gross Loans
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
December 31, 2024
Real estate:
Commercial	$35,682	$362,077	$2,383,655	$75,759	$2,857,173
Commercial land and development	2,433	438	978	—	3,849
Commercial construction	9,378	64,407	37,533	—	111,318
Residential construction	3,310	1,251	—	—	4,561
Residential	324	9,486	22,045	919	32,774
Farmland	—	6,632	40,609	—	47,241
Commercial:
Secured	56,630	46,722	70,035	408	173,795
Unsecured	2,500	10,552	14,506	—	27,558
Consumer and other	161	13,964	265,459	—	279,584
Total	$110,418	$515,529	$2,834,820	$77,086	$3,537,853

December 31, 2023
Real estate:
Commercial	$57,443	$271,306	$2,284,482	$72,188	$2,685,419
Commercial land and development	11,406	3,353	792	—	15,551
Commercial construction	27,078	10,377	25,408	—	62,863
Residential construction	11,543	3,913	—	—	15,456
Residential	286	5,916	18,735	956	25,893
Farmland	2,835	3,932	44,902	—	51,669
Commercial:
Secured	36,844	48,491	90,826	412	176,573
Unsecured	574	10,789	12,487	—	23,850
Consumer and other	857	5,638	31,671	—	38,166
Total	$148,866	$363,715	$2,509,303	$73,556	$3,095,440

Table 12 sets forth the sensitivity to interest rate changes of our loan portfolio as of the dates shown.

Table 12: Sensitivity to Interest Rates - Gross Loans
(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
December 31, 2024
Real estate:
Commercial	$587,825	$2,269,348	$2,857,173
Commercial land and development	1,416	2,433	3,849
Commercial construction	—	111,318	111,318
Residential construction	—	4,561	4,561
Residential	4,495	28,279	32,774
Farmland	4,873	42,368	47,241
Commercial:
Secured	48,587	125,208	173,795
Unsecured	19,988	7,570	27,558
Consumer and other	279,458	126	279,584
Total	$946,642	$2,591,211	$3,537,853

December 31, 2023
Real estate:
Commercial	$570,385	$2,115,034	$2,685,419
Commercial land and development	10,081	5,470	15,551
Commercial construction	—	62,863	62,863
Residential construction	3,913	11,543	15,456
Residential	1,272	24,621	25,893
Farmland	5,848	45,821	51,669
Commercial:
Secured	38,029	138,544	176,573
Unsecured	16,343	7,507	23,850
Consumer and other	38,081	85	38,166
Total	$683,952	$2,411,488	$3,095,440
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
Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting policies and practices, executed by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction, such as collateral cash flow, collateral coverage, and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after the origination process. Particular emphasis is placed on our commercial portfolio, where risk assessments are reevaluated as a result of reviewing commercial property operating statements and borrower financials. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance. We design our practices to facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk classifications are an integral part of management’s assessment of the adequacy of our ACL. We periodically employ the use of an independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions and rising interest rates.
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
SBA Loans
During 2024, the Company sold 56 SBA 7(a) loans with government-guaranteed portions totaling approximately $18.3 million. The Company received gross proceeds of $19.6 million on the loans sold in 2024, resulting in a net gain on sale of $1.3 million.
During 2023, the Company sold 143 SBA 7(a) loans with government-guaranteed portions totaling approximately $36.5 million. The Company received gross proceeds of $38.4 million on the loans sold in 2023, resulting in a net gain on sale of $2.0 million.
Non-accrual Loans
Table 13 provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

Table 13: Nonperforming and Restructured Assets
(dollars in thousands)	December 31, 2024	December 31, 2023
Non-accrual loans
Real estate:
Commercial	$1,750	$1,893
Commercial:
Secured	48	72
Total non-accrual loans	1,798	1,965

Loans past due 90 days or more and still accruing
Total loans past due 90 days or more and still accruing	—	—
Total nonperforming loans	1,798	1,965

Real estate owned	87	—
Total nonperforming assets	$1,885	$1,965

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	2,101.78%	1,752.70%
Nonperforming loans to loans held for investment	0.05%	0.06%
Nonperforming assets to total assets	0.05%	0.05%
Nonperforming loans plus performing LMs to loans held for investment	0.05%	0.06%
The ratio of nonperforming loans to loans held for investment was 0.05% at December 31, 2024, decreasing from 0.06% as of December 31, 2023.

The ratio of the allowance for credit losses to period end nonperforming loans increased from 1,752.70% as of December 31, 2023 to 2,101.78% as of December 31, 2024. This increase was due to: (i) a 9.76% increase in the allowance for credit losses year-over-year; and (ii) an 8.50% decrease in nonperforming loans year-over-year.
Potential Problem Loans
We utilize a risk grading system for our loans to aid us in evaluating the overall credit quality of our real estate loan portfolio and assessing the adequacy of our ACL. All loans are grouped into a risk category at the time of origination. Commercial real estate loans over $2.0 million are reevaluated at least annually for proper classification in conjunction with our review of property and borrower financial information. All loans are reevaluated for proper risk grading as new information such as payment patterns, collateral condition, and other relevant information comes to our attention.
The banking industry defines loans graded substandard or doubtful as “classified” loans. Table 14 shows loans by credit quality risk rating as of the periods indicated.

Table 14: Gross Loans Held for Investment by Credit Quality Risk Rating
(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
December 31, 2024
Real estate:
Commercial	$2,746,594	$107,992	$2,587	$—	$2,857,173
Commercial land and development	3,849	—	—	—	3,849
Commercial construction	111,318	—	—	—	111,318
Residential construction	4,561	—	—	—	4,561
Residential	32,774	—	—	—	32,774
Farmland	45,948	1,293	—	—	47,241
Commercial:
Secured	156,381	14,119	48	—	170,548
Unsecured	27,558	—	—	—	27,558
Consumer and other	279,575	—	9	—	279,584
Total	$3,408,558	$123,404	$2,644	$—	$3,534,606

December 31, 2023
Real estate:
Commercial	$2,658,504	$25,023	$1,892	$—	$2,685,419
Commercial land and development	15,551	—	—	—	15,551
Commercial construction	62,863	—	—	—	62,863
Residential construction	15,456	—	—	—	15,456
Residential	25,893	—	—	—	25,893
Farmland	51,669	—	—	—	51,669
Commercial:
Secured	150,451	14,586	72	—	165,109
Unsecured	23,850	—	—	—	23,850
Consumer and other	38,139	15	12	—	38,166
Total	$3,042,376	$39,624	$1,976	$—	$3,083,976
Loans designated as watch and substandard, which are not considered adversely classified, increased to $126.0 million at December 31, 2024 from $41.6 million at December 31, 2023. The increase related primarily to an $83.8 million increase in loans designated as watch for loans which have indicators of deficient loan quality and potential significant issues which are expected to be temporary in nature. There were no loans with doubtful risk grades at December 31, 2024 or December 31, 2023.

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
At December 31, 2024, the Company’s allowance for credit losses was $37.8 million, compared to $34.4 million at December 31, 2023. The $3.4 million increase in the allowance is due to a $7.5 million provision for credit losses, partially offset by net charge-offs of $4.1 million during the year ended December 31, 2024, mainly attributable to commercial and industrial loans, during the same period.
While the entire allowance for credit losses is available to absorb losses from any and all loans, Table 15 represents management’s allocation of our allowance for credit losses by loan category, and the balance of loans in each category as a percentage of total loans, for the periods indicated.

Table 15: Allocation of the Allowance for Credit Losses
	December 31, 2024		December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	% of Loans to Total Loans	Allowance for Credit Losses	% of Loans to Total Loans
Real estate:
Commercial	$25,864	80.75%	$29,015	86.76%
Commercial land and development	78	0.11%	178	0.50%
Commercial construction	2,268	3.15%	718	2.03%
Residential construction	64	0.13%	89	0.50%
Residential	270	0.93%	151	0.84%
Farmland	607	1.34%	399	1.67%
Commercial:
Secured	5,866	4.91%	3,314	5.70%
Unsecured	278	0.78%	189	0.77%
Consumer and other	2,496	7.90%	378	1.23%
Total	$37,791	100.00%	$34,431	100.00%
The ratio of allowance for credit losses to total loans held for investment was 1.07% at December 31, 2024, as compared to 1.12% at December 31, 2023.

Table 16 provides information on the activity within the allowance for credit losses as of and for the periods indicated.

Table 16: Activity Within the Allowance for Credit Losses
	As of and for the year ended
	December 31, 2024		December 31, 2023
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$3,276,841		$2,937,899

Allowance for credit losses	$34,431		$28,389
Effect of adoption of ASC 326	—		5,262

Net (charge-offs) recoveries:
Commercial:
Secured	(4,042)	(0.12)%	(3,073)	(0.10)%
Unsecured	(41)	—%	(6)	—%
Consumer and other	(7)	—%	(111)	—%
Net charge-offs	(4,090)	(0.12)%	(3,190)	(0.11)%

Provision for credit losses	7,450		3,970

Allowance for credit losses	$37,791		$34,431

Loans held for investment	$3,532,686		$3,081,719
Allowance for credit losses to loans held for investment	1.07%		1.12%
The allowance for credit losses to loans held for investment decreased from 1.12% as of December 31, 2023 to 1.07% as of December 31, 2024. Net charge-offs as a percent of average loans held for investment increased from 0.11% to 0.12% for the years ended December 31, 2023 and December 31, 2024, respectively.
Liabilities
During 2024, total liabilities increased by $349.3 million from $3.3 billion at December 31, 2023 to $3.7 billion at December 31, 2024. This increase was primarily attributable to an increase in deposits of $531.1 million, partially offset by a decrease in other borrowings of $170.0 million. The $531.1 million increase in deposits was largely due to increases in money market, time, and non-interest-bearing demand deposits of $242.9 million, $203.6 million, and $91.5 million, respectively, partially offset by decreases in interest-bearing transaction and savings deposits of $5.1 million and $1.8 million, respectively.
Deposits
Representing 97.30% of our total liabilities as of December 31, 2024, deposits are our primary source of funding for our business operations.
Total deposits increased by $531.1 million, or 17.55%, to $3.6 billion at December 31, 2024 from $3.0 billion as of December 31, 2023. Deposit increases were primarily attributable to an increase in the number of new relationships, as well as normal fluctuations in our existing accounts. Non-interest-bearing deposits increased by $91.5 million in 2024 to $922.6 million, and represented 25.93% of total deposits at December 31, 2024, compared to 27.46% of total deposits at December 31, 2023. Our loan to deposit ratio was 99.38% at December 31, 2024, compared to 102.19% at December 31, 2023. We closely monitor the loan to deposit ratio for purposes of both operational objectives and regulatory capital compliance. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.

Table 17 summarizes our deposit composition by average deposits and average rates paid for the periods indicated.

Table 17: Deposit Composition by Average Balances and Average Rates Paid
	For the year ended
	December 31, 2024			December 31, 2023
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$298,137	1.58%	9.24%	$312,944	1.06%	10.67%
Money market and savings accounts	1,657,613	3.46%	51.37%	1,403,599	2.64%	47.85%
Time accounts	412,007	4.94%	12.77%	372,557	4.71%	12.70%
Demand accounts	858,789	—%	26.62%	844,057	—%	28.78%
Total deposits	$3,226,546	2.56%	100.00%	$2,933,157	1.97%	100.00%
Uninsured and uncollateralized deposits totaled $1.2 billion and $1.0 billion at December 31, 2024 and 2023, respectively.
As of December 31, 2024, our 49 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.8 billion, or 50.35% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 9.13 years. As of December 31, 2023, our 40 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.5 billion, or 49.80% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Table 18 shows the entity types making up our large deposit relationships at the dates indicated.

Table 18: Composition of Large Deposit Relationships
(dollars in thousands)	December 31, 2024	December 31, 2023
Municipalities	$674,094	$693,685
Non-profits	211,480	188,252
Businesses	605,894	525,193
Brokered deposits	299,961	100,128
Total	$1,791,429	$1,507,258
Our largest single deposit relationship at December 31, 2024 related to brokered deposits. The balance for this customer was $300.0 million, or approximately 8.43% of total deposits as of December 31, 2024. At December 31, 2023, our largest single deposit relationship related to a government agency and had a balance of $260.0 million, or 8.59% of total deposits as of December 31, 2023. As our demand deposits fluctuate, we have purchased brokered deposits as needed to supplement liquidity. We do not consider brokered deposits as core deposits, but as another deposit funding source for our loan growth.
Table 19 sets forth the maturity of time deposits as of December 31, 2024.

Table 19: Scheduled Maturities of Time Deposits
(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$299,572	$306,005	$605,577	$293,361
Over three through six months	27,338	16,164	43,502	23,838
Over six through twelve months	14,814	2,982	17,796	10,313
Over twelve months	2,405	874	3,279	1,156
Total	$344,129	$326,025	$670,154	$328,668

FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of December 31, 2024 and borrowings of $170.0 million outstanding from the FHLB as of December 31, 2023.
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
Table 20 is a summary of our outstanding subordinated notes as of December 31, 2024.

Table 20: Subordinated Notes Outstanding
(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (7.93% as of December 31, 2024) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $396.6 million at December 31, 2024 and $285.8 million at December 31, 2023. The increase in shareholders’ equity was primarily a result of $80.9 million of additional common stock issued and outstanding in 2024 and net income recognized of $45.7 million, partially offset by $16.2 million in cash dividends paid during the period.
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
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of December 31, 2024, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. In addition, in April 2024, the Company closed the 2024 Public Offering. The proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $80.9 million, providing additional cash to support the Company’s ongoing operating needs.
Based on our current capital allocation objectives, during 2025, we project spending $0.7 million related to continued build-out of our IT systems and processes and allocating $17.1 million of cash for dividends on our common stock.
For the 12-month period ending December 31, 2025, we project that our fixed commitments could potentially include: (i) approximately $433.6 million to fund off-balance sheet commitments outstanding at December 31, 2024; (ii) $7.6 million for IT services, IT support, and compliance expenditures; and (iii) $1.6 million for operating leases. In future years, we expect that our main sources and uses of cash will relate primarily to regular operating activities.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the year ended December 31, 2024, we had cash outflows of $442.8 million in loan originations and advances, net of principal collected, and $21.7 million in loans originated for sale.
Additionally, in the ordinary course of business, we enter into commitments to extend credit, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2024, off-balance sheet commitments totaled $433.6 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the year ended December 31, 2024, we had cash inflows related to an increase in deposits of $531.1 million.
During the twelve months following December 31, 2024, approximately $666.9 million of time deposits are expected to mature, which includes $300.0 million of brokered deposits. In addition, we expect $3.3 million of time deposits to mature through 2029. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our San Francisco Bay Area expansion provide a stable funding base.
At December 31, 2024, cash and cash equivalents represented 9.90% of total deposits.
Investment Securities
Our investment securities totaled $100.9 million at December 31, 2024. Mortgage-backed securities and obligations of states and political subdivisions comprised 50.10% and 39.50% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $8.0 million from our securities over the next twelve months. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the year ended December 31, 2024, we had cash proceeds from sales, maturities, calls and prepayments of securities of $8.4 million. Additionally, at December 31, 2024, securities available-for-sale totaled $98.2 million, of which $95.1 million has been pledged as collateral for borrowings and other commitments.
Future Contractual Obligations
Our estimated future obligations as of December 31, 2024 include both current and long-term obligations. Under our operating leases as discussed in Note 15, Commitments and Contingencies, we have a current obligation of $1.6 million and a long-term obligation of $6.6 million. We also have a current obligation of $666.9 million and a long-term obligation of $3.3 million related to time deposits, as discussed in Note 8, Interest-Bearing Deposits. We have net subordinated notes of $73.9 million, all of which are long-term obligations. Finally, we have one significant contract for core processing services. While the actual obligation is unknown and dependent on certain factors, including volume and activity, when using our 2024 average monthly expense extrapolated over the remaining life of the contract, we estimate that our current obligation under this contract is $0.9 million. We do not have a long-term obligation under this contract until it is renewed.

Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth in Table 21) was approximately $1.9 billion as of December 31, 2024.

Table 21: Total Liquidity
	December 31, 2024
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings	Available
FHLB advances	$1,212,209	$701,500	$—	$510,709
Federal Reserve Discount Window	862,136	—	—	862,136
Correspondent bank lines of credit	175,000	—	—	175,000
Cash and cash equivalents	—	—	—	352,343
Total	$2,249,345	$701,500	$—	$1,900,188
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2024, the Bank had no outstanding FHLB financing borrowings and a total financing availability of $510.7 million, net of letters of credit issued of $701.5 million.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At December 31, 2024, the Bank had no outstanding Federal Reserve Discount Window borrowings and a total financing availability of $862.1 million.
Correspondent Bank Lines of Credit
At December 31, 2024, the unused and available amount for borrowing from correspondent bank lines of credit was $175.0 million.
Dividends
A use of liquidity for the Company is shareholder dividends. Bancorp paid dividends to its shareholders totaling $16.2 million during the year ended December 31, 2024.
We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock, subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during 2025 at a rate of $0.20 per share, our average total dividend paid each quarter would be approximately $4.3 million based on the number of currently outstanding shares if there are no increases or decreases in the number of shares, and given that unvested RSAs share equally in dividends with outstanding common stock.
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

Historical Information
Table 22 summarizes our consolidated cash flow activities.

Table 22: Consolidated Cash Flow Activities
(dollars in thousands)	For the year ended December 31,		$ Change
	2024	2023
Net cash provided by operating activities	$51,786	$38,914	$12,872
Net cash used in investing activities	(446,744)	(279,278)	(167,466)
Net cash provided by financing activities	425,725	301,949	123,776
Operating Activities
Net cash provided by operating activities increased by $12.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to lower loans originated for sale, higher interest receivable and other assets, and a higher provision for credit losses. These sources of cash were partially offset by lower proceeds from sale of loans. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
For additional information about our operating results, see “Results of Operations” above.
Investing Activities
Net cash used in investing activities increased by $167.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to higher originations of loans held for investment, net of repayments, and higher investments in low income housing tax credits.
Financing Activities
Net cash provided by financing activities increased by $123.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an increase in deposits and proceeds from the 2024 Public Offering, partially offset by payments on other borrowings.
Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for credit losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.
Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in Tables 23 and 24 can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank is also subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of December 31, 2024, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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

The capital adequacy ratios as of December 31, 2024 and 2023 for Bancorp and the Bank are presented in Tables 23 and 24. As of December 31, 2024 and 2023, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 23: Capital Ratios for Bancorp
(dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$519,722	13.99%	$332,622	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$222,940	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$167,205	4.50%	N/A	N/A
Tier 1 leverage	$409,514	10.05%	$162,960	4.00%	N/A	N/A
December 31, 2023
Total capital (to risk-weighted assets)	$404,829	12.30%	$259,090	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$197,534	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$148,150	4.50%	N/A	N/A
Tier 1 leverage	$298,749	8.73%	$136,953	4.00%	N/A	N/A

Table 24: Capital Ratios for the Bank
(dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$504,896	13.59%	$297,216	8.00%	$371,520	10.00%
Tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$222,912	6.00%	$297,216	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$167,184	4.50%	$241,488	6.50%
Tier 1 leverage	$468,584	11.50%	$162,942	4.00%	$203,677	5.00%
December 31, 2023
Total capital (to risk-weighted assets)	$392,114	11.93%	$262,947	8.00%	$328,684	10.00%
Tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$197,211	6.00%	$262,947	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$147,908	4.50%	$213,645	6.50%
Tier 1 leverage	$359,783	10.52%	$136,757	4.00%	$170,946	5.00%

[1]	The listed capital adequacy ratios exclude capital conservation buffers.
Recent Accounting Pronouncements
For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2024, see Note 2, Recently Issued Accounting Standards, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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
The Company’s total interest income was $57.7 million for the three months ended December 31, 2024 and $207.0 million for the year ended December 31, 2024. Our total interest expense was $24.3 million for the three months ended December 31, 2024 and $87.2 million for the year ended December 31, 2024. Overall, our net interest income was $33.5 million for the three months ended December 31, 2024 and $119.7 million for the year ended December 31, 2024.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of December 31, 2024, the Company carried a slightly higher balance of liabilities than assets that will reprice within the next twelve months in the event that interest rates fall.
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

As of December 31, 2024, the overnight federal funds rate (the rate used in the interest rate shock scenarios listed below) was 4.33%, a decrease from 5.33% at December 31, 2023. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
Table 25 summarizes the estimated effect on net interest income and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve-month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of December 31, 2024 and 2023.

Table 25: Estimated Effect on Net Interest Income and EVE from Changing Interest Rates
	December 31, 2024		December 31, 2023
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	(6.32)%	(12.51)%	(13.73)%	(22.17)%
+200 (shock)	(4.09)%	(8.70)%	(9.02)%	(15.23)%
+100 (shock)	(2.15)%	(4.29)%	(4.63)%	(7.90)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	2.14%	3.93%	4.43%	8.09%
-200 (shock)	4.80%	6.40%	8.93%	14.76%
-300 (shock)	7.95%	10.12%	13.72%	22.38%
The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, which are based upon our experience and published industry experience including, but not limited to, assumptions relating to expected maturities, hypothetical changes in interest rates, decay rates, and deposit betas. Such assumptions may not necessarily reflect the manner or timing in which our interest-earning assets and interest-bearing liabilities respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Five Star Bancorp and Subsidiary
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Star Bancorp (and subsidiary) (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Notes 1, 2, 3 and 4 to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses as of January 1, 2023, due to the adoption of Accounting Standards Update No. 2016-13, which established Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses.
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

Everett, Washington
February 28, 2025
We have served as the Company’s auditor since 2010.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023

(in thousands, except share amounts)	2024	2023
ASSETS
Cash and due from financial institutions	$33,882	$26,986
Interest-bearing deposits in banks	318,461	294,590
Cash and cash equivalents	352,343	321,576
Time deposits in banks	4,121	5,858
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at December 31, 2024 and 2023 (amortized cost of $115,757 and $124,788 at December 31, 2024 and 2023, respectively)	98,194	108,083
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at December 31, 2024 and 2023 (fair value of $2,353 and $2,913 at December 31, 2024 and 2023, respectively)	2,720	3,077
Loans held for sale	3,247	11,464
Loans held for investment	3,532,686	3,081,719
Allowance for credit losses	(37,791)	(34,431)
Loans held for investment, net of allowance for credit losses	3,494,895	3,047,288
FHLB stock	15,000	15,000
Operating leases, right-of-use asset, net	6,245	5,284
Premises and equipment, net	1,584	1,623
Bank-owned life insurance	19,375	17,180
Interest receivable and other assets	55,554	56,692
Total assets	$4,053,278	$3,593,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$922,629	$831,101
Interest-bearing	2,635,365	2,195,795
Total deposits	3,557,994	3,026,896
Borrowings:
Subordinated notes, net	73,895	73,749
Other borrowings	—	170,000
Operating lease liability	6,857	5,603
Interest payable and other liabilities	17,908	31,103
Total liabilities	3,656,654	3,307,351
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, no par value; 100,000,000 shares authorized; 21,319,083 shares issued and outstanding at December 31, 2024; 17,256,989 shares issued and outstanding at December 31, 2023	302,531	220,505
Retained earnings	106,464	77,036
Accumulated other comprehensive loss, net of taxes	(12,371)	(11,767)
Total shareholders’ equity	396,624	285,774
Total liabilities and shareholders’ equity	$4,053,278	$3,593,125
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2024, 2023, and 2022

(in thousands, except per share amounts)	2024	2023	2022
Interest and fee income:
Loans, including fees	$193,341	$162,713	$111,795
Taxable securities	1,830	1,876	1,714
Nontaxable securities	700	724	713
Interest-bearing deposits in banks	11,080	9,069	3,696
Total interest and fee income	206,951	174,382	117,918

Interest expense:
Deposits	82,398	57,861	10,923
Subordinated notes	4,646	4,646	3,740
Other borrowings	196	995	185
Total interest expense	87,240	63,502	14,848

Net interest income	119,711	110,880	103,070
Provision for credit losses	6,950	4,000	6,700
Net interest income after provision for credit losses	112,761	106,880	96,370

Non-interest income:
Service charges on deposit accounts	721	575	467
Net gain (loss) on sale of securities	—	(167)	5
Gain on sale of loans	1,274	1,952	2,934
Loan-related fees	1,605	1,719	2,207
FHLB stock dividends	1,320	970	546
Earnings on BOLI	644	510	412
Other	889	1,952	586
Total non-interest income	6,453	7,511	7,157

Non-interest expense:
Salaries and employee benefits	31,709	27,097	22,571
Occupancy and equipment	2,547	2,218	2,059
Data processing and software	5,088	4,015	3,091
FDIC insurance	1,635	1,557	850
Professional services	3,078	2,575	2,467
Advertising and promotional	2,411	2,403	1,908
Loan-related expenses	1,207	1,192	1,287
Other operating expenses	6,818	6,718	6,436
Total non-interest expense	54,493	47,775	40,669

Income before provision for income taxes	64,721	66,616	62,858

Provision for income taxes	19,050	18,882	18,057

Net income	$45,671	$47,734	$44,801

Basic earnings per common share	$2.26	$2.78	$2.61
Diluted earnings per common share	$2.26	$2.78	$2.61
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2024, 2023, and 2022

(in thousands)	2024	2023	2022
Net income	$45,671	$47,734	$44,801

Unrealized (loss) gain on securities:
Net unrealized holding (loss) gain on securities available-for-sale during the period	(858)	2,228	(18,291)
Reclassification for net loss (gain) on sale of securities included in net income	—	167	(5)
Less: Income tax (benefit) expense related to items of other comprehensive (loss) income	(254)	708	(5,408)
Other comprehensive (loss) income	(604)	1,687	(12,888)

Total comprehensive income	$45,067	$49,421	$31,913
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2024, 2023, and 2022

(in thousands, except share and per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	17,224,848	$218,444	$17,168	$(566)	$235,046
Cumulative effect of adoption of ASC 842 on retained earnings	—	—	68	—	68
Net income	—	—	44,801	—	44,801
Other comprehensive loss	—	—	—	(12,888)	(12,888)
Stock issued under stock award plans	23,639	—	—	—	—
Stock compensation expense	—	1,099	—	—	1,099
Stock forfeitures	(6,561)	—	—	—	—
Cash dividends paid ($1.05 per share)	—	—	(15,301)	—	(15,301)
Balance at December 31, 2022	17,241,926	$219,543	$46,736	$(13,454)	$252,825

Cumulative effect of adoption of ASC 326 on retained earnings	—	—	(4,491)	—	(4,491)
Net income	—	—	47,734	—	47,734
Other comprehensive income	—	—	—	1,687	1,687
Stock issued under stock award plans	16,978	—	—	—	—
Stock compensation expense	—	962	—	—	962
Stock forfeitures	(1,915)	—	—	—	—
Cash dividends paid ($0.75 per share)	—	—	(12,943)	—	(12,943)
Balance at December 31, 2023	17,256,989	$220,505	$77,036	$(11,767)	$285,774

Net income	—	—	45,671	—	45,671
Other comprehensive loss	—	—	—	(604)	(604)
Stock issued under stock award plans	96,380	—	—	—	—
Stock compensation expense	—	1,156	—	—	1,156
Stock forfeitures	(1,786)	—	—	—	—
Common stock issued	3,967,500	80,870	—	—	80,870
Cash dividends paid ($0.80 per share)	—	—	(16,243)	—	(16,243)
Balance at December 31, 2024	21,319,083	$302,531	$106,464	$(12,371)	$396,624
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2024, 2023, and 2022

(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$45,671	$47,734	$44,801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,950	4,000	6,700
Depreciation and amortization	1,877	1,612	1,636
Amortization of deferred loan fees and costs	(337)	117	534
Amortization of premiums and discounts on securities	943	1,152	1,267
Amortization of subordinated note issuance costs	146	144	122
Amortization of low income housing tax credits	1,050	291	—
Stock compensation expense	1,156	962	1,099
Earnings on BOLI	(644)	(510)	(412)
Deferred tax provision	(243)	(897)	(1,942)
Loans originated for sale	(21,654)	(47,922)	(60,173)
Gain on sale of loans	(1,274)	(1,952)	(2,934)
Gross proceeds from sale of loans	19,682	38,410	53,691
Net loss (gain) on sale of securities available-for-sale	—	167	(5)
Extinguishment of redeemed subordinated note issuance costs	—	—	302
Gain on partial sale of equity investment	(545)	(1,683)	—
Net changes in:
Interest receivable and other assets	2,535	(3,708)	(5,096)
Interest payable and other liabilities	(2,611)	1,897	7,363
Operating lease liability	(916)	(900)	(978)
Net cash provided by operating activities	51,786	38,914	45,975
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	737	1,623
Maturities, prepayments, and calls of securities available-for-sale	8,445	10,056	15,523
Purchases of securities available-for-sale	—	(1,151)	(2,642)
Capital call for equity investment	(2,908)	(1,407)	—
Proceeds received from equity investment	1,056	1,915	—
Low income housing tax credits	(10,052)	(2,341)	—
Net change in time deposits in banks	1,737	3,991	4,615
Loan originations, net of repayments	(442,843)	(284,314)	(848,283)
Purchase of premises and equipment	(628)	(653)	(481)
Purchase of FHLB stock	—	(4,110)	(4,223)
Purchase of BOLI	(1,551)	(2,001)	(3,054)
Net cash used in investing activities	(446,744)	(279,278)	(836,922)
Cash flows from financing activities:
Net change in deposits	531,098	244,892	496,114
Proceeds from issuance of stock, net of issuance costs	80,870	—	—
(Payments) advances on other borrowings	(170,000)	70,000	100,000
Cash dividends paid	(16,243)	(12,943)	(15,301)
Proceeds from subordinated note issuance	—	—	75,000
Subordinated note issuance costs	—	—	(1,454)
Subordinated note redemption	—	—	(28,750)
Net cash provided by financing activities	425,725	301,949	625,609
Net change in cash and cash equivalents	30,767	61,585	(165,338)
Cash and cash equivalents at beginning of period	321,576	259,991	425,329
Cash and cash equivalents at end of period	$352,343	$321,576	$259,991

(in thousands)	2024	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$87,113	$61,854	$1,345
Income taxes paid	16,884	19,969	5,200
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	11,464	9,416	10,671
Unrealized (loss) gain on securities	(858)	2,228	(18,291)
Operating lease liabilities recorded in conjunction with adoption of ASC 842	—	—	5,221
Operating lease liabilities exchanged for ROUA	2,170	2,260	—
ROUA recorded in conjunction with adoption of ASC 842	—	—	4,974
ROUA acquired	(2,170)	(2,243)	—
Net change in commitment for low income housing tax credits	531	(13,612)	—
Cumulative effect of adoption of ASC 842 on retained earnings, net of tax	—	—	68
Cumulative effect of adoption of ASC 326 on retained earnings, net of tax	—	(4,491)	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
Nature of Operations and Principles of Consolidation
Five Star Bank was chartered on October 26, 1999 and began operations on December 20, 1999. Five Star Bancorp was incorporated on September 16, 2002 and subsequently obtained approval from the Federal Reserve to become a bank holding company in connection with its acquisition of the Bank. The Company became the sole shareholder of the Bank on June 2, 2003 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.
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
Segments
The Company has one reportable operating segment: banking. The banking segment derives its revenues through the Bank, which provides a broad range of banking products and services to customers who are predominantly small to medium-sized businesses, professionals, and individuals primarily in Northern California. The Company manages the business activities on a consolidated basis.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.
These financial metrics are used by the CODM to make key operating decisions, such as determination of the rate at which the Company seeks to grow, loan and deposit pricing, and the allocation of budget for non-interest expenses. Net income is used to monitor budget versus actual results. Discrete financial information is not available other than on a Company-wide basis.
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The ACL is the most significant accounting estimate reflected in the Company’s consolidated financial statements. Other estimates include fair value measurements, valuation of servicing assets, and deferred tax asset valuation.
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

Loans
Loans are reported at the principal amount outstanding, net of deferred loan fees and costs and the allowance for credit losses. Interest on loans is accrued daily based on the principal outstanding.
Loan fees, net of certain direct costs of origination, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. During the years ended December 31, 2024, 2023, and 2022, salaries and employee benefits totaling $3,719,000, $3,461,000, and $6,155,000, respectively, were deferred as loan origination costs.
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
The Company has determined loan pools based primarily on regulatory reporting codes, as the loans within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed. The Company further stratified the following portfolios as the loans in these pools have different repayment structures and credit risk characteristics: Multifamily portfolio into traditional Multifamily loans and Manufactured Home Community (“MHC”) loans, CRE Non-Owner Occupied portfolio into traditional CRE Non-Owner Occupied loans and RV Park loans, and C&I portfolio into traditional C&I loans and SBA loans. The Company also stratified C&I loans and consumer loans that do not require reserves, as the Company has third-party agreements in place to cover credit losses. The Company has identified the following pools subject to estimate of credit loss: (1) 1-4 Family Construction; (2) Other Construction; (3) Farmland; (4) Revolving Secured by 1-4 Family; (5) Residential Secured by First Liens; (6) Residential Secured by Junior Liens; (7) Multifamily; (8) Multifamily MHC; (9) CRE Owner Occupied; (10) CRE Non-Owner Occupied; (11) CRE Non-Owner Occupied RV Park; (12) Agriculture; (13) C&I; (14) C&I SBA; (15) Consumer; and (16) Municipal.
With the exception of the C&I SBA pool, the Company has determined, given its limited loss experience, that peer data and other external data to support loss history provides the best basis for its assessment of expected credit losses. The Company believes that the use of peer loss data from March 31, 2004 through December 31, 2019 and January 31, 2022 through March 31, 2024 presents loss histories that appropriately reflect a full economic cycle, reflects asset-specific risk characteristics at each pool level identified, and includes a historical look-back period that is objective and reflective of future expected credit losses. Loss data from 2020 and 2021 was excluded from the data set to exclude pandemic-related data from the model.
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
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using a straight-line basis. Table 1.1 presents the normal estimated lives used in determining depreciation and amortization.

Table 1.1: Normal Estimated Lives - Premises and Equipment
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
Other Real Estate
Real estate properties acquired through, or in lieu of, loan foreclosure, are classified as OREO, are to be sold, and are initially recorded at fair value of the property at the date of foreclosure less estimated selling costs. Any write-downs in value are recorded against the allowance for credit losses. Subsequent to foreclosure, valuations are periodically performed, and any revisions in the estimate of fair value are reported as adjustments to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure. Subsequent valuation adjustments are recognized as OREO write-downs. Revenues and expenses incurred from OREO property management are recorded in non-interest income and non-interest expense, respectively. During 2024, 2023, and 2022, the Bank did not foreclose on any loans.
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

Leases
The Company records a ROUA in the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company records a lease liability in the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is the lessee of real estate property for branches and operations. The Company elected not to include short-term leases (i.e., leases with initial terms of 12 months or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments are included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, if any, are included as variable lease costs. Additionally, when expected variable payments for common area maintenance, taxes, and insurance are unknown and not determinable at lease commencement, they are not included in the determination of the Company’s ROUA and lease liability.
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
Included in the loan portfolio are loans guaranteed by the SBA, the Farm Service Agency, the Federal Agriculture Mortgage Corporation, and the United States Department of Agriculture, of which the guaranteed portion is expected to be sold in the secondary market in exchange for a one-time premium. At the time the guaranteed portion of the loan is sold, the unguaranteed portion and related right to service the entire loan is retained with the Company, to earn future servicing income. The loans held for sale are accounted for at the lower of cost or fair value, using the aggregate method. Government-guaranteed loans held for sale totaled $3,247,000 and $11,464,000 at December 31, 2024 and 2023, respectively.
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
Stock-Based Compensation
Compensation cost is recognized for stock options and RSAs issued to executives, directors, and employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the grant date fair value of stock options, while the fair value of the Company’s common stock at the date of grant is used for RSAs. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
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
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance is evaluated at least annually and, as needed, reduces deferred tax assets to the amount expected to be realized.
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
EPS
Basic EPS is net income divided by the weighted average number of common shares outstanding during the period less average unvested RSAs. Diluted EPS includes the dilutive effect of additional potential common shares related to unvested RSAs using the treasury stock method. During the years ended December 31, 2024 and 2023, there were no outstanding stock options. The Company has two forms of outstanding common stock: common stock and unvested RSAs. Holders of unvested RSAs receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings, and therefore the RSAs are considered participating securities. However, under the two-class method, the difference in EPS is not significant for these participating securities.

Table 1.2: EPS
(in thousands, except share and per share data)	2024	2023	2022
Net income	$45,671	$47,734	$44,801
Weighted average basic common shares outstanding	20,154,385	17,166,592	17,128,282
Add: Dilutive effects of assumed vesting of restricted stock	51,055	21,377	37,328
Weighted average diluted common shares outstanding	20,205,440	17,187,969	17,165,610
Income per common share:
Basic EPS	$2.26	$2.78	$2.61
Diluted EPS	$2.26	$2.78	$2.61
Anti-dilutive shares, which are excluded from the dilutive EPS calculation, were deemed to be immaterial.
Subordinated Notes
The subordinated notes are recorded at par with related debt issuance costs reported as a direct reduction from the carrying amount. Issuance costs are amortized over the remaining maturity of the notes and reflected in interest expense.
Fair Value of Financial Instruments
The consolidated financial statements include various estimated fair value information as of December 31, 2024 and 2023. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions, and are subject to change.
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
Subsequent Events
The Company has evaluated events and transactions subsequent to December 31, 2024 for recognition or disclosure. Additional detail can be found in Note 19, Subsequent Events.
Note 2: Recently Issued Accounting Standards
The following information reflects recent accounting standards that have been adopted or are pending adoption by the Company. As discussed in Note 1, Basis of Presentation, the Company qualifies as an emerging growth company and as such, has elected not to opt out of the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below indicate effective dates for the Company as an emerging growth company using the extended transition period.
Accounting Standards Adopted
On January 1, 2023, the Company adopted ASC 326, which replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under ASC 326, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The Company adopted this standard using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance was effective for financial assets measured at amortized cost. For certain new disclosures required under ASC 326, such as credit quality indicators by year of origination, the Company has not restated comparative financial information before January 1, 2023 to conform under ASC 326. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature and reason for the change, which is solely due to adoption of ASC 326. On January 1, 2023, the Company also adopted ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which had no material impact.
Table 2.1 reflects the cumulative-effect adjustments the Company recorded on January 1, 2023 for the adoption of ASC 326.

Table 2.1: Impact of Adoption of ASC 326
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), amending disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 is effective January 1, 2024 and for interim periods beginning after December 15, 2024. The key amendments: (i) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss; (ii) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (iii) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss currently required by GAAP in interim periods as well; (iv) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit; (v) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures. The Company has one reportable segment. The Company adopted ASU 2023-07 on January 1, 2024, which did not have a significant impact on the Company’s consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”), amending disclosure or presentation requirements related to various subtopics in the FASB’s ASC. ASU 2023-06 was issued in response to the SEC’s initiative to update and simplify disclosure requirements. The SEC identified 27 disclosure requirements that were incremental to those in the ASC and referred them to the FASB for potential incorporation into U.S. GAAP. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations as the FASB incorporated them into the relevant ASC subtopics. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the ASC. ASU 2023-06 is to be applied prospectively, and early adoption is prohibited. For reporting entities subject to the SEC’s existing disclosure requirements, the effective dates of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the ASC and will not become effective for any entities. ASU 2023-06 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective January 1, 2026 for emerging growth companies electing not to opt out of the extended transition period and is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the ASC that remove references to various

Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. FASB Concepts Statements are nonauthoritative. Removing all references to Concepts Statements in the guidance is intended to simplify the ASC and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective January 1, 2026 for emerging growth companies electing not to opt out of the extended transition period and is not expected to have a significant impact on the Company’s consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard responds to investor input by requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. This standard is effective for all entities that are subject to Subtopic 220-40, for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. ASU 2024-03 is not expected to have a significant impact on the Company’s consolidated financial statements.
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
A summary of the amortized cost and fair value related to securities held-to-maturity as of December 31, 2024 and 2023 is presented in Table 3.1. Securities held-to-maturity had a $20,000 allowance for credit losses as of December 31, 2024 and 2023.

Table 3.1: Securities Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
2024
Obligations of states and political subdivisions	$2,720	$—	$(367)	$2,353
Total held-to-maturity	$2,720	$—	$(367)	$2,353
2023
Obligations of states and political subdivisions	$3,077	$—	$(164)	$2,913
Total held-to-maturity	$3,077	$—	$(164)	$2,913
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
The Company adopted ASC 326 on January 1, 2023, which affects accounting of credit loss expense on held-to-maturity and available-for-sale securities. As of December 31, 2024, the allowance for credit losses on held-to-maturity securities was $20,000. The Company did not record an allowance for credit losses on available-for-sale securities as of December 31, 2024. Refer to Note 1, Basis of Presentation, for further detail.

A summary of the amortized cost and fair value related to securities available-for-sale as of December 31, 2024 and 2023 is presented in Table 3.2.

Table 3.2: Securities Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
2024
U.S. government agency securities	$8,293	$152	$(100)	$8,345
Mortgage-backed securities	62,397	6	(11,833)	50,570
Obligations of states and political subdivisions	42,762	1	(5,626)	37,137
Collateralized mortgage obligations	305	—	(26)	279
Corporate bonds	2,000	—	(137)	1,863
Total available-for-sale	$115,757	$159	$(17,722)	$98,194
2023
U.S. government agency securities	$10,548	$142	$(149)	$10,541
Mortgage-backed securities	68,585	7	(11,619)	56,973
Obligations of states and political subdivisions	43,288	12	(4,841)	38,459
Collateralized mortgage obligations	367	—	(35)	332
Corporate bonds	2,000	—	(222)	1,778
Total available-for-sale	$124,788	$161	$(16,866)	$108,083

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2024 and 2023 are shown in Table 3.3. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3.3: Contractual Maturities - Investment Securities
(in thousands)	2024				2023
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$210	$182	$—	$—	$277	$263	$—	$—
After one but within five years	945	818	798	737	935	885	394	367
After five years through ten years	1,380	1,193	9,221	8,108	1,365	1,292	6,407	5,838
After ten years	185	160	32,743	28,292	500	473	36,487	32,254
Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	8,293	8,345	—	—	10,548	10,541
Mortgage-backed securities	—	—	62,397	50,570	—	—	68,585	56,973
Collateralized mortgage obligations	—	—	305	279	—	—	367	332
Corporate bonds	—	—	2,000	1,863	—	—	2,000	1,778
Total	$2,720	$2,353	$115,757	$98,194	$3,077	$2,913	$124,788	$108,083

Sales of investment securities and gross gains and losses are shown in Table 3.4.

Table 3.4: Income Statement Impacts for Securities Available-for-Sale
(in thousands)	2024	2023	2022
Available-for-sale:
Sales proceeds	$—	$737	$1,623
Gross realized (losses) gains	—	(167)	5
Pledged investment securities are shown in Table 3.5.

Table 3.5: Pledged Investment Securities
(in thousands)	2024	2023
Pledged to:
The State of California, securing deposits of public funds and borrowings	$49,477	$55,435
The Federal Reserve Discount Window, increasing borrowing capacity	45,576	48,964
Total pledged investment securities	$95,053	$104,399
Table 3.6 details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2024 and 2023.

Table 3.6: Securities Available-for-Sale in Continuous Unrealized Loss Positions
(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
2024
U.S. government agency securities	$2,316	$(11)	$4,082	$(89)	$6,398	$(100)
Mortgage-backed securities	—	—	49,476	(11,833)	49,476	(11,833)
Obligations of states and political subdivisions	—	—	35,630	(5,626)	35,630	(5,626)
Collateralized mortgage obligations	—	—	279	(26)	279	(26)
Corporate bonds	—	—	1,863	(137)	1,863	(137)
Total temporarily impaired securities	$2,316	$(11)	$91,330	$(17,711)	$93,646	$(17,722)
2023
U.S. government agency securities	$1,130	$(14)	$7,081	$(135)	$8,211	$(149)
Mortgage-backed securities	—	—	55,609	(11,619)	55,609	(11,619)
Obligations of states and political subdivisions	—	—	36,930	(4,841)	36,930	(4,841)
Collateralized mortgage obligations	—	—	332	(35)	332	(35)
Corporate bonds	—	—	1,778	(222)	1,778	(222)
Total temporarily impaired securities	$1,130	$(14)	$101,730	$(16,852)	$102,860	$(16,866)
There were 147 and 149 available-for-sale securities in unrealized loss positions at December 31, 2024 and 2023, respectively. As of December 31, 2024, the investment portfolio included 141 investment securities that had been in a continuous loss position for twelve months or more and six investment securities that had been in a loss position for less than twelve months.

There was one held-to-maturity security in a continuous unrealized loss position at December 31, 2024 and 2023, which had been in a continuous loss position for more than twelve months.
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
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15,000,000 of FHLB stock at December 31, 2024 and 2023. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at December 31, 2024 and 2023. For the years ended December 31, 2024, 2023, and 2022, cash dividends received on FHLB capital stock in the amount of $1,320,000, $970,000, and $546,000, respectively, were recorded as non-interest income in the consolidated statements of income.
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

Table 4.1: Loans Outstanding
(in thousands)	December 31, 2024	December 31, 2023
Real estate:
Commercial	$2,857,173	$2,685,419
Commercial land and development	3,849	15,551
Commercial construction	111,318	62,863
Residential construction	4,561	15,456
Residential	32,774	25,893
Farmland	47,241	51,669
Commercial:
Secured	170,548	165,109
Unsecured	27,558	23,850
Consumer and other	279,584	38,166
Subtotal	3,534,606	3,083,976
Net deferred loan fees	(1,920)	(2,257)
Loans held for investment	3,532,686	3,081,719
Allowance for credit losses	(37,791)	(34,431)
Loans held for investment, net of allowance for credit losses	$3,494,895	$3,047,288

Underwriting
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

Concentrations
The Company’s customers are primarily located in the Greater Sacramento, North Valley, and San Francisco Bay Area regions of California. As of December 31, 2024, approximately 86% of the Company’s loans were real estate related, 6% were commercial, and 8% were consumer.
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

Table 4.2: Loans by Risk Category and Vintage
	Amortized Cost Basis by Origination Year as of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$427,209	$298,408	$881,675	$618,052	$202,356	$312,622	$3,688	$—	$2,744,010
Watch	641	8,193	42,531	31,895	16,969	6,316	1,391	—	107,936
Substandard	—	—	—	—	—	2,585	—	—	2,585
Total	427,850	306,601	924,206	649,947	219,325	321,523	5,079	—	2,854,531
Commercial land and development
Pass	1,781	—	1,237	—	180	656	—	—	3,854
Total	1,781	—	1,237	—	180	656	—	—	3,854
Commercial construction
Pass	13,757	72,933	13,112	—	11,231	—	—	—	111,033
Total	13,757	72,933	13,112	—	11,231	—	—	—	111,033
Residential construction
Pass	4,560	—	—	—	—	—	—	—	4,560
Total	4,560	—	—	—	—	—	—	—	4,560
Residential
Pass	6,080	4,783	2,869	9,483	2,201	6,246	1,134	—	32,796
Total	6,080	4,783	2,869	9,483	2,201	6,246	1,134	—	32,796
Farmland
Pass	1,054	2,042	7,032	11,467	6,960	17,373	—	—	45,928
Watch	501	—	791	—	—	—	—	—	1,292
Total	1,555	2,042	7,823	11,467	6,960	17,373	—	—	47,220
Commercial:
Secured
Pass	26,536	20,427	21,142	9,607	9,144	14,400	55,914	—	157,170
Watch	—	301	9,840	2,581	107	1,289	—	—	14,118
Substandard	—	—	—	—	—	48	—	—	48
Total	26,536	20,728	30,982	12,188	9,251	15,737	55,914	—	171,336
Unsecured
Pass	8,071	4,499	2,815	3,494	4,817	1,364	2,515	—	27,575
Total	8,071	4,499	2,815	3,494	4,817	1,364	2,515	—	27,575
Consumer and other
Pass	232,420	33,453	7,874	5,812	6	207	—	—	279,772
Substandard	—	—	9	—	—	—	—	—	9
Total	232,420	33,453	7,883	5,812	6	207	—	—	279,781
Total
Pass	721,468	436,545	937,756	657,915	236,895	352,868	63,251	—	3,406,698
Watch	1,142	8,494	53,162	34,476	17,076	7,605	1,391	—	123,346
Substandard	—	—	9	—	—	2,633	—	—	2,642
Total	$722,610	$445,039	$990,927	$692,391	$253,971	$363,106	$64,642	$—	$3,532,686

Table 4.2: Loans by Risk Category and Vintage (continued)
	Amortized Cost Basis by Origination Year as of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$329,876	$992,181	$714,965	$238,655	$128,424	$247,030	$4,685	$—	$2,655,816
Watch	—	8,534	6,274	4,727	574	4,896	—	—	25,005
Substandard	—	—	—	—	—	1,890	—	—	1,890
Total	329,876	1,000,715	721,239	243,382	128,998	253,816	4,685	—	2,682,711
Commercial land and development
Pass	11,388	3,229	—	184	—	733	—	—	15,534
Total	11,388	3,229	—	184	—	733	—	—	15,534
Commercial construction
Pass	9,074	32,154	4,189	11,230	—	5,897	—	—	62,544
Total	9,074	32,154	4,189	11,230	—	5,897	—	—	62,544
Residential construction
Pass	2,412	9,128	3,912	—	—	—	—	—	15,452
Total	2,412	9,128	3,912	—	—	—	—	—	15,452
Residential
Pass	4,838	3,964	6,244	2,279	1,182	5,995	1,420	—	25,922
Total	4,838	3,964	6,244	2,279	1,182	5,995	1,420	—	25,922
Farmland
Pass	2,311	8,037	12,678	7,860	12,365	8,391	4	—	51,646
Total	2,311	8,037	12,678	7,860	12,365	8,391	4	—	51,646
Commercial:
Secured
Pass	25,299	28,879	14,304	12,164	9,918	10,363	50,020	—	150,947
Watch	189	8,802	2,705	63	154	941	1,727	—	14,581
Substandard	—	—	—	—	45	27	—	—	72
Total	25,488	37,681	17,009	12,227	10,117	11,331	51,747	—	165,600
Unsecured
Pass	3,891	3,782	4,902	5,963	2,240	7	3,072	—	23,857
Total	3,891	3,782	4,902	5,963	2,240	7	3,072	—	23,857
Consumer and other
Pass	18,489	11,359	8,264	6	—	307	—	—	38,425
Watch	—	16	—	—	—	—	—	—	16
Substandard	—	12	—	—	—	—	—	—	12
Total	18,489	11,387	8,264	6	—	307	—	—	38,453
Total
Pass	407,578	1,092,713	769,458	278,341	154,129	278,723	59,201	—	3,040,143
Watch	189	17,352	8,979	4,790	728	5,837	1,727	—	39,602
Substandard	—	12	—	—	45	1,917	—	—	1,974
Total	$407,767	$1,110,077	$778,437	$283,131	$154,902	$286,477	$60,928	$—	$3,081,719
Management regularly reviews the Company’s loans for accuracy of risk grades whenever new information is received. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals generally ranging from monthly to annually depending on credit size, risk, and complexity. All commercial borrowers with loans exceeding a certain dollar threshold are usually required to submit financials annually for review; this includes business financial statements, rent rolls, property income statements, and tax returns. Management monitors construction loans monthly and reviews consumer loans based on delinquency. Management also reviews loans graded “watch” or worse, regardless of loan type, no less than quarterly.

Table 4.3 shows the age analysis of past due loans by class as of the dates shown.

Table 4.3: Age Analysis of Past Due Loans by Class
(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
December 31, 2024
Real estate:
Commercial	$—	$—	$—	$—	$2,854,531	$2,854,531
Commercial land and development	—	—	—	—	3,854	3,854
Commercial construction	—	—	—	—	111,033	111,033
Residential construction	—	—	—	—	4,560	4,560
Residential	—	—	—	—	32,796	32,796
Farmland	—	—	—	—	47,220	47,220
Commercial:
Secured	1,107	—	—	1,107	170,229	171,336
Unsecured	—	—	—	—	27,575	27,575
Consumer and other	67	—	—	67	279,714	279,781
Total	$1,174	$—	$—	$1,174	$3,531,512	$3,532,686

December 31, 2023
Real estate:
Commercial	$—	$—	$—	$—	$2,682,711	$2,682,711
Commercial land and development	—	—	—	—	15,534	15,534
Commercial construction	—	—	—	—	62,544	62,544
Residential construction	—	—	—	—	15,452	15,452
Residential	—	—	—	—	25,922	25,922
Farmland	—	—	—	—	51,646	51,646
Commercial:
Secured	—	—	—	—	165,600	165,600
Unsecured	—	—	—	—	23,857	23,857
Consumer and other	76	—	—	76	38,377	38,453
Total	$76	$—	$—	$76	$3,081,643	$3,081,719
There were no loans greater than 90 days past due and still accruing interest income as of December 31, 2024 or 2023.
No collateral dependent loans were in process of foreclosure at December 31, 2024 and 2023. The Company had one collateral dependent commercial real estate loan for which the borrower was experiencing financial difficulty outstanding as of December 31, 2024 and 2023 in the amounts of $1,750,000 and $1,893,000, respectively.

Non-accrual loans, segregated by class, as of December 31, 2024 and 2023 are shown in Table 4.4.

Table 4.4: Nonaccrual Loans
(in thousands)	2024	2023
Real estate:
Commercial	$1,750	$1,893
Commercial:
Secured	48	72
Total non-accrual loans	$1,798	$1,965
No interest income was recognized on non-accrual loans in the years ended December 31, 2024, 2023, and 2022. Non-accrual real estate loans did not have an allowance for credit losses as of December 31, 2024, 2023, and 2022. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $167,000, $95,000, and $39,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
Allowance for Credit Losses
Table 4.5 discloses activity in the allowance for credit losses for the periods indicated.

Table 4.5: Allowance for Credit Losses
(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Year ended December 31, 2024
Real estate:
Commercial	$29,015	$—	$—	$—	$(3,151)	$25,864
Commercial land and development	178	—	—	—	(100)	78
Commercial construction	718	—	—	—	1,550	2,268
Residential construction	89	—	—	—	(25)	64
Residential	151	—	—	—	119	270
Farmland	399	—	—	—	208	607
Commercial:
Secured	3,314	—	(4,737)	695	6,594	5,866
Unsecured	189	—	(41)	—	130	278
Consumer and other	378	—	(373)	366	2,125	2,496
Total	$34,431	$—	$(5,151)	$1,061	$7,450	$37,791

Year ended December 31, 2023
Real estate:
Commercial	$19,216	$7,606	$—	$—	$2,193	$29,015
Commercial land and development	54	74	—	—	50	178
Commercial construction	645	882	—	—	(809)	718
Residential construction	49	81	—	—	(41)	89
Residential	175	3	—	—	(27)	151
Farmland	644	(396)	—	—	151	399
Commercial:
Secured	7,098	(3,060)	(3,496)	423	2,349	3,314

Table 4.5: Allowance for Credit Losses (continued)
(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Unsecured	116	37	(6)	—	42	189
Consumer and other	347	80	(1,106)	995	62	378
Unallocated	45	(45)	—	—	—	—
Total	$28,389	$5,262	$(4,608)	$1,418	$3,970	$34,431

Year ended December 31, 2022
Real estate:
Commercial	$12,869	$—	$—	$—	$6,347	$19,216
Commercial land and development	50	—	—	—	4	54
Commercial construction	371	—	—	—	274	645
Residential construction	50	—	—	—	(1)	49
Residential	192	—	—	—	(17)	175
Farmland	645	—	—	—	(1)	644
Commercial:
Secured	6,859	—	(1,690)	204	1,725	7,098
Unsecured	207	—	(2)	—	(89)	116
PPP	—	—	(21)	21	—	—
Consumer and other	889	—	(906)	840	(476)	347
Unallocated	1,111	—	—	—	(1,066)	45
Total	$23,243	$—	$(2,619)	$1,065	$6,700	$28,389
Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the consolidated statements of income.

Table 4.6: Unfunded Loan Commitment Reserves
(in thousands)	2024	2023	2022
Balance at January 1	$1,247	$125	$100
Effect of adoption of ASC 326	—	1,092	—
Provision	(500)	30	25
Balance at December 31	$747	$1,247	$125
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,850,910,000 and $1,658,262,000 at December 31, 2024 and 2023, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $1,201,864,000 and $1,167,644,000 at December 31, 2024 and 2023, respectively, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 9, Long Term Debt and Other Borrowings, for further discussion of these borrowings.

Note 5: Premises and Equipment, Net
Table 5.1 shows the composition of premises and equipment, net, as of December 31, 2024 and 2023.

Table 5.1: Premises and Equipment, Net
(in thousands)	2024	2023
Furniture, fixtures, and equipment	$4,587	$4,111
Tenant improvements	2,210	2,125
Bank automobiles	125	123
	6,922	6,359
Accumulated depreciation and amortization	(5,338)	(4,736)
Premises and equipment, net	$1,584	$1,623
Depreciation and amortization expense for occupancy, furniture, fixtures, and equipment was $667,000, $673,000, and $649,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 6: Bank-owned Life Insurance
The Company owns life insurance policies on the lives of certain current and former officers designated by the board of directors to fund its employee benefit programs. Death benefits provided under the specific terms of these insurance policies are estimated to be $41,673,000 at December 31, 2024. The benefits to employees’ beneficiaries are limited to each employee’s active service period. The investment in BOLI policies is reported at their cash surrender value, net of surrender charges, of $19,375,000 and $17,180,000 at December 31, 2024 and 2023, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies, net of mortality costs and other fees. Income of $644,000, $510,000, and $412,000 was recognized on these life insurance policies for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 7: Interest Receivable and Other Assets
The composition of interest receivable and other assets as of December 31, 2024 and 2023 is shown in Table 7.1.

Table 7.1: Interest Receivable and Other Assets
(in thousands)	2024	2023
Interest receivable	$10,293	$8,970
Equity investments	8,889	6,801
Servicing assets	1,726	2,161
Low income housing tax credits	14,081	13,612
Other assets	20,565	25,148
Interest receivable and other assets	$55,554	$56,692
Servicing assets represent the assets related to servicing loans for others, including collecting payments, maintaining escrow accounts, disbursing payments to investors, and conducting foreclosure proceedings. The Company serviced loans with unpaid principal balances of $159,078,000 and $191,551,000 as of December 31, 2024 and 2023, respectively, on behalf of others.

Note 8: Interest-Bearing Deposits
Table 8.1 shows the composition of interest-bearing deposits as of December 31, 2024 and 2023.

Table 8.1: Interest-Bearing Deposits
(in thousands)	2024	2023
Interest-bearing transaction accounts	$315,217	$320,356
Savings accounts	124,702	126,498
Money market accounts	1,525,292	1,282,369
Time accounts, $250 or more	344,129	344,694
Other time accounts	326,025	121,878
Total interest-bearing deposits	$2,635,365	$2,195,795
Time deposits totaled $670,154,000 and $466,572,000 as of December 31, 2024 and 2023, respectively. There were $299,961,000 of brokered time deposits as of December 31, 2024 and $100,128,000 of brokered time deposits as of December 31, 2023. Scheduled maturities of time deposits as of December 31, 2024 for the next five years are shown in Table 8.2.

Table 8.2: Scheduled Maturities of Time Deposits
(in thousands)
2025	$666,875
2026	3,041
2027	102
2028	136
2029	—
Total time deposits	$670,154
Total deposits include deposits offered through the IntraFi Network (formerly Promontory Interfinancial Network) that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest checking deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at December 31, 2024 and 2023. The composition of network deposits as of December 31, 2024 and 2023 is shown in Table 8.3.

Table 8.3: Network Deposits
(in thousands)	2024	2023
CDARS	$19,292	$16,325
ICS	674,453	620,199
Total network deposits	$693,745	$636,524

Table 8.4 presents interest expense recognized on interest-bearing deposits for the years ended December 31, 2024, 2023, and 2022.

Table 8.4: Interest Expense Recognized on Interest-Bearing Deposits
(in thousands)	2024	2023	2022
Interest-bearing transaction accounts	$4,716	$3,321	$425
Savings accounts	3,584	3,073	376
Money market accounts	53,750	33,932	6,477
Time accounts, $250 or more	12,329	12,686	2,804
Other time accounts	8,019	4,849	841
Total interest expense on interest-bearing deposits	$82,398	$57,861	$10,923
Note 9: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75,000,000 of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19,250,000 was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (7.93% as of December 31, 2024) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1,454,000, of which $350,000 has been amortized through December 31, 2024. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At December 31, 2024 and 2023, the carrying value of the Company’s subordinated notes was $73,895,000 and $73,749,000, respectively.
Other borrowings: The Company entered into an agreement with the FHLB which granted the FHLB a blanket lien on certain loans receivable as collateral for a borrowing line. The Company’s total financing availability is based on the dollar volume of qualifying loan collateral. The Company’s total financing availability with the FHLB is decreased by outstanding borrowings and letters of credit (“LCs”) issued on behalf of the company, as shown in Table 9.1.

Table 9.1: Financing Availability with the FHLB
(in thousands)	2024	2023
Total financing ability from the FHLB	$1,212,209	$996,712
Less: outstanding borrowings	—	170,000
Less: LCs pledged to secure State of California deposits	281,500	271,500
Less: LCs pledged to secure local agency deposits	420,000	410,000
Total LCs issued	701,500	681,500
Available borrowing capacity with the FHLB	$510,709	$145,212
At December 31, 2024 and 2023, the Company had the ability to borrow from the Federal Reserve Discount Window. The borrowings were available at an interest rate of 4.50% as of December 31, 2024. At December 31, 2024 and 2023, the borrowing capacity under this arrangement was $862,136,000 and $770,572,000, respectively. There were no amounts outstanding at December 31, 2024 and 2023. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.

At December 31, 2024 and 2023, the Company had five unsecured federal funds lines of credit totaling $175,000,000 with five of its correspondent banks. The borrowings were available at interest rates ranging from 4.55% to 5.70% as of December 31, 2024. There were no amounts outstanding at December 31, 2024 and 2023.
Note 10: 401(k) Benefit Plan
A 401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the lesser of 80% of compensation or the annually adjusted IRS dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The expense related to matching employees’ contributions for 2024, 2023, and 2022 was $835,000, $787,000, and $634,000, respectively.
Note 11: Income Taxes
The provision for income tax for the years ended December 31, 2024, 2023, and 2022 differs from the statutory federal rate of 21.00% due to the items shown in Table 11.1.

Table 11.1: Difference Between Provision for Income Tax and Statutory Federal Rate
(in thousands)	2024	2023	2022
Statutory U.S. federal income tax	$13,591	$13,989	$13,200
Increase (decrease) resulting from:
State taxes	5,219	5,048	5,381
Other	240	(155)	(524)
Provision for income taxes	$19,050	$18,882	$18,057
Table 11.2 shows the components of the consolidated provision for income taxes for the years indicated.

Table 11.2: Components of Consolidated Provision for Income Taxes
(in thousands)	2024	2023	2022
Current tax expense:
Federal	$12,382	$13,234	$13,167
State	6,911	6,439	6,837
Total current tax expense	19,293	19,673	20,004
Deferred tax benefit:
Federal	(66)	(741)	(1,762)
State	(177)	(50)	(185)
Total deferred tax benefit	(243)	(791)	(1,947)
Provision for income taxes	$19,050	$18,882	$18,057

Deferred tax assets and liabilities were due to the items listed in Table 11.3 as of December 31, 2024, 2023, and 2022.

Table 11.3: Components of Deferred Tax Assets and Liabilities
(in thousands)	2024	2023	2022
Deferred tax assets:
Allowance for credit losses	$11,241	$10,820	$9,039
Supplemental employee retirement plan	343	409	507
Gain on available-for-sale assets	943	303	152
Net unrealized loss on securities available-for-sale	5,192	4,938	5,647
State tax	1,268	751	1,044
Right of use liability	1,999	1,759	1,351
Other	334	1,891	749
Total deferred tax assets	21,320	20,871	18,489
Deferred tax liabilities:
Deferred loan fees	(3,723)	(4,063)	(4,006)
Depreciation	(145)	(411)	(405)
ROUA	(1,821)	(1,648)	(1,268)
Other	(801)	(416)	(537)
Total deferred tax liabilities	(6,490)	(6,538)	(6,216)
Net deferred tax asset	$14,830	$14,333	$12,273
No deferred tax asset valuation allowance was established during 2024, 2023, or 2022, as management believes it is more likely than not the Company will realize the benefits of these deductible differences as of December 31, 2024, 2023, and 2022.
Table 11.4 details items the Company recognized as components of tax expense, taxable losses and amortization expense relating to investments in Qualified Affordable Housing Projects for the periods indicated.

Table 11.4: Tax Impacts of Investments in Qualified Affordable Housing Projects
(in thousands)	2024	2023	2022
Taxable loss - decrease in tax expense	$(963)	$(1,626)	$—
Amortization - increase in tax expense	1,050	291	—
Qualified Affordable Housing Tax Credits - decrease in tax expense	(1,046)	—	—
The total capital contributed, net of amortization, for the Low Income Housing Tax Credit Funds was $11,052,000 as of December 31, 2024. As of December 31, 2024, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $3,029,000 and these contributions are expected to be made in 2025.
No unrecognized tax benefits were outstanding as of December 31, 2024, 2023, or 2022. The Company files tax returns in the U.S. federal and state jurisdictions where the Company has material nexus. The Company is no longer subject to examinations for federal and state tax purposes for the years before 2021 and 2020, respectively.
There were no material interest or penalties in 2024, 2023, and 2022. It is the Company’s policy to record such accruals in its income tax accounts.
During 2022, the Company paid approximately $4,953,000 on March 17, 2022 to shareholders of record as of May 3, 2021, for the final payout of the AAA under the Company’s Tax Sharing Agreement in connection with the Company’s conversion to a C Corporation as of May 5, 2021. The AAA represents previously taxed, but undistributed, earnings.

Note 12: Related Party Transactions
During the normal course of business, the Company may enter into transactions with related parties, including directors, executive officers, principal shareholders, and their businesses or affiliates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Table 12.1 is a summary of loans to related parties in 2024, 2023, and 2022.

Table 12.1: Related Party Loans
(in thousands)	2024	2023	2022
Beginning balance	$5,455	$6,250	$9,418
New loans or advances	9,400	1,275	340
Repayments	(358)	(2,070)	(3,146)
Transfers out[1]	—	—	(362)
Ending balance	$14,497	$5,455	$6,250
1As a result of a change in employment with the Company, a loan balance belonging to a previously related party was transferred out of the classification of related party loans. The change was not the result of any disagreement with the Company or due to any matter relating to its operations, policies, or practices.
At December 31, 2024, 2023, and 2022, deposits from related parties (directors, executive officers, and principal shareholders) totaled $53,607,000, $37,201,000, and $51,960,000, respectively.
The Company leases an administrative office from a partnership comprised of certain shareholders and members of the board of directors, which is further described in Note 15, Commitments and Contingencies. Property management fees totaling $1,000 in 2024, 2023, and 2022 were paid to the entity that owns this property.
Note 13: Equity Incentive Plan
In April 2021, the Company’s board of directors and shareholders approved the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, and other stock-based awards that the Compensation Committee determines are consistent with the purpose of the Equity Incentive Plan and the interests of the Company. Awards may be granted to the Company’s executives and other key employees, directors, and other service providers and are designed to align the interests of the Equity Incentive Plan’s participants with the interests of the Company’s shareholders. The stock options granted under the Equity Incentive Plan may be either non-statutory stock options or incentive stock options. There were no stock options outstanding at December 31, 2024 or 2023.
The total number of shares of the Company’s common stock reserved and available for grant and issuance pursuant to the Equity Incentive Plan will not exceed 1,700,000 shares, less RSAs granted, plus any RSAs that become available upon forfeiture. Each of these shares may be issued as an incentive stock option. At December 31, 2024, 1,410,164 shares remained available for issuance pursuant to grant awards under the Plan. The Equity Incentive Plan does not contain an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.
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
Non-cash stock compensation expense recognized for the years ended December 31, 2024, 2023, and 2022 was $1,156,000, $962,000, and $1,099,000, respectively. The total fair value of restricted shares vested during the years ended December 31, 2024, 2023, and 2022 was $1,101,000, $953,000, and $1,286,000, respectively. Tax benefits for vested restricted shares are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable and were immaterial for the years ended December 31, 2024, 2023, and 2022.
In 2024, the Company granted as compensation to members of the board of directors a total of 16,380 shares scheduled to cliff vest as of December 31, 2024 contingent on continued service. In 2023, the Company granted as compensation to members of the board of directors a total of 13,882 shares scheduled to cliff vest as of December 31, 2023 contingent on continued service. In 2022, the Company granted as compensation to members of the board of directors a total of 15,156 shares scheduled to vest monthly in equal installments over one year contingent on continued service.
As of December 31, 2024, there was approximately $2,027,000 of unrecognized compensation expense related to the 120,577 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits are expected to be recognized over the weighted average term remaining on the unvested restricted shares of 3.28 years as of December 31, 2024. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s consolidated statements of income for the years ended December 31, 2024, 2023, and 2022 was immaterial.
Table 13.1 summarizes information about unvested restricted shares.

Table 13.1: Unvested Restricted Share Activity
	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	69,338	$20.53	96,826	$20.34	127,751	$19.95
Shares granted	96,380	21.97	16,978	28.52	23,639	28.29
Shares vested	(43,358)	21.38	(42,553)	23.07	(48,003)	23.07
Shares forfeited	(1,783)	21.66	(1,913)	25.62	(6,561)	21.29
End of the period balance	120,577	$21.36	69,338	$20.53	96,826	$20.34
Note 14: Shareholders’ Equity
Dividends
During the year ended December 31, 2024, the Company declared cash dividends on its common shares totaling $16,243,000. During the year ended December 31, 2023, the Company declared cash dividends on its common shares totaling $12,943,000. During the year ended December 31, 2022, the Company declared cash dividends on its common shares totaling $15,301,000. Of those total dividends, during 2022, $4,953,000 was paid out for certain shareholders affected by the Company’s termination of its S corporation status. This distribution was for the remaining balance on the Company’s federal AAA for previously taxed, but undistributed, earnings.

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
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance sheet instruments, including obtaining collateral at exercise of the commitment. The contractual amounts of unfunded loan commitments and standby letters of credit not reflected in the consolidated balance sheets are shown in Table 15.1.

Table 15.1: Unfunded Loan Commitments and Standby Letters of Credit
(in thousands)	2024	2023
Commercial lines of credit	$230,063	$181,855
Undisbursed commercial real estate loans	98,508	107,712
Undisbursed construction loans	74,671	134,828
Agricultural lines of credit	21,155	24,635
Undisbursed residential real estate loans	7,225	6,538
Undisbursed agricultural real estate loans	—	1,200
Other	1,973	2,119
Total commitments and standby letters of credit	$433,595	$458,887
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $747,000 and $1,247,000 as of December 31, 2024 and 2023, respectively, which is recorded in “Interest payable and other liabilities” in the consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 86.41% of the Company’s loan portfolio at December 31, 2024 and 92.30% of the Company’s loan portfolio at December 31, 2023. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At December 31, 2024, the Company had 104 deposit relationships that exceeded $5,000,000 each, totaling $2,166,080,000, or approximately 60.88% of total deposits. The Company’s largest single deposit relationship at December 31, 2024 totaled $300,000,000, or approximately 8.43% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $29,154,000 and $22,348,000 at December 31, 2024 and 2023, respectively.
Equity investments: The Company has committed to and is invested in a limited number of venture funds. As of December 31, 2024 and 2023, the estimated remaining commitment for these funds totaled $10,833,000 and $10,903,000, respectively.

Leases
The Company leases office space for its banking operations under non-cancelable operating leases of various terms. The leases expire at dates through 2035 and provide for renewal options from three to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. All leases include predefined rental increases over the term of the lease.
The Company has a sublease agreement for space adjacent to the Redding location. The sublease has renewal terms extended to December 31, 2025.
The Company leases its Sacramento administrative office from a partnership comprised of certain shareholders and members of the Company’s board of directors. The Sacramento administrative office lease extends through May 2026. Rent expense paid to the partnership was $32,000, $28,000, and $30,000 for the years ended December 31, 2024, 2023, and 2022, respectively, under this lease.
Until the opening of a full service branch in San Francisco in September 2024, the Company leased a temporary administrative office in San Francisco from an entity affiliated with a member of our board of directors. Rent expense paid to this entity was $40,000 and $19,000 for the years ended December 31, 2024 and 2023, respectively. There was no rent expense paid to this entity for the year ended December 31, 2022.
As of December 31, 2024, the Company’s ROUA and lease liability were $6,245,000 and $6,857,000, respectively.
Table 15.2 presents the components of lease expense for the years shown.

Table 15.2: Components of Lease Expense
(in thousands)	2024	2023	2022
Operating lease expense	$1,609	$1,261	$1,129
Sublease income	(26)	(22)	(21)
Total lease expense	$1,583	$1,239	$1,108
Table 15.3 presents the weighted average operating lease term, discount rate, and operating cash flows at the dates indicated.

Table 15.3: Other Lease Information
(in thousands, except for average remaining lease term and discount rate)	December 31, 2024	December 31, 2023
Weighted average remaining lease term	6.33 years	5.28 years
Weighted average discount rate	4.99%	4.11%
Operating cash flows for operating leases	$916	$900
ROUA obtained in exchange for operating lease liabilities	2,170	2,281

Table 15.4 shows the future minimum lease payments under the Company’s operating lease arrangements as of December 31, 2024.

Table 15.4: Future Minimum Lease Payments
(in thousands)	December 31, 2024
2025	$1,577
2026	1,537
2027	1,204
2028	1,129
2029	774
Thereafter	1,989
Total expected operating lease payments	8,210
Discount for present value of expected cash flows	(1,353)
Lease liability at December 31, 2024	$6,857
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.
Note 16: Capital Requirements and Restrictions on Retained Earnings
The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements as set forth in Tables 16.1 and 16.2 can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.
The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are generally not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in Tables 16.1 and 16.2) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets.
The Company and Bank are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00% (a minimum of 4.50% plus a capital conservation buffer of 2.50%), a Tier 1 capital to risk-weighted assets ratio of at least 8.50% (a minimum of 6.00% plus a capital conservation buffer of 2.50%), a total capital to risk-weighted assets ratio of at least 10.50% (a minimum of 8.00% plus a capital conservation buffer of 2.50%), and a Tier 1 leverage ratio of at least 4.00%. Management believes that, as of December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2024, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in Table 16.2. There are no conditions or events since that categorization that management believes have changed the Bank’s category.
The principal source of cash for the Company is dividends from the Bank. Dividends from the Bank to the Company are restricted under California law to the lesser of: (i) the Bank’s retained earnings; or (ii) the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period. As of December 31, 2024 and 2023, the maximum amount available for dividend distribution under this restriction was approximately $94,595,000 and $62,951,000, respectively. If a proposed dividend exceeds the limit, the Bank may still pay a dividend to the Holding Company if it obtains approval from the DFPI and the dividend does not exceed the greater of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023 are presented in Tables 16.1 and 16.2. As of December 31, 2024 and 2023, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 16.1: Capital Ratios for Bancorp
(dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$519,722	13.99%	$332,622	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$222,940	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$167,205	4.50%	N/A	N/A
Tier 1 leverage	$409,514	10.05%	$162,960	4.00%	N/A	N/A
December 31, 2023
Total capital (to risk-weighted assets)	$404,829	12.30%	$259,090	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$197,534	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$298,749	9.07%	$148,150	4.50%	N/A	N/A
Tier 1 leverage	$298,749	8.73%	$136,953	4.00%	N/A	N/A

Table 16.2: Capital Ratios for the Bank
(dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$504,896	13.59%	$297,216	8.00%	$371,520	10.00%
Tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$222,912	6.00%	$297,216	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$167,184	4.50%	$241,488	6.50%
Tier 1 leverage	$468,584	11.50%	$162,942	4.00%	$203,677	5.00%
December 31, 2023
Total capital (to risk-weighted assets)	$392,114	11.93%	$262,947	8.00%	$328,684	10.00%
Tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$197,211	6.00%	$262,947	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$359,783	10.95%	$147,908	4.50%	$213,645	6.50%
Tier 1 leverage	$359,783	10.52%	$136,757	4.00%	$170,946	5.00%

[1]	The listed capital adequacy ratios exclude capital conservation buffers.

Note 17: Fair Value of Assets and Liabilities
Table 17.1 summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

Table 17.1: Fair Value on a Recurring Basis
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
2024
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$98,194	$—	$98,194	$—	OCI

2023
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$108,083	$—	$108,083	$—	OCI
Derivatives – interest rate swap	10	—	10	—	NI
Liabilities:
Derivatives – interest rate swap	10	—	10	—	NI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of December 31, 2024 and 2023, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
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
On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both the Company’s credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to the Company. There was no carrying value or fair value for interest rate swaps as of December 31, 2024.
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
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and OREO. As of December 31, 2024 and 2023, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.
Disclosures about Fair Value of Financial Instruments
Table 17.2 is a summary of fair value estimates for financial instruments as of December 31, 2024 and 2023. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.
Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The carrying amounts in Table 17.2 are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

Table 17.2: Fair Value Estimates for Financial Instruments
(in thousands)	December 31, 2024			December 31, 2023
	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$352,343	$352,343	Level 1	$321,576	$321,576	Level 1
Time deposits in banks	4,121	4,121	Level 1	5,858	5,858	Level 1
Securities available-for-sale	98,194	98,194	Level 2	108,083	108,083	Level 2
Securities held-to-maturity	2,720	2,353	Level 3	3,077	2,913	Level 3
Loans held for sale	3,247	3,597	Level 2	11,464	12,626	Level 2
Loans held for investment, net of allowance for credit losses	3,494,895	3,412,032	Level 3	3,047,288	2,891,925	Level 3
FHLB stock and other investments	23,889	N/A	N/A	21,801	N/A	N/A
Interest rate swap	—	—	Level 2	10	10	Level 2
Financial liabilities:
Interest rate swap	$—	$—	Level 2	$10	$10	Level 2
Time deposits	670,154	669,078	Level 2	466,572	465,205	Level 2
Subordinated notes	73,895	73,371	Level 3	73,749	72,693	Level 3
Other borrowings	—	—	Level 2	170,000	170,000	Level 2

The Company used the following methods and assumptions to estimate the fair value of its financial instruments at December 31, 2024 and 2023:
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
Note 18: Parent Company Only Condensed Financial Information
CONDENSED BALANCE SHEETS
December 31, 2024 and 2023

Table 18.1: Condensed Balance Sheets
(in thousands)	2024	2023
ASSETS
Cash and cash equivalents	$8,794	$9,141
Investment in banking subsidiary	455,693	346,809
Other assets	7,826	5,408
Total assets	$472,313	$361,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes and other liabilities	$75,690	$75,584
Shareholders’ equity	396,623	285,774
Total liabilities and shareholders’ equity	$472,313	$361,358

CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2024, 2023, and 2022

Table 18.2: Condensed Statements of Income
(in thousands)	2024	2023	2022
Dividends from banking subsidiary	$22,223	$19,643	$16,301
Interest expense	4,646	4,646	3,740
Other expense	2,636	2,500	2,836
Income before income tax and undistributed banking subsidiary income	14,941	12,497	9,725
Income tax benefit	2,112	2,244	2,094
Equity in undistributed banking subsidiary income	28,618	32,993	32,982
Net income	$45,671	$47,734	$44,801
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2024, 2023, and 2022

Table 18.3: Condensed Statements of Cash Flows
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$45,671	$47,734	$44,801
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,156	962	1,099
Equity in undistributed banking subsidiary income	(28,618)	(32,993)	(32,984)
Amortization of subordinated note issuance costs	146	144	122
Extinguishment of redeemed subordinated note issuance costs	—	—	302
Change in other assets	(2,418)	(2,319)	(2,168)
Change in accrued expenses and other liabilities	(41)	(132)	1,385
Net cash provided by operating activities	15,896	13,396	12,557
Cash flows from investing activities:
Investment in subsidiary	(80,870)	—	(39,000)
Net cash used in investing activities	(80,870)	—	(39,000)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	80,870	—	—
Cash dividends paid	(16,243)	(12,943)	(15,301)
Proceeds from subordinated note issuance	—	—	75,000
Subordinated note issuance costs	—	—	(1,454)
Subordinated note redemption	—	—	(28,750)
Net cash provided by financing activities	64,627	(12,943)	29,495
Net change in cash and cash equivalents	(347)	453	3,052
Cash and cash equivalents at beginning of period	9,141	8,688	5,636
Cash and cash equivalents at end of period	$8,794	$9,141	$8,688
Note 19: Subsequent Events
On January 16, 2025, the board of directors declared a $0.20 per common share dividend for shareholders of record as of February 3, 2025, which was paid on February 10, 2025 in the amount of $4,266,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating and implementing its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, such controls.
Attestation Report of the Independent Registered Public Accounting Firm
Not applicable for an emerging growth company.
Item 9B. Other Information
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
For information relating to the Company’s board of directors, the section entitled “Items to be Voted on by Shareholders —Item 1 — Election of Directors” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference.
Executive Officers
For information relating to officers of the Company, the section entitled “Information About Our Executive Officers” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference.
Delinquent Section 16(a) Reports
For information regarding compliance with Delinquent Section 16(a) Reports, the section entitled “Stock Information —Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference.
Disclosure of Code of Conduct
For information concerning the Company’s Code of Conduct, the information contained under the section entitled “Corporate Governance — Code of Conduct” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Conduct is available to shareholders on the Company’s investor relations website at https://investors.fivestarbank.com/corporate-governance/governance-overview.
Nominating, Compensation, and Audit Committees
For information regarding the Company’s Nominating, Compensation, and Audit Committees, their composition, and the Audit Committee financial experts, the section entitled “Corporate Governance — Board Committees” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference.
Insider Trading Policies and Procedures
We have insider trading policies and procedures that govern the purchase, sale, and/or other disposition of the Company’s securities by our directors, officers and employees, and the Company itself, that we believe are reasonably designed to promote compliance by the Company and our directors, officers, and employees with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation
For information regarding executive compensation, the sections entitled “Executive Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section entitled “Stock Information — Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders.
Security Ownership of Management
Information required by this item is incorporated herein by reference to the section entitled “Stock Information — Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants, and rights under all the Company’s equity compensation plans as of December 31, 2024.

Table 26: Securities Authorized for Issuance Under Equity Compensation Plans
	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	—	$—	1,410,164
Equity compensation not approved by shareholders	—	—	—
Total	—	$—	1,410,164
1Plan approved by shareholders is the Five Star Bancorp 2021 Equity Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section entitled “Other Information —Transactions with Related Parties” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference.
Director Independence
For information regarding director independence, the section entitled “Corporate Governance — Director Independence” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
For information regarding the principal accountant fees and expenses, the section entitled “Item 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference.

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
(3)Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Five Star Bancorp	10-Q	001-40379	3.1	June 17, 2021
3.2	Second Amended and Restated Bylaws of Five Star Bancorp	8-K	001-40379	3.1	December 26, 2023
4.1	Form of Common Stock Certificate of Five Star Bancorp	S-1	333-255143	4.1	April 26, 2021
4.2	Form of 6.0% Fixed-to-Floating Rate Subordinated Note Due 2032	8-K	001-40379	Exhibit A of 10.1	August 17, 2022
4.3	Description of Securities	10-K	001-40379	4.4	February 25, 2022
10.1†	Form of S Corporation Termination and Tax Sharing Agreement	S-1	333-255143	10.1	April 9, 2021
10.2*	Five Star Bancorp 2021 Equity Incentive Plan	S-1	333-255143	10.4	April 26, 2021
10.3*	Form of Restricted Stock Vesting Agreement pursuant to Historical Incentive Plan	S-1	333-255143	10.5	April 9, 2021
10.4	Form of Restricted Stock Vesting Agreement for Executives pursuant to the Five Star Bancorp 2021 Equity Incentive Plan	10-K	001-40379	10.4	February 25, 2022
10.5	Form of Restricted Stock Vesting Agreement for Directors pursuant to the Five Star Bancorp 2021 Equity Incentive Plan	10-K	001-40379	10.5	February 25, 2022
10.6	Form of Subordinated Note Purchase Agreement for 6.0% Fixed-to-Floating Rate Subordinated Notes Due 2032	8-K	001-40379	10.1	August 17, 2022
10.7*	Executive Employment Agreement, effective January 3, 2022, between Five Star Bank and James Beckwith	10-Q	001-40379	10.1	May 12, 2022
10.8*	Five Star Bank Salary Continuation Agreement, dated September 1, 2007, as amended, between Five Star Bank and James Beckwith	10-Q	001-40379	Exhibit A of 10.1	May 12, 2022
19.1	Five Star Bancorp Insider Trading Policy					Filed

21.1	Subsidiaries of the Registrant					Filed
23.1	Consent of Moss Adams LLP					Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					Filed
97.1	Five Star Bancorp Clawback Policy	10-K	001-40379	97.1	February 23, 2024
101	Inline XBRL Interactive Data					Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)					Filed
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

FIVE STAR BANCORP

Dated: February 28, 2025	/s/ James E. Beckwith
James E. Beckwith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E. Beckwith	President and Chief Executive Officer and Director	February 28, 2025
James E. Beckwith	(Principal Executive Officer)

/s/ Heather C. Luck	Executive Vice President and Chief Financial Officer	February 28, 2025
Heather C. Luck	(Principal Financial and Accounting Officer)

/s/ Robert T. Perry-Smith	Chair of the Board and Director	February 28, 2025
Robert T. Perry-Smith

/s/ Randall E. Reynoso	Vice Chair of the Board and Director	February 28, 2025
Randall E. Reynoso

/s/ Larry E. Allbaugh	Director	February 28, 2025
Larry E. Allbaugh

/s/ Shannon Deary-Bell	Director	February 28, 2025
Shannon Deary-Bell

/s/ Warren P. Kashiwagi	Director	February 28, 2025
Warren P. Kashiwagi

/s/ Donna L. Lucas	Director	February 28, 2025
Donna L. Lucas

/s/ David F. Nickum	Director	February 28, 2025
David F. Nickum

/s/ Kevin F. Ramos	Director	February 28, 2025
Kevin F. Ramos

/s/ Judson T. Riggs	Director	February 28, 2025
Judson T. Riggs