Form 10-Q
period 2025-03-31
FIVE STAR BANCORP
filed 2025-05-08
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes ☐ No ☒
As of May 2, 2025, there were 21,360,991 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
March 31, 2025

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from financial institutions	$42,473	$33,882
Interest-bearing deposits in banks	410,098	318,461
Cash and cash equivalents	452,571	352,343
Time deposits in banks	4,024	4,121
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024 (amortized cost of $113,642 and $115,757 at March 31, 2025 and December 31, 2024, respectively)	97,111	98,194
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at March 31, 2025 and December 31, 2024 (fair value of $2,275 and $2,353 at March 31, 2025 and December 31, 2024, respectively)	2,585	2,720
Loans held for sale	2,669	3,247
Loans held for investment	3,621,819	3,532,686
Allowance for credit losses	(39,224)	(37,791)
Loans held for investment, net of allowance for credit losses	3,582,595	3,494,895
FHLB stock	15,000	15,000
Operating leases, right-of-use asset, net	5,944	6,245
Premises and equipment, net	1,524	1,584
Bank-owned life insurance	23,246	19,375
Interest receivable and other assets	57,788	55,554
Total assets	$4,245,057	$4,053,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$933,652	$922,629
Interest-bearing	2,802,702	2,635,365
Total deposits	3,736,354	3,557,994
Borrowings:
Subordinated notes, net	73,932	73,895
Other borrowings	—	—
Operating lease liability	6,591	6,857
Interest payable and other liabilities	21,729	17,908
Total liabilities	3,838,606	3,656,654
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized; 21,329,235 shares issued and outstanding at March 31, 2025; 21,319,083 shares issued and outstanding at December 31, 2024	302,788	302,531
Retained earnings	115,309	106,464
Accumulated other comprehensive loss, net of taxes	(11,646)	(12,371)
Total shareholders’ equity	406,451	396,624
Total liabilities and shareholders’ equity	$4,245,057	$4,053,278
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Interest and fee income:
Loans, including fees	$52,931	$43,786
Taxable securities	407	477
Nontaxable securities	174	176
Interest-bearing deposits in banks	3,575	3,102
Total interest and fee income	57,087	47,541

Interest expense:
Deposits	21,948	19,511
Subordinated notes	1,162	1,161
Other borrowings	—	125
Total interest expense	23,110	20,797

Net interest income	33,977	26,744
Provision for credit losses	1,900	900
Net interest income after provision for credit losses	32,077	25,844

Non-interest income:
Service charges on deposit accounts	215	188
Gain on sale of loans	125	369
Loan-related fees	448	429
FHLB stock dividends	331	332
Earnings on BOLI	161	142
Other	79	373
Total non-interest income	1,359	1,833

Non-interest expense:
Salaries and employee benefits	9,134	7,577
Occupancy and equipment	637	626
Data processing and software	1,457	1,157
FDIC insurance	455	400
Professional services	913	707
Advertising and promotional	522	460
Loan-related expenses	319	297
Other operating expenses	1,608	1,492
Total non-interest expense	15,045	12,716

Income before provision for income taxes	18,391	14,961

Provision for income taxes	5,280	4,330

Net income	$13,111	$10,631

Basic earnings per common share	$0.62	$0.62
Diluted earnings per common share	$0.62	$0.62
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$13,111	$10,631

Unrealized gain (loss) on securities:
Net unrealized holding gain (loss) on securities available-for-sale during the period	1,030	(955)
Less: Income tax expense (benefit) related to items of other comprehensive income (loss)	305	(282)
Other comprehensive income (loss)	725	(673)

Total comprehensive income	$13,836	$9,958
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2023	17,256,989	$220,505	$77,036	$(11,767)	$285,774
Net income	—	—	10,631	—	10,631
Other comprehensive loss	—	—	—	(673)	(673)
Stock issued under stock award plans	96,380	—	—	—	—
Stock compensation expense	—	299	—	—	299
Stock forfeitures	(118)	—	—	—	—
Cash dividends paid ($0.20 per share)	—	—	(3,451)	—	(3,451)
Balance at March 31, 2024	17,353,251	$220,804	$84,216	$(12,440)	$292,580

Balance at December 31, 2024	21,319,083	$302,531	$106,464	$(12,371)	$396,624
Net income	—	—	13,111	—	13,111
Other comprehensive income	—	—	—	725	725
Stock issued under stock award plans	10,485	—	—	—	—
Stock compensation expense	—	257	—	—	257
Stock forfeitures	(333)	—	—	—	—
Cash dividends paid ($0.20 per share)	—	—	(4,266)	—	(4,266)
Balance at March 31, 2025	21,329,235	$302,788	$115,309	$(11,646)	$406,451
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$13,111	$10,631
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,900	900
Depreciation and amortization	461	472
Amortization of deferred loan fees and costs	51	(127)
Amortization of premiums and discounts on securities	221	246
Amortization of subordinated note issuance costs	36	36
Amortization of low income housing tax credits	354	—
Stock compensation expense	257	299
Earnings on BOLI	(161)	(142)
Deferred tax provision	—	6
Loans originated for sale	(4,390)	(15,453)
Gain on sale of loans	(125)	(369)
Gross proceeds from sale of loans	1,846	5,580
Gain on partial sale of equity investment	—	300
Net changes in:
Interest receivable and other assets	(1,644)	2,050
Interest payable and other liabilities	3,821	(3,941)
Operating lease liability	(266)	(241)
Net cash provided by operating activities	15,472	247
Cash flows from investing activities:
Maturities, prepayments, and calls of securities available-for-sale	2,029	1,953
Capital call for equity investment	(1,250)	(1,000)
Proceeds received from equity investment	—	300
Net change in time deposits in banks	97	(20)
Loan originations, net of repayments	(86,404)	(11,498)
Purchase of premises and equipment	(100)	(108)
Purchase of BOLI	(3,710)	(1,550)
Net cash used in investing activities	(89,338)	(11,923)
Cash flows from financing activities:
Net change in deposits	178,360	(71,124)
Advances (payments) on other borrowings	—	(50,000)
Cash dividends paid	(4,266)	(3,451)
Net cash provided by (used in) financing activities	174,094	(124,575)
Net change in cash and cash equivalents	100,228	(136,251)
Cash and cash equivalents at beginning of period	352,343	321,576
Cash and cash equivalents at end of period	$452,571	$185,325

Supplemental disclosure of cash flow information:
Interest paid	$23,044	$22,568
Income taxes paid	26	144
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	3,247	11,464
Unrealized gain (loss) on securities	1,030	(955)
Operating lease liabilities exchanged for ROUA	—	1,958
ROUA acquired	—	(1,958)
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
(b) Basis of Financial Statement Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) ASC and the rules and regulations of the SEC, including the instructions to Regulation S-X. These interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), which was filed with the SEC on February 28, 2025.
The unaudited consolidated financial statements include Bancorp and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2025.
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

(d) Emerging Growth Company
The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, may take advantage of specified reduced reporting requirements and deferred adoption dates for accounting standards, and is relieved of other significant requirements that are otherwise generally applicable to other public companies. The Company will remain an emerging growth company for five years after its IPO date of May 5, 2021, unless one of the following occurs: (i) total annual gross revenues are $1.235 billion or more; (ii) the Company issues more than $1.0 billion in non-convertible debt; or (iii) the Company becomes a large accelerated filer with a public float of more than $0.7 billion, as measured at June 30 annually.
(e) Significant Accounting Policies
The Company’s significant accounting policies are included in Note 1, Basis of Presentation in the notes to our audited consolidated financial statements included in the 2024 Annual Report on Form 10-K.
(f) Recently Issued Accounting Standards
The following information reflects recent accounting standards that have been adopted or are pending adoption by the Company. The Company qualifies as an emerging growth company and, as such, has elected not to opt out of the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below indicate effective dates for the Company as an emerging growth company using the extended transition period.
Accounting Standards Adopted in 2025
None.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign operations, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state, and foreign operations. ASU 2023-09 is effective January 1, 2026 for emerging growth companies electing not to opt out of the extended transition period and is not expected to have a significant impact on the Company’s consolidated financial statements.
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
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025 the FASB issued ASU 2025-01, Clarifying the Effective Date. This standard responds to investor input by requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. This standard is effective for all entities that are subject to Subtopic 220-40, for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. ASU 2024-03 is not expected to have a significant impact on the Company’s consolidated financial statements.
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

Table 2.1 summarizes the Company’s assets and liabilities required to be recorded at fair value on a recurring basis.

Table 2.1: Fair Value on a Recurring Basis
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
March 31, 2025
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$97,111	$—	$97,111	$—	OCI

December 31, 2024
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$98,194	$—	$98,194	$—	OCI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of March 31, 2025 and December 31, 2024, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both the Company’s credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to the Company. There was no carrying value or fair value for interest rate swaps as of March 31, 2025 and December 31, 2024.
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of March 31, 2025 and December 31, 2024, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.
Disclosures about Fair Value of Financial Instruments
Table 2.2 is a summary of fair value estimates for financial instruments as of March 31, 2025 and December 31, 2024. The carrying amounts in Table 2.2 are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

Table 2.2: Fair Value Estimates for Financial Instruments
	March 31, 2025			December 31, 2024
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$452,571	$452,571	Level 1	$352,343	$352,343	Level 1
Time deposits in banks	4,024	4,024	Level 1	4,121	4,121	Level 1
Securities available-for-sale	97,111	97,111	Level 2	98,194	98,194	Level 2
Securities held-to-maturity	2,585	2,275	Level 3	2,720	2,353	Level 3
Loans held for sale	2,669	2,967	Level 2	3,247	3,597	Level 2
Loans held for investment, net of allowance for credit losses	3,582,595	3,512,114	Level 3	3,494,895	3,412,032	Level 3
Financial liabilities:
Time deposits	801,386	800,074	Level 2	670,154	669,078	Level 2
Subordinated notes	73,932	73,481	Level 3	73,895	73,371	Level 3
The Company used the following methods and assumptions to estimate the fair value of its financial instruments at March 31, 2025 and December 31, 2024:
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
A summary of the amortized cost and fair value related to securities held-to-maturity as of March 31, 2025 and December 31, 2024 is presented in Table 3.1. Securities held-to-maturity, at amortized cost, had a $20.0 thousand allowance for credit losses as of March 31, 2025 and December 31, 2024.

Table 3.1: Securities Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
March 31, 2025
Obligations of states and political subdivisions	$2,585	$—	$(310)	$2,275
Total held-to-maturity	$2,585	$—	$(310)	$2,275
December 31, 2024
Obligations of states and political subdivisions	$2,720	$—	$(367)	$2,353
Total held-to-maturity	$2,720	$—	$(367)	$2,353
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

As of March 31, 2025 and December 31, 2024, the allowance for credit losses on held-to-maturity securities, at amortized cost, was $20.0 thousand. The Company did not record an allowance for credit losses on available-for-sale securities as of March 31, 2025 or December 31, 2024.
A summary of the amortized cost and fair value related to securities available-for-sale as of March 31, 2025 and December 31, 2024 is presented in Table 3.2. Securities available-for-sale did not have an allowance for credit losses as of March 31, 2025 or December 31, 2024.

Table 3.2: Securities Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
March 31, 2025
U.S. government agency securities	$7,513	$147	$(86)	$7,574
Mortgage-backed securities	61,210	16	(10,929)	50,297
Obligations of states and political subdivisions	42,630	1	(5,559)	37,072
Collateralized mortgage obligations	289	—	(22)	267
Corporate bonds	2,000	—	(99)	1,901
Total available-for-sale	$113,642	$164	$(16,695)	$97,111
December 31, 2024
U.S. government agency securities	$8,293	$152	$(100)	$8,345
Mortgage-backed securities	62,397	6	(11,833)	50,570
Obligations of states and political subdivisions	42,762	1	(5,626)	37,137
Collateralized mortgage obligations	305	—	(26)	279
Corporate bonds	2,000	—	(137)	1,863
Total available-for-sale	$115,757	$159	$(17,722)	$98,194

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2025 and December 31, 2024 are shown in Table 3.3. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3.3: Contractual Maturities - Investment Securities
(in thousands)	March 31, 2025				December 31, 2024
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$195	$172	$—	$—	$210	$182	$—	$—
After one but within five years	905	796	794	738	945	818	798	737
After five years through ten years	1,315	1,157	10,514	9,282	1,380	1,193	9,221	8,108
After ten years	170	150	31,322	27,052	185	160	32,743	28,292

Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	7,513	7,574	—	—	8,293	8,345
Mortgage-backed securities	—	—	61,210	50,297	—	—	62,397	50,570
Collateralized mortgage obligations	—	—	289	267	—	—	305	279
Corporate bonds	—	—	2,000	1,901	—	—	2,000	1,863
Total	$2,585	$2,275	$113,642	$97,111	$2,720	$2,353	$115,757	$98,194

There were no purchases or sales of investment securities during the three months ended March 31, 2025 and March 31, 2024.

Table 3.4: Pledged Investment Securities
(in thousands)	March 31, 2025	December 31, 2024
Pledged to:
The State of California, securing deposits of public funds and borrowings	$49,201	$49,477
The Federal Reserve Discount Window, increasing borrowing capacity	44,782	45,576
Total pledged investment securities	$93,983	$95,053
Table 3.5 details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024.

Table 3.5: Securities Available-for-Sale in Continuous Unrealized Loss Positions
(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2025
U.S. government agency securities	$2,183	$(14)	$3,750	$(72)	$5,933	$(86)
Mortgage-backed securities	—	—	49,200	(10,929)	49,200	(10,929)
Obligations of states and political subdivisions	—	—	35,567	(5,559)	35,567	(5,559)
Collateralized mortgage obligations	—	—	268	(22)	268	(22)
Corporate bonds	—	—	1,901	(99)	1,901	(99)
Total temporarily impaired securities	$2,183	$(14)	$90,686	$(16,681)	$92,869	$(16,695)

December 31, 2024
U.S. government agency securities	$2,316	$(11)	$4,082	$(89)	$6,398	$(100)
Mortgage-backed securities	—	—	49,476	(11,833)	49,476	(11,833)
Obligations of states and political subdivisions	—	—	35,630	(5,626)	35,630	(5,626)
Collateralized mortgage obligations	—	—	279	(26)	279	(26)
Corporate bonds	—	—	1,863	(137)	1,863	(137)
Total temporarily impaired securities	$2,316	$(11)	$91,330	$(17,711)	$93,646	$(17,722)
There were 147 available-for-sale securities in unrealized loss positions at both March 31, 2025 and December 31, 2024. As of March 31, 2025, the investment portfolio included 141 investment securities that had been in a continuous loss position for twelve months or more and six investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at both March 31, 2025 and December 31, 2024, which at December 31, 2024 had been in a continuous loss position for more than twelve months.
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
Non-Marketable Securities
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million of FHLB stock at both March 31, 2025 and December 31, 2024. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at March 31, 2025 or December 31, 2024.

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

Table 4.1: Loans Outstanding
(in thousands)	March 31, 2025	December 31, 2024
Real estate:
Commercial	$2,941,201	$2,857,173
Commercial land and development	3,556	3,849
Commercial construction	113,002	111,318
Residential construction	5,747	4,561
Residential	34,053	32,774
Farmland	43,643	47,241
Commercial:
Secured	170,525	170,548
Unsecured	34,970	27,558
Consumer and other	277,093	279,584
Subtotal	3,623,790	3,534,606
Net deferred loan fees	(1,971)	(1,920)
Loans held for investment	3,621,819	3,532,686
Allowance for credit losses	(39,224)	(37,791)
Loans held for investment, net of allowance for credit losses	$3,582,595	$3,494,895
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

Table 4.2: Loans by Risk Category and Vintage

	Amortized Cost Basis by Origination Year as of March 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$120,306	$422,735	$299,751	$881,165	$612,219	$494,109	$6,241	$—	$2,836,526
Watch	—	640	9,579	37,903	25,092	23,699	1,391	—	98,304
Substandard	—	—	—	1,102	—	2,551	—	—	3,653
Total	120,306	423,375	309,330	920,170	637,311	520,359	7,632	—	2,938,483
Commercial land and development
Pass	1,551	420	—	767	—	816	—	—	3,554
Total	1,551	420	—	767	—	816	—	—	3,554
Commercial construction
Pass	6,377	17,630	88,230	525	—	—	—	—	112,762
Total	6,377	17,630	88,230	525	—	—	—	—	112,762
Residential construction
Pass	—	5,745	—	—	—	—	—	—	5,745
Total	—	5,745	—	—	—	—	—	—	5,745
Residential
Pass	410	6,080	4,770	2,852	9,429	8,350	2,184	—	34,075
Total	410	6,080	4,770	2,852	9,429	8,350	2,184	—	34,075
Farmland
Pass	341	974	2,034	6,353	8,486	24,150	—	—	42,338
Watch	—	501	—	787	—	—	—	—	1,288
Total	341	1,475	2,034	7,140	8,486	24,150	—	—	43,626
Commercial:
Secured
Pass	16,158	31,212	18,509	20,846	8,918	21,695	41,560	—	158,898
Watch	—	—	673	6,501	2,588	1,119	1,492	—	12,373
Substandard	—	—	—	—	—	43	—	—	43
Total	16,158	31,212	19,182	27,347	11,506	22,857	43,052	—	171,314
Unsecured
Pass	3,619	9,134	3,088	1,616	2,363	3,818	11,350	—	34,988
Total	3,619	9,134	3,088	1,616	2,363	3,818	11,350	—	34,988
Consumer and other
Pass	8,988	225,069	30,474	7,072	5,342	194	125	—	277,264
Substandard	—	—	—	8	—	—	—	—	8
Total	8,988	225,069	30,474	7,080	5,342	194	125	—	277,272
Total
Pass	157,750	718,999	446,856	921,196	646,757	553,132	61,460	—	3,506,150
Watch	—	1,141	10,252	45,191	27,680	24,818	2,883	—	111,965
Substandard	—	—	—	1,110	—	2,594	—	—	3,704
Total	$157,750	$720,140	$457,108	$967,497	$674,437	$580,544	$64,343	$—	$3,621,819

Table 4.2: Loans by Risk Category and Vintage (continued)

	Amortized Cost Basis by Origination Year as of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$427,209	$298,408	$881,675	$618,052	$202,356	$312,622	$3,688	$—	$2,744,010
Watch	641	8,193	42,531	31,895	16,969	6,316	1,391	—	107,936
Substandard	—	—	—	—	—	2,585	—	—	2,585
Total	427,850	306,601	924,206	649,947	219,325	321,523	5,079	—	2,854,531
Commercial land and development
Pass	1,781	—	1,237	—	180	656	—	—	3,854
Total	1,781	—	1,237	—	180	656	—	—	3,854
Commercial construction
Pass	13,757	72,933	13,112	—	11,231	—	—	—	111,033
Total	13,757	72,933	13,112	—	11,231	—	—	—	111,033
Residential construction
Pass	4,560	—	—	—	—	—	—	—	4,560
Total	4,560	—	—	—	—	—	—	—	4,560
Residential
Pass	6,080	4,783	2,869	9,483	2,201	6,246	1,134	—	32,796
Total	6,080	4,783	2,869	9,483	2,201	6,246	1,134	—	32,796
Farmland
Pass	1,054	2,042	7,032	11,467	6,960	17,373	—	—	45,928
Watch	501	—	791	—	—	—	—	—	1,292
Total	1,555	2,042	7,823	11,467	6,960	17,373	—	—	47,220
Commercial:
Secured
Pass	26,536	20,427	21,142	9,607	9,144	14,400	55,914	—	157,170
Watch	—	301	9,840	2,581	107	1,289	—	—	14,118
Substandard	—	—	—	—	—	48	—	—	48
Total	26,536	20,728	30,982	12,188	9,251	15,737	55,914	—	171,336
Unsecured
Pass	8,071	4,499	2,815	3,494	4,817	1,364	2,515	—	27,575
Total	8,071	4,499	2,815	3,494	4,817	1,364	2,515	—	27,575
Consumer and other
Pass	232,420	33,453	7,874	5,812	6	207	—	—	279,772
Substandard	—	—	9	—	—	—	—	—	9
Total	232,420	33,453	7,883	5,812	6	207	—	—	279,781
Total
Pass	721,468	436,545	937,756	657,915	236,895	352,868	63,251	—	3,406,698
Watch	1,142	8,494	53,162	34,476	17,076	7,605	1,391	—	123,346
Substandard	—	—	9	—	—	2,633	—	—	2,642
Total	$722,610	$445,039	$990,927	$692,391	$253,971	$363,106	$64,642	$—	$3,532,686
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

Table 4.3 shows the age analysis of past due loans by class as of the dates shown.

Table 4.3: Age Analysis of Past Due Loans by Class
(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
March 31, 2025
Real estate:
Commercial	$386	$—	$—	$386	$2,938,097	$2,938,483
Commercial land and development	—	—	—	—	3,554	3,554
Commercial construction	—	—	—	—	112,762	112,762
Residential construction	—	—	—	—	5,745	5,745
Residential	—	—	—	—	34,075	34,075
Farmland	—	—	—	—	43,626	43,626
Commercial:
Secured	1,232	—	—	1,232	170,082	171,314
Unsecured	—	—	—	—	34,988	34,988
Consumer and other	30	—	—	30	277,242	277,272
Total	$1,648	$—	$—	$1,648	$3,620,171	$3,621,819

December 31, 2024
Real estate:
Commercial	$—	$—	$—	$—	$2,854,531	$2,854,531
Commercial land and development	—	—	—	—	3,854	3,854
Commercial construction	—	—	—	—	111,033	111,033
Residential construction	—	—	—	—	4,560	4,560
Residential	—	—	—	—	32,796	32,796
Farmland	—	—	—	—	47,220	47,220
Commercial:
Secured	1,107	—	—	1,107	170,229	171,336
Unsecured	—	—	—	—	27,575	27,575
Consumer and other	67	—	—	67	279,714	279,781
Total	$1,174	$—	$—	$1,174	$3,531,512	$3,532,686
There were no loans greater than 90 days past due and still accruing interest income as of March 31, 2025 or December 31, 2024.
No collateral dependent loans were in process of foreclosure at March 31, 2025 or December 31, 2024. The Company had one collateral dependent commercial real estate loan outstanding as of March 31, 2025 and December 31, 2024 in the amounts of $1.7 million and $1.8 million, respectively, for which the borrower was experiencing financial difficulty.

Non-accrual loans, segregated by class, as of March 31, 2025 and December 31, 2024 are shown in Table 4.4.

Table 4.4: Non-accrual Loans
(in thousands)	March 31, 2025	December 31, 2024
Real estate:
Commercial	$1,722	$1,750
Commercial:
Secured	43	48
Total non-accrual loans	$1,765	$1,798
No interest income was recognized on non-accrual loans in the three months ended March 31, 2025 or March 31, 2024. Non-accrual real estate loans did not have an allowance for credit losses as of March 31, 2025. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $35.2 thousand for the three months ended March 31, 2025, as compared to $39.2 thousand for the three months ended March 31, 2024.

Allowance for Credit Losses
Table 4.5 discloses activity in the allowance for credit losses for the periods indicated.

Table 4.5: Allowance for Credit Losses
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended March 31, 2025
Real estate:
Commercial	$25,864	$—	$—	$1,163	$27,027
Commercial land and development	78	—	—	(8)	70
Commercial construction	2,268	—	—	(41)	2,227
Residential construction	64	—	—	14	78
Residential	270	—	—	9	279
Farmland	607	—	—	(9)	598
Commercial:
Secured	5,866	(745)	64	720	5,905
Unsecured	278	—	—	125	403
Consumer and other	2,496	(71)	35	177	2,637
Total	$37,791	$(816)	$99	$2,150	$39,224

Three months ended March 31, 2024
Real estate:
Commercial	$29,015	$—	$—	$(120)	$28,895
Commercial land and development	178	—	—	(14)	164
Commercial construction	718	—	—	(21)	697
Residential construction	89	—	—	25	114
Residential	151	—	—	13	164
Farmland	399	—	—	39	438
Commercial:
Secured	3,314	(998)	182	764	3,262
Unsecured	189	(34)	—	104	259
Consumer and other	378	(71)	93	260	660
Total	$34,431	$(1,103)	$275	$1,050	$34,653
Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the unaudited consolidated statements of income.

Table 4.6: Unfunded Loan Commitment Reserves
	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Balance at beginning of period	$747	$1,247
Provision (benefit)	(250)	(150)
Balance at end of period	$497	$1,097

Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.9 billion at March 31, 2025 and December 31, 2024. In addition, the Company pledges eligible tenants in common loans, which totaled $1.2 billion at March 31, 2025 and December 31, 2024, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 6, Subordinated Notes and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Table 5.1 shows the composition of interest-bearing deposits as of March 31, 2025 and December 31, 2024.

Table 5.1: Interest-Bearing Deposits
(in thousands)	March 31, 2025	December 31, 2024
Interest-bearing transaction accounts	$295,633	$315,217
Savings accounts	128,210	124,702
Money market accounts	1,577,473	1,525,292
Time accounts, $250 or more	376,237	344,129
Other time accounts	425,149	326,025
Total interest-bearing deposits	$2,802,702	$2,635,365
Time deposits totaled $801.4 million and $670.2 million as of March 31, 2025 and December 31, 2024, respectively. Scheduled maturities of time deposits as of March 31, 2025 for the next five years are shown in Table 5.2.

Table 5.2: Scheduled Maturities of Time Deposits
(in thousands)
2025	$770,268
2026	30,025
2027	1,093
2028	—
2029	—
Total time deposits	$801,386
Total deposits include deposits offered through the IntraFi Network that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest-bearing transaction deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at March 31, 2025 or December 31, 2024. The composition of network deposits as of March 31, 2025 and December 31, 2024 is shown in Table 5.3.

Table 5.3: Network Deposits
(in thousands)	March 31, 2025	December 31, 2024
CDARS	$18,679	$19,292
ICS	676,433	674,453
Total network deposits	$695,112	$693,745

Table 5.4 presents interest expense recognized on interest-bearing deposits for the periods ended March 31, 2025 and 2024.

Table 5.4: Interest Expense Recognized on Interest-Bearing Deposits
	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Interest-bearing transaction accounts	$1,112	$1,126
Savings accounts	772	861
Money market accounts	12,435	12,155
Time accounts, $250 or more	3,756	3,824
Other time accounts	3,873	1,545
Total interest expense on interest-bearing deposits	$21,948	$19,511
Note 6: Subordinated Notes and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (7.58% as of March 31, 2025) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.4 million has been amortized as of March 31, 2025. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At March 31, 2025 and December 31, 2024, the carrying value of the Company’s subordinated notes outstanding was $73.9 million.
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

Table 6.1: Financing Availability with the FHLB
(in thousands)	March 31, 2025	December 31, 2024
Total financing ability from the FHLB	$1,276,072	$1,212,209
Less: outstanding borrowings	—	—
Less: LCs pledged to secure State of California deposits	311,500	281,500
Less: LCs pledged to secure local agency deposits	420,000	420,000
Total LCs issued	731,500	701,500
Available borrowing capacity with the FHLB	$544,572	$510,709
At March 31, 2025 and December 31, 2024, the Company had the ability to borrow from the Federal Reserve Discount Window. The borrowings were available at an interest rate of 4.50% as of March 31, 2025. At March 31, 2025 and December 31, 2024, the borrowing capacity under this arrangement was $856.4 million and $862.1 million, respectively.
There were no amounts outstanding at March 31, 2025 or December 31, 2024. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.
At March 31, 2025 and December 31, 2024, the Company had five unsecured federal funds lines of credit totaling $175.0 million with five of its correspondent banks. The borrowings were available at interest rates ranging from 4.50% to 5.70% as of March 31, 2025. There were no amounts outstanding at March 31, 2025 or December 31, 2024.
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

Table 7.1: EPS
	Three months ended
(in thousands, except share count and earnings per common share)	March 31, 2025	March 31, 2024
Net income	$13,111	$10,631

Basic weighted average common shares outstanding	21,209,881	17,190,867
Add: Dilutive effects of assumed vesting of restricted stock	43,707	82,127
Total dilutive weighted average common shares outstanding	21,253,588	17,272,994
Earnings per common share:
Basic EPS	$0.62	$0.62
Diluted EPS	$0.62	$0.62
The Company did not have any anti-dilutive shares at March 31, 2025 or March 31, 2024.
(b) Dividends
The board of directors declared on January 16, 2025, and the Company subsequently paid, a cash dividend of $0.20 per share, totaling $4.3 million.
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
For both the three months ended March 31, 2025 and the three months ended March 31, 2024, $0.3 million of non-cash stock compensation expense was recognized.
As of March 31, 2025, there was approximately $2.1 million of unrecognized compensation expense related to the 111,786 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits and related expense are expected to be recognized over the weighted average term remaining on the unvested restricted shares of 2.82 years as of March 31, 2025. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s unaudited consolidated statements of income for the three months ended March 31, 2025 and March 31, 2024 was immaterial.
Table 7.2 summarizes activity related to restricted shares for the periods indicated.

Table 7.2: Unvested Restricted Share Activity
	For the three months ended March 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	120,577	$21.36	69,338	$20.53
Shares granted	10,485	30.89	96,380	21.97
Shares vested	(18,943)	22.33	(3,252)	28.51
Shares forfeited	(333)	21.97	(118)	20.00
End of the period balance	111,786	$22.08	162,348	$21.22
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

Table 8.1: Unfunded Loan Commitments and Standby Letters of Credit
(in thousands)	March 31, 2025	December 31, 2024
Commercial lines of credit	$215,712	$230,063
Undisbursed commercial real estate loans	96,558	98,508
Undisbursed construction loans	42,813	74,671
Agricultural lines of credit	26,371	21,155
Undisbursed residential real estate loans	6,164	7,225
Undisbursed agricultural real estate loans	135	—
Other	1,780	1,973
Total commitments and standby letters of credit	$389,533	$433,595
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $0.5 million as of March 31, 2025 and $0.7 million as of December 31, 2024, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 86.62% of the Company’s loan portfolio at March 31, 2025 and 86.41% of the Company’s loan portfolio at December 31, 2024. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At March 31, 2025, the Company had 104 deposit relationships that exceeded $5.0 million each, totaling $2.3 billion, or approximately 60.87% of total deposits. The Company’s largest single deposit relationship at March 31, 2025 totaled $400.0 million, or approximately 10.71% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled approximately $37.8 million and $29.2 million at March 31, 2025 and December 31, 2024, respectively.
Equity investments: The Company has committed to and is invested in a limited number of venture funds. As of March 31, 2025 and December 31, 2024, the estimated remaining commitment for these funds totaled $14.6 million and $10.8 million, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.

Note 9: Subsequent Events
On April 17, 2025, the board of directors of the Company declared a cash dividend of $0.20 per common share, which the Company expects to pay on May 12, 2025 to shareholders of record as of May 5, 2025.

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
Management’s discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in the 2024 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2025. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.
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
•changes in the U.S. economy, including an economic slowdown, recession, inflation, deflation, tariffs, housing prices, employment levels, rate of growth, and general business conditions;
•uncertain market conditions and economic trends nationally, regionally, and particularly in Northern California and California;
•the soundness of other financial institutions and the impacts related to or resulting from bank failures and other economic and industry volatility, including increased regulatory requirements and costs and potential impacts to macroeconomic conditions;
•the impact of recent and future legislative and regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by our regulators;
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
•our level of nonperforming assets and the costs associated with resolving problem loans, if any;

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
•the occurrence or impact of climate change or natural or man-made disasters or calamities, such as wildfires, droughts, mudslides, floods, and earthquakes, and particularly in California, and specifically Northern California;
•changes in and impact of local, regional, and global business, economic, and political conditions and geopolitical events, such as pandemics, civil unrest, wars, and acts of terrorism; and
•other factors that are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2024 Annual Report on Form 10-K and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through eight branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At March 31, 2025, we had total assets of $4.2 billion, total loans held for investment of $3.6 billion, and total deposits of $3.7 billion.
Critical Accounting Estimates
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows in conformity with GAAP as contained within the FASB’s ASC and the rules and regulations of the SEC, including the instructions to Regulation S-X. However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as filed in our 2024 Annual Report on Form 10-K and the notes thereto.

Our most significant accounting policies and our critical accounting estimates are described in greater detail in Note 1, Basis of Presentation, in our audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates included in our 2024 Annual Report on Form 10-K. We have identified accounting policies and estimates that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material. With the exception of the changes to the ACL described below, there have been no significant changes concerning our critical accounting estimates as described in our 2024 Annual Report on Form 10-K.
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
ACL
The ACL represents the estimated probable credit losses in our loan and investment portfolios and is estimated as of March 31, 2025 using CECL. The ACL is established through a provision for credit losses charged to operations. Loans and investments are charged against the ACL when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the ACL.
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
A significant amount of the ACL is measured on a collective (pool) basis by loan and investment security type when similar risk characteristics exist. Pools are determined based primarily on regulatory reporting codes as the loans and investment securities within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed. Reserves for credit losses identified on a pooled basis are then adjusted for qualitative and other environmental factors to reflect current conditions. The most significant components of the qualitative and environmental factors used to estimate the allowance for credit losses are adjustments relating to prevailing economic conditions, concentrations within the loan portfolio, and external factors. The prevailing economic conditions factor is estimated based on a range of potential economic conditions and is applied at both the portfolio and individual concentration level based on various factors. The concentrations within the loan portfolio factor is estimated based on concentrations at the loan pool level. The external factor is estimated based on current external factors, such as environmental factors, which could impact the loan portfolio.
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

Executive Summary
Net income for the three months ended March 31, 2025 totaled $13.1 million, as compared to net income of $10.6 million for the three months ended March 31, 2024.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Deposits. Total deposits increased by $178.4 million, or 5.01%, from $3.6 billion at December 31, 2024 to $3.7 billion at March 31, 2025. Non-wholesale deposits increased by $48.4 million in the first three months of 2025 to $3.0 billion. Wholesale deposits, which the Company defines as brokered deposits and California Time Deposit Program deposits, increased by $130.0 million in the first three months of 2025 to $689.9 million. Non-interest-bearing deposits increased by $11.0 million in the first three months of 2025 to $933.7 million, and represented 24.99% of total deposits at March 31, 2025, as compared to 25.93% of total deposits at December 31, 2024. Our loan to deposit ratio was 97.01% at March 31, 2025, as compared to 99.38% at December 31, 2024.
•Assets. Total assets were $4.2 billion at March 31, 2025, representing a $191.8 million, or 4.73%, increase compared to $4.1 billion at December 31, 2024.
•Loans. Total loans held for investment were $3.6 billion at March 31, 2025, as compared to $3.5 billion at December 31, 2024, an increase of $89.1 million, or 2.52%. The increase was a result of $259.3 million in loan originations and advances, partially offset by $65.6 million and $104.6 million in loan payoffs and paydowns, respectively. The $89.1 million increase in total loans held for investment included $19.8 million in purchases of loans within the consumer concentration of the loan portfolio.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $1.8 million, or 0.05% of total loans held for investment, at both March 31, 2025 and December 31, 2024. The ratio of the allowance for credit losses to total loans held for investment was 1.08% at March 31, 2025 and 1.07% at December 31, 2024.
•Net Interest Margin. Net interest margin was 3.45% for the three months ended March 31, 2025, and 3.14% for the three months ended March 31, 2024. The increase in net interest margin for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a higher balance of loans with higher yields, partially offset by an increase in interest expense due to larger average deposit balances.
•Efficiency Ratio. Efficiency ratio was 42.58% for the three months ended March 31, 2025, down from 44.50% for the corresponding period of 2024, mainly due to a $9.5 million, or 20.08%, increase in interest and fee income during the same period.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of March 31, 2025. The total risk-based capital ratio for the Company was 13.97% at March 31, 2025, as compared to 13.99% at December 31, 2024. The Tier 1 leverage ratio was 10.17% at March 31, 2025, as compared to 10.05% at December 31, 2024. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.20 per share on January 16, 2025.

Highlights of our financial results are presented in the following tables:

Table 1: Highlights of Financial Results
(dollars in thousands)	March 31, 2025	December 31, 2024
Selected financial condition data:
Total assets	$4,245,057	$4,053,278
Total loans held for investment	3,621,819	3,532,686
Total deposits	3,736,354	3,557,994
Total subordinated notes, net	73,932	73,895
Total shareholders’ equity	406,451	396,624
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.08%	1.07%
Allowance for credit losses to nonperforming loans	2,222.32%	2,101.78%
Nonperforming loans to total loans held for investment	0.05%	0.05%
Capital ratios:
Total capital (to risk-weighted assets)	13.97%	13.99%
Tier 1 capital (to risk-weighted assets)	11.00%	11.02%
Common equity Tier 1 capital (to risk-weighted assets)	11.00%	11.02%
Tier 1 leverage	10.17%	10.05%
Total shareholders’ equity to total assets	9.57%	9.79%
Tangible shareholders’ equity to tangible assets[1]	9.57%	9.79%

Table 2: Highlights of Financial Results (continued)
	For the three months ended
(dollars in thousands, except per share data)	March 31, 2025	March 31, 2024
Selected operating data:
Net interest income	$33,977	$26,744
Provision for credit losses	1,900	900
Non-interest income	1,359	1,833
Non-interest expense	15,045	12,716
Net income	13,111	10,631

Per common share data:
Earnings per common share:
Basic	$0.62	$0.62
Diluted	$0.62	$0.62
Book value per share	$19.06	$16.86
Tangible book value per share[2]	$19.06	$16.86

Performance and other financial ratios:
ROAA	1.30%	1.22%
ROAE	13.28%	14.84%
Net interest margin	3.45%	3.14%
Cost of funds	2.56%	2.62%
Efficiency ratio	42.58%	44.50%
Cash dividend payout ratio on common stock[3]	32.26%	32.26%

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

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three months ended March 31, 2025 to the three months ended March 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.
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
Net interest income increased by $7.2 million, or 27.05%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and our net interest margin increased 31 basis points during the same period. The increase was primarily due to an increase in interest income driven by a higher balance of loans with higher yields, partially offset by an increase in interest expense due to larger average deposit balances. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 3 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 3: Average Balances, Interest, and Yield/Rate
	For the three months ended March 31, 2025			For the three months ended March 31, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$328,571	$3,575	4.41%	$233,002	$3,102	5.35%
Investment securities[1,2]	100,474	581	2.34%	109,177	653	2.41%
Loans held for investment and sale[1,3]	3,567,992	52,931	6.02%	3,082,290	43,786	5.71%
Total interest-earning assets[1]	3,997,037	57,087	5.79%	3,424,469	47,541	5.58%
Interest receivable and other assets, net[4]	93,543			93,983
Total assets	$4,090,580			$3,518,452
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$303,822	$1,112	1.48%	$300,325	$1,126	1.51%
Savings accounts[1]	123,599	772	2.53%	124,561	861	2.78%
Money market accounts[1]	1,540,879	12,435	3.27%	1,410,264	12,155	3.47%
Time accounts[1]	706,528	7,629	4.38%	429,586	5,369	5.03%
Subordinated notes and other borrowings[1]	73,908	1,162	6.37%	82,775	1,286	6.25%
Total interest-bearing liabilities	2,748,736	23,110	3.41%	2,347,511	20,797	3.56%
Demand accounts	910,954			842,105
Interest payable and other liabilities	30,389			40,730
Shareholders’ equity	400,501			288,106
Total liabilities and shareholders’ equity	$4,090,580			$3,518,452
Net interest spread[5]			2.38%			2.02%
Net interest income/margin[6]		$33,977	3.45%		$26,744	3.14%
1Interest income/expense is divided by the actual number of days in the period multiplied by the actual number of days in the year to correspond to stated interest rate terms, where applicable.
2Yields on available-for-sale securities are calculated based on fair value. Investment security interest is earned monthly on a 30/360 day basis. Yields are not calculated on a tax-equivalent basis.
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

Table 4: Interest Income and Expense Change Analysis
	For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$995	$(522)	$473
Investment securities	(53)	(19)	(72)
Loans held for investment and sale	6,916	2,229	9,145
Total interest-earning assets	7,858	1,688	9,546
Interest-bearing transaction accounts	37	(51)	(14)
Savings accounts	(6)	(83)	(89)
Money market accounts	787	(507)	280
Time accounts	2,939	(679)	2,260
Subordinated notes and other borrowings	(152)	28	(124)
Total interest-bearing liabilities	3,605	(1,292)	2,313
Changes in net interest income/margin	$4,253	$2,980	$7,233
Net interest income during the three months ended March 31, 2025 increased by $7.2 million, or 27.05%, to $34.0 million compared to $26.7 million during the three months ended March 31, 2024. Net interest margin totaled 3.45% for the three months ended March 31, 2025, an increase of 31 basis points compared to the same quarter of the prior year. The increase in net interest income is primarily attributable to an additional $9.1 million in loan interest income due to a $485.7 million, or 15.76%, increase in the average balance of loans and a 31 basis point improvement in the average yield on loans during the three months ended March 31, 2025 compared to the same quarter of the prior year. The increase in interest income was partially offset by a $2.4 million increase in deposit interest expense compared to the same quarter of the prior year. The increase in deposit interest expense is primarily attributable to a $478.9 million, or 15.42%, increase in the average balance of deposits and a five basis point increase in the average cost of deposits during the three months ended March 31, 2025 compared to the same quarter of the prior year.
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
We recorded a $1.9 million provision for credit losses in the first quarter of 2025, compared to a $0.9 million provision for credit losses for the same period of 2024. The provision recorded during the three months ended March 31, 2025 reflects loan growth and adjustments to expectations for credit losses based on economic trends and forecasts at the time.
Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.

Table 5 details the components of non-interest income for the periods indicated.

Table 5: Non-interest Income
	For the three months ended
(dollars in thousands)	March 31, 2025	March 31, 2024	$ Change	% Change
Service charges on deposit accounts	$215	$188	$27	14.36%
Gain on sale of loans	125	369	(244)	(66.12)%
Loan-related fees	448	429	19	4.43%
FHLB stock dividends	331	332	(1)	(0.30)%
Earnings on BOLI	161	142	19	13.38%
Other income	79	373	(294)	(78.82)%
Total non-interest income	$1,359	$1,833	$(474)	(25.86)%
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold, partially offset by an improvement in the effective yield of loans sold. During the three months ended March 31, 2025, approximately $1.7 million of loans were sold with an effective yield of 7.24%, as compared to approximately $5.2 million of loans sold with an effective yield of 7.08% during the three months ended March 31, 2024.
Other income. The decrease related primarily to $0.3 million of income received on equity investments in venture-backed funds during the three months ended March 31, 2024, which did not reoccur during the three months ended March 31, 2025.
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
Table 6 details the components of non-interest expense for the periods indicated.

Table 6: Non-interest Expense
	For the three months ended
(dollars in thousands)	March 31, 2025	March 31, 2024	$ Change	% Change
Salaries and employee benefits	$9,134	$7,577	$1,557	20.55%
Occupancy and equipment	637	626	11	1.76%
Data processing and software	1,457	1,157	300	25.93%
FDIC insurance	455	400	55	13.75%
Professional services	913	707	206	29.14%
Advertising and promotional	522	460	62	13.48%
Loan-related expenses	319	297	22	7.41%
Other operating expenses	1,608	1,492	116	7.77%
Total non-interest expense	$15,045	$12,716	$2,329	18.32%

Salaries and employee benefits. The increase related primarily to: (i) a $1.6 million increase in salaries, benefits, and bonus expense, mainly related to a 13.19% increase in headcount between March 31, 2024 and March 31, 2025; and (ii) a $0.1 million increase in commissions paid. This increase was partially offset by a $0.2 million increase in loan origination costs due to a greater number of loan originations, net of purchased consumer loans, period-over-period.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
Professional services. The increase was primarily due to $0.1 million in fees paid for compensation consulting services and $0.1 million in consulting services relating to operations in San Francisco, neither of which occurred in the three months ended March 31, 2024.
Other operating expenses. The increase was primarily due to individually immaterial increases in expenses related to operations, including administrative and operational expenses such as travel, subscriptions, and professional association memberships.
Provision for Income Taxes
The provision for income taxes was $5.3 million for the three months ended March 31, 2025, a $1.0 million increase from the three months ended March 31, 2024. This increase was primarily driven by an increase in taxable income. The effective tax rates were 28.71% and 28.94% for the three months ended March 31, 2025 and March 31, 2024, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of March 31, 2025 to our financial condition as of December 31, 2024. Table 7 summarizes selected components of our unaudited consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Table 7: Selected Components of Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	March 31, 2025	December 31, 2024
Total assets	$4,245,057	$4,053,278
Cash and cash equivalents	452,571	352,343
Total investments	99,696	100,914
Loans held for investment	3,621,819	3,532,686
Total deposits	3,736,354	3,557,994
Subordinated notes, net	73,932	73,895
Total shareholders’ equity	406,451	396,624
Total Assets
At March 31, 2025, total assets were $4.2 billion, an increase of $191.8 million from $4.1 billion at December 31, 2024, primarily due to a $100.2 million increase in cash and cash equivalents and an $89.1 million increase in total loans held for investment. The $89.1 million increase in total loans held for investment between December 31, 2024 and March 31, 2025 was a result of $259.3 million in loan originations and advances, partially offset by $65.6 million and $104.6 million in loan payoffs and paydowns, respectively. The $89.1 million increase in total loans held for investment included $19.8 million in purchases of loans within the consumer concentration of the loan portfolio.
Cash and Cash Equivalents
Total cash and cash equivalents were $452.6 million at March 31, 2025, an increase of $100.2 million from $352.3 million at December 31, 2024. The increase in cash and cash equivalents was primarily due to net cash inflows related to financing and operating activities of $174.1 million and $15.5 million, respectively, partially offset by net cash outflows related to investing activities of $89.3 million.

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
Our total securities available-for-sale and held-to-maturity amounted to $99.7 million at March 31, 2025 and $100.9 million at December 31, 2024, representing a decrease of $1.2 million during the same period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $2.0 million and an unrealized gain on securities of $1.0 million, with the remainder of the change due to amortization of premiums. For the three months ended March 31, 2025, other comprehensive gain was $0.7 million, primarily due to rate changes and other market conditions on securities during that period.
Table 8 presents the carrying value of our investment portfolio as of the dates indicated.

Table 8: Carrying Value of Investment Securities
	As of
	March 31, 2025		December 31, 2024
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agency securities	$7,574	7.60%	$8,345	8.27%
Mortgage-backed securities	50,297	50.44%	50,570	50.10%
Obligations of states and political subdivisions	37,072	37.19%	37,137	36.80%
Collateralized mortgage obligations	267	0.27%	279	0.28%
Corporate bonds	1,901	1.91%	1,863	1.85%
Total available-for-sale	97,111	97.41%	98,194	97.30%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	2,585	2.59%	2,720	2.70%
Total	$99,696	100.00%	$100,914	100.00%

Table 9 presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of the dates shown.

Table 9: Stated Maturities and Weighted Average Yields - Investment Securities
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
March 31, 2025
Available-for-sale:
U.S. government agency securities	$69	2.02%	$1,268	4.51%	$345	2.01%	$5,892	4.87%	$7,574	4.65%
Mortgage-backed securities	—	—%	—	—%	493	2.74%	49,804	1.73%	50,297	1.74%
Obligations of states and political subdivisions	—	—%	738	1.16%	9,282	1.66%	27,052	1.79%	37,072	1.74%
Collateralized mortgage obligations	—	—%	—	—%	267	1.76%	—	—%	267	1.76%
Corporate bonds	—	—%	1,901	1.25%	—	—%	—	—%	1,901	1.25%
Total available-for-sale	69	2.02%	3,907	2.29%	10,387	1.72%	82,748	1.98%	97,111	1.96%
Held-to-maturity:
Obligations of states and political subdivisions	195	6.00%	905	6.00%	1,315	6.00%	170	6.00%	2,585	6.00%
Total	$264	4.96%	$4,812	2.99%	$11,702	2.20%	$82,918	1.98%	$99,696	2.07%

December 31, 2024
Available-for-sale:
U.S. government agency securities	$—	—%	$1,583	5.00%	$338	2.01%	$6,424	5.65%	$8,345	5.38%
Mortgage-backed securities	—	—%	—	—%	508	2.74%	50,062	1.74%	50,570	1.75%
Obligations of states and political subdivisions	—	—%	737	1.17%	8,108	1.62%	28,292	1.79%	37,137	1.74%
Collateralized mortgage obligations	—	—%	—	—%	279	1.76%	—	—%	279	1.76%
Corporate bonds	—	—%	1,863	1.25%	—	—%	—	—%	1,863	1.25%
Total available-for-sale	—	—%	4,183	2.65%	9,233	1.70%	84,778	2.05%	98,194	2.04%
Held-to-maturity:
Obligations of states and political subdivisions	210	6.00%	945	6.00%	1,380	6.00%	185	6.00%	2,720	6.00%
Total	$210	6.00%	$5,128	3.27%	$10,613	2.26%	$84,963	2.06%	$100,914	2.15%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of March 31, 2025 and December 31, 2024, our total loans amounted to $3.6 billion and $3.5 billion, respectively. Table 10 presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

Table 10: Loans Outstanding
	As of
	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$2,941,201	81.11%	$2,857,173	80.75%
Commercial land and development	3,556	0.10%	3,849	0.11%
Commercial construction	113,002	3.12%	111,318	3.15%
Residential construction	5,747	0.16%	4,561	0.13%
Residential	34,053	0.94%	32,774	0.93%
Farmland	43,643	1.20%	47,241	1.34%
Commercial:
Secured	170,525	4.70%	170,548	4.82%
Unsecured	34,970	0.96%	27,558	0.78%
Consumer and other	277,093	7.64%	279,584	7.90%
Loans held for investment, gross	3,623,790	99.93%	3,534,606	99.91%

Loans held for sale:
Commercial	2,669	0.07%	3,247	0.09%
Total loans, gross	3,626,459	100.00%	3,537,853	100.00%
Net deferred loan fees	(1,971)		(1,920)
Total loans	$3,624,488		$3,535,933
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
Table 11 presents the commercial real estate loan balance, associated percentage of commercial real estate concentrations, estimated real estate collateral values, and related loan-to-value (“LTV”) ranges by collateral type as of the dates indicated. Revolving lines of credit with zero balance and 0.00% LTV are excluded from this table. Collateral values are determined at origination using third-party real estate appraisals or evaluations. Updated appraisals, which are included in Table 11, may be obtained for loans that are downgraded to watch or substandard. Loans over $2.0 million are reviewed annually, at which time an internal assessment of collateral values is completed.

Table 11: Commercial Real Estate Loans
(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
March 31, 2025
Manufactured home community	$918,864	31.24%	$1,637,759	14.15%	74.52%
RV Park	378,525	12.87%	661,462	17.87%	75.00%
Retail	272,441	9.26%	549,633	5.51%	72.46%
Industrial	237,128	8.06%	527,874	3.68%	91.90%
Mini storage	198,126	6.74%	393,377	16.14%	68.72%
Faith-based	187,733	6.38%	498,447	9.29%	74.90%
Multifamily	185,543	6.31%	395,489	14.28%	74.80%
All other types[1]	562,841	19.14%	1,214,600	—%	134.92%
Total[2]	$2,941,201	100.00%	$5,878,641

December 31, 2024
Manufactured home community	$891,935	31.22%	$1,586,109	14.24%	74.52%
RV Park	371,733	13.01%	648,272	17.94%	75.00%
Retail	283,394	9.92%	569,677	6.49%	72.80%
Industrial	224,860	7.87%	500,307	4.56%	73.91%
Faith-based	184,151	6.45%	492,030	9.35%	74.67%
Mini storage	177,854	6.22%	361,437	16.23%	69.19%
Multifamily	172,592	6.04%	371,634	14.35%	75.00%
Office	145,986	5.11%	338,474	5.03%	73.64%
All other types[1]	404,668	14.16%	855,084	4.00%	112.07%
Total[2]	$2,857,173	100.00%	$5,723,024
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 84.33% of loans held for investment at March 31, 2025. Commercial secured lending represents 4.70% of loans held for investment at March 31, 2025. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 576.23% and 571.91% as of March 31, 2025 and December 31, 2024, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of March 31, 2025. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
Table 12 sets forth the contractual maturities of our loan portfolio as of the dates indicated.

Table 12: Contractual Maturities - Gross Loans
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
March 31, 2025
Real estate:
Commercial	$33,352	$402,919	$2,423,349	$81,581	$2,941,201
Commercial land and development	2,257	377	922	—	3,556
Commercial construction	6,377	83,321	23,304	—	113,002
Residential construction	3,746	2,001	—	—	5,747
Residential	3,527	7,559	22,061	906	34,053
Farmland	241	10,509	32,893	—	43,643
Commercial:
Secured	43,899	49,664	79,224	407	173,194
Unsecured	3,535	12,639	18,796	—	34,970
Consumer and other	236	14,656	262,201	—	277,093
Total	$97,170	$583,645	$2,862,750	$82,894	$3,626,459

December 31, 2024
Real estate:
Commercial	$35,682	$362,077	$2,383,655	$75,759	$2,857,173
Commercial land and development	2,433	438	978	—	3,849
Commercial construction	9,378	64,407	37,533	—	111,318
Residential construction	3,310	1,251	—	—	4,561
Residential	324	9,486	22,045	919	32,774
Farmland	—	6,632	40,609	—	47,241
Commercial:
Secured	56,630	46,722	70,035	408	173,795
Unsecured	2,500	10,552	14,506	—	27,558
Consumer and other	161	13,964	265,459	—	279,584
Total	$110,418	$515,529	$2,834,820	$77,086	$3,537,853

Table 13 sets forth the sensitivity to interest rate changes of our loan portfolio as of the dates shown.

Table 13: Sensitivity to Interest Rates - Gross Loans
(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
March 31, 2025
Real estate:
Commercial	$603,698	$2,337,503	$2,941,201
Commercial land and development	1,401	2,155	3,556
Commercial construction	—	113,002	113,002
Residential construction	—	5,747	5,747
Residential	4,466	29,587	34,053
Farmland	4,819	38,824	43,643
Commercial:
Secured	48,316	124,878	173,194
Unsecured	23,636	11,334	34,970
Consumer and other	276,968	125	277,093
Total	$963,304	$2,663,155	$3,626,459

December 31, 2024
Real estate:
Commercial	$587,825	$2,269,348	$2,857,173
Commercial land and development	1,416	2,433	3,849
Commercial construction	—	111,318	111,318
Residential construction	—	4,561	4,561
Residential	4,495	28,279	32,774
Farmland	4,873	42,368	47,241
Commercial:
Secured	48,587	125,208	173,795
Unsecured	19,988	7,570	27,558
Consumer and other	279,458	126	279,584
Total	$946,642	$2,591,211	$3,537,853
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
SBA Loans
During the three months ended March 31, 2025, the Company sold five SBA 7(a) loans with government-guaranteed portions totaling approximately $1.7 million. The Company received gross proceeds of $1.8 million on the loans sold during the three months ended March 31, 2025, resulting in the recognition of net gains on sale of $0.1 million during the period.
Non-accrual Loans
Table 14 provides details of our nonperforming and restructured assets and certain other related information as of the dates presented.

Table 14: Nonperforming and Restructured Assets
	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Non-accrual loans:
Real estate:
Commercial	$1,722	$1,750
Commercial:
Secured	43	48
Total non-accrual loans	1,765	1,798

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	1,765	1,798

Real estate owned	91	87
Total nonperforming assets	$1,856	$1,885

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	2,222.32%	2,101.78%
Nonperforming loans to loans held for investment	0.05%	0.05%
Nonperforming assets to total assets	0.04%	0.05%
Nonperforming loans plus performing LMs to loans held for investment	0.05%	0.05%
The ratio of nonperforming loans to loans held for investment was 0.05% at March 31, 2025, which is unchanged from December 31, 2024.

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
The banking industry defines loans graded substandard or doubtful as “classified” loans. Table 15 shows our levels of classified loans as of the periods indicated.

Table 15: Gross Loans Held for Investment by Credit Quality Risk Rating
(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
March 31, 2025
Real estate:
Commercial	$2,839,218	$98,330	$3,653	$—	$2,941,201
Commercial land and development	3,556	—	—	—	3,556
Commercial construction	113,002	—	—	—	113,002
Residential construction	5,747	—	—	—	5,747
Residential	34,053	—	—	—	34,053
Farmland	42,354	1,289	—	—	43,643
Commercial:
Secured	158,117	12,365	43	—	170,525
Unsecured	34,970	—	—	—	34,970
Consumer and other	277,085	—	8	—	277,093
Total	$3,508,102	$111,984	$3,704	$—	$3,623,790

December 31, 2024
Real estate:
Commercial	$2,746,594	$107,992	$2,587	$—	$2,857,173
Commercial land and development	3,849	—	—	—	3,849
Commercial construction	111,318	—	—	—	111,318
Residential construction	4,561	—	—	—	4,561
Residential	32,774	—	—	—	32,774
Farmland	45,948	1,293	—	—	47,241
Commercial:
Secured	156,381	14,119	48	—	170,548
Unsecured	27,558	—	—	—	27,558
Consumer and other	279,575	—	9	—	279,584
Total	$3,408,558	$123,404	$2,644	$—	$3,534,606
Loans designated as watch and substandard, which are not considered adversely classified, decreased to $115.7 million at March 31, 2025 from $126.0 million at December 31, 2024. There were no loans with doubtful risk grades at March 31, 2025 or December 31, 2024.
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
At March 31, 2025, the Company’s allowance for credit losses was $39.2 million, as compared to $37.8 million at December 31, 2024. The $1.4 million increase in the allowance is due to a $2.2 million provision for credit losses recorded during the three months ended March 31, 2025, partially offset by net charge-offs mainly attributable to commercial and industrial loans of $0.7 million, during the same period.
While the entire allowance for credit losses is available to absorb losses from any and all loans, Table 16 represents management’s allocation of our allowance for credit losses by loan category, and the balance of loans in each category as a percentage of total loans, for the periods indicated.

Table 16: Allocation of the Allowance for Credit Losses
	March 31, 2025		December 31, 2024
(dollars in thousands)	Allowance for Credit Losses	% of Loans to Total Loans	Allowance for Credit Losses	% of Loans to Total Loans
Real estate:
Commercial	$27,027	81.11%	$25,864	80.75%
Commercial land and development	70	0.10%	78	0.11%
Commercial construction	2,227	3.12%	2,268	3.15%
Residential construction	78	0.16%	64	0.13%
Residential	279	0.94%	270	0.93%
Farmland	598	1.20%	607	1.34%
Commercial:
Secured	5,905	4.77%	5,866	4.91%
Unsecured	403	0.96%	278	0.78%
Consumer and other	2,637	7.64%	2,496	7.90%
Total allowance for credit losses	$39,224	100.00%	$37,791	100.00%
The ratio of the allowance for credit losses to total loans held for investment was 1.08% at March 31, 2025, as compared to 1.07% at December 31, 2024.

Table 17: Activity Within the Allowance for Credit Losses
	As of and for the three months ended
	March 31, 2025		March 31, 2024
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$3,565,830		$3,069,466

Allowance for credit losses	$37,791		$34,431

Net (charge-offs) recoveries:
Commercial:
Secured	(681)	(0.02)%	(816)	(0.03)%
Unsecured	—	—%	(34)	—%
Consumer and other	(36)	—%	22	—%
Net charge-offs	(717)	(0.02)%	(828)	(0.03)%

Provision for credit losses	2,150		1,050

Allowance for credit losses	$39,224		$34,653

Loans held for investment	$3,621,819		$3,104,130
Allowance for credit losses to loans held for investment	1.08%		1.12%
The ratio of the allowance for credit losses to loans held for investment decreased from 1.12% as of March 31, 2024 to 1.08% as of March 31, 2025. Net charge-offs as a percent of average loans held for investment decreased from 0.03% to 0.02% for the three months ended March 31, 2024 and March 31, 2025, respectively.
Liabilities
During the first three months of 2025, total liabilities increased by $182.0 million from $3.7 billion as of December 31, 2024 to $3.8 billion as of March 31, 2025. This increase was primarily due to an increase in total deposits of $178.4 million, comprised of an increase of $167.3 million in interest-bearing deposits and an increase of $11.0 million in non-interest-bearing deposits. The increase in interest-bearing deposits was largely due to increases in time and money market deposits of $131.2 million and $52.2 million, respectively.
Deposits
Representing 97.34% of our total liabilities as of March 31, 2025, deposits are our primary source of funding for our business operations.
Total deposits increased by $178.4 million, or 5.01%, to $3.7 billion at March 31, 2025 from $3.6 billion at December 31, 2024. The increase was attributable to growth in both non-wholesale and wholesale deposits, which the Company defines as brokered deposits and California Time Deposit Program deposits. Non-interest-bearing deposits increased by $11.0 million from December 31, 2024 to $933.7 million at March 31, 2025, representing 24.99% of total deposits at that date, as compared to 25.93% of total deposits at December 31, 2024. Our loan to deposit ratio was 97.01% at March 31, 2025, as compared to 99.38% at December 31, 2024. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.

Table 18 summarizes our deposit composition by average deposit balances and average rates paid for the periods indicated.

Table 18: Deposit Composition by Average Balances and Rates Paid
	For the three months ended
	March 31, 2025			March 31, 2024
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$303,822	1.48%	8.47%	$300,325	1.51%	9.67%
Money market and savings accounts	1,664,478	3.22%	46.43%	1,534,825	3.41%	49.40%
Time accounts	706,528	4.38%	19.70%	429,586	5.03%	13.83%
Demand accounts	910,954	—%	25.40%	842,105	—%	27.10%
Total deposits	$3,585,782	2.48%	100.00%	$3,106,841	2.53%	100.00%
Uninsured and uncollateralized deposits totaled approximately $1.2 billion at March 31, 2025 and December 31, 2024.
As of March 31, 2025, our 42 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.8 billion, or 49.31% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 8.80 years as of March 31, 2025. As of December 31, 2024, our 49 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.8 billion, or 50.35% of our total deposits.
Table 19 shows the entity types making up our large deposit relationships at the dates indicated.

Table 19: Composition of Large Deposit Relationships
(dollars in thousands)	March 31, 2025	December 31, 2024
Municipalities	$695,040	$674,094
Non-profits	263,295	211,480
Businesses	484,058	605,894
Brokered deposits	399,947	299,961
Total	$1,842,340	$1,791,429
Our largest single deposit relationship at March 31, 2025 related to brokered deposits. The balance for this customer was $400.0 million, or approximately 10.71% of total deposits as of that date. At December 31, 2024, our largest single deposit relationship related to brokered deposits and had a balance of $300.0 million, or 8.43% of total deposits as of that date. As our demand deposits fluctuate, we have purchased brokered deposits as needed to supplement liquidity. We do not consider brokered deposits as core deposits, but as another deposit funding source for our loan growth.
Table 20 sets forth the maturity of time deposits as of March 31, 2025.

Table 20: Scheduled Maturities of Time Deposits
(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$254,351	$316,505	$570,856	$248,653
Over three through six months	80,518	103,604	184,122	76,268
Over six through twelve months	37,956	4,296	42,252	32,956
Over twelve months	3,412	744	4,156	1,662
Total	$376,237	$425,149	$801,386	$359,539

FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of March 31, 2025 and December 31, 2024.
In 2022, we issued subordinated notes of $75.0 million. This debt was issued to investors in private placement transactions. See Note 6, Subordinated Notes and Other Borrowings, in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding these subordinated notes. The proceeds of the notes qualify as Tier 2 capital for the Company under the regulatory capital rules of the federal banking agencies.
Table 21 is a summary of our outstanding subordinated notes as of March 31, 2025.

Table 21: Subordinated Notes Outstanding
(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (7.58% as of March 31, 2025) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $406.5 million at March 31, 2025 and $396.6 million at December 31, 2024. The increase in shareholders’ equity was primarily a result of net income recognized of $13.1 million and a $0.7 million increase in accumulated other comprehensive income, partially offset by $4.3 million in cash dividends paid during the three months ended March 31, 2025.
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
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of March 31, 2025, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. In addition, in April 2024, the Company closed the 2024 Public Offering. The proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $80.9 million, providing additional cash to support the Company’s ongoing operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the three months ended March 31, 2025, we had cash outflows of $86.4 million in loan originations and advances, net of principal collected, and $4.4 million in loans originated for sale.
Additionally, in the ordinary course of business, we enter into commitments to extend credit, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2025, off-balance sheet commitments totaled

$389.5 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the three months ended March 31, 2025, we had cash inflows of $178.4 million related to an increase in deposits.
During the twelve months following March 31, 2025, approximately $797.2 million of time deposits are expected to mature, which includes $399.9 million of brokered deposits. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our San Francisco Bay Area expansion provide a stable funding base.
At March 31, 2025, cash and cash equivalents represented 12.11% of total deposits.
Investment Securities
Our investment securities totaled $99.7 million at March 31, 2025. Mortgage-backed securities and obligations of states and political subdivisions comprised 50.45% and 37.19% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $8.3 million from our securities over the twelve months following March 31, 2025. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the three months ended March 31, 2025, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $2.0 million. Additionally, at March 31, 2025, securities available-for-sale totaled $97.1 million, of which $94.0 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2025, the Bank had no outstanding FHLB financing borrowings and a total financing availability of $544.6 million, net of letters of credit issued of $731.5 million.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At March 31, 2025, the Bank had no outstanding Federal Reserve Discount Window borrowings and a total financing availability of $856.4 million.
Correspondent Bank Lines of Credit
At March 31, 2025, the unused and available amount for borrowing from correspondent bank lines of credit was $175.0 million.

Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth in Table 22) was approximately $2.0 billion as of March 31, 2025.

Table 22: Total Liquidity
	March 31, 2025
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings	Available
FHLB advances	$1,276,072	$731,500	$—	$544,572
Federal Reserve Discount Window	856,366	—	—	856,366
Correspondent bank lines of credit	175,000	—	—	175,000
Cash and cash equivalents	—	—	—	452,571
Total	$2,307,438	$731,500	$—	$2,028,509
Future Contractual Obligations
Our estimated future contractual obligations as of March 31, 2025 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $6.6 million. We have a current obligation of $797.2 million and a long-term obligation of $4.2 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $73.9 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $389.5 million.
Dividends
A use of liquidity for the Company is shareholder dividends. The Company paid dividends to its shareholders totaling $4.3 million during the three months ended March 31, 2025.
We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock, subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during the rest of 2025 at a rate of $0.20 per share, our average total dividend paid each quarter would be approximately $4.3 million based on the number of currently outstanding shares if there are no increases or decreases in the number of shares, and given that unvested RSAs share equally in dividends with outstanding common stock.
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

Historical Information
Table 23 summarizes our consolidated cash flow activities.

Table 23: Consolidated Cash Flow Activities
	Three months ended March 31,
(dollars in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$15,472	$247	$15,225
Net cash used in investing activities	(89,338)	(11,923)	(77,415)
Net cash provided by (used in) financing activities	174,094	(124,575)	298,669
Operating Activities
Net cash provided by operating activities increased by $15.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower loans originated for sale, higher net change in interest payable and other liabilities, and a higher provision for credit losses. These sources of cash were partially offset by lower gross proceeds from sale of loans and lower net change in interest receivable and other assets. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
For additional information about our operating results, see “Results of Operations” above.
Investing Activities
Net cash used in investing activities increased by $77.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to higher originations of loans held for investment, net of repayments.
Financing Activities
Net cash provided by (used in) financing activities increased by $298.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in deposits, partially offset by lower borrowings.
Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for credit losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.
Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in Tables 24 and 25 can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our unaudited consolidated financial statements
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank also is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of March 31, 2025, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.

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
The capital adequacy ratios as of March 31, 2025 and December 31, 2024 for Bancorp and the Bank are presented in Tables 24 and 25. As of March 31, 2025 and December 31, 2024, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 24: Capital Ratios for Bancorp
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital (to risk-weighted assets)	$530,135	13.97%	$339,287	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$417,586	11.00%	$227,700	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$417,586	11.00%	$170,775	4.50%	N/A	N/A
Tier 1 leverage	$417,586	10.17%	$164,288	4.00%	N/A	N/A
December 31, 2024
Total capital (to risk-weighted assets)	$519,722	13.99%	$332,622	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$222,940	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$167,205	4.50%	N/A	N/A
Tier 1 leverage	$409,514	10.05%	$162,960	4.00%	N/A	N/A

Table 25: Capital Ratios for the Bank
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital (to risk-weighted assets)	$511,341	13.50%	$303,162	8.00%	$378,953	10.00%
Tier 1 capital (to risk-weighted assets)	$472,723	12.48%	$227,372	6.00%	$303,162	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$472,723	12.48%	$170,529	4.50%	$246,319	6.50%
Tier 1 leverage	$472,723	11.52%	$164,164	4.00%	$205,205	5.00%
December 31, 2024
Total capital (to risk-weighted assets)	$504,896	13.59%	$297,216	8.00%	$371,520	10.00%
Tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$222,912	6.00%	$297,216	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$167,184	4.50%	$241,488	6.50%
Tier 1 leverage	$468,584	11.50%	$162,942	4.00%	$203,677	5.00%
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
Tangible shareholders’ equity to tangible assets is defined as total equity less goodwill and other intangible assets, divided by total assets less goodwill and other intangible assets. The most directly comparable GAAP financial measure is total shareholders’ equity to total assets. Management believes that tangible shareholders’ equity to tangible assets is a useful financial measure because it enables management, investors, and others to assess the Company’s financial health based on tangible capital. We had no goodwill or other intangible assets at the end of any period indicated. As a result, tangible shareholders’ equity to tangible assets is the same as total shareholders’ equity to total assets at the end of each of the periods indicated.
Tangible book value per share is defined as total shareholders’ equity less goodwill and other intangible assets, divided by the outstanding number of common shares at the end of the period. The most directly comparable GAAP financial measure is book value per share. Management believes that tangible book value per share is a useful financial measure because it enables management, investors, and others to assess the Company’s value and use of equity. We had no goodwill or other intangible assets at the end of any period indicated. As a result, tangible book value per share is the same as book value per share at the end of each of the periods indicated.
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
Recent Legislative and Regulatory Developments
On September 17, 2024, the FDIC finalized changes to its Statement of Policy on Bank Merger Transactions (the “Policy Statement”), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. On March 3, 2025, the FDIC issued a proposal to rescind the Policy Statement.
On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. On March 3, 2025, the FDIC withdrew the proposed rule.
On October 24, 2023, the federal banking agencies issued a final rule amending their regulations implementing the Community Reinvestment Act (“CRA”) to substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. On March 28, 2025, the agencies announced their intent to issue a proposal to rescind the October 2023 final rule, and to reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank received a rating of “Satisfactory” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-Q.

2024 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2024	FHLB	Federal Home Loan Bank of San Francisco
ACL	Allowance for Credit Losses	FHLMC	Federal Home Loan Mortgage Corporation
ASC	Accounting Standards Codification	FNMA	Federal National Mortgage Association
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles in the U.S.
Bancorp	Five Star Bancorp and its subsidiary	GNMA	Government National Mortgage Association
Bank	Five Star Bank	GSE	Government Sponsored Entity
Basel III	A capital framework and rules for U.S. banking organizations	IPO	Initial Public Offering
BOLI	Bank-Owned Life Insurance	LM	Loan modification made to borrower experiencing financial difficulty
CECL	Current Expected Credit Loss	NI	Net Income
CME	Chicago Mercantile Exchange	NII	Net Interest Income
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
C&I	Commercial and Industrial	RSA	Restricted Stock Award
EPS	Earnings per Share	ROAA	Return on Average Assets, annualized
EVE	Economic Value of Equity	ROAE	Return on Average Equity, annualized
FASB	Financial Accounting Standards Board	ROUA	Right-of-Use Asset
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
Federal Reserve	Board of Governors of the Federal Reserve System	SEC	Securities and Exchange Commission
FFIEC	Federal Financial Institutions Examination Council	SOFR	Secured Overnight Financing Rate

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
The Company’s total interest income was $57.1 million for the three months ended March 31, 2025 and $207.0 million for the year ended December 31, 2024. Our total interest expense was $23.1 million for the three months ended March 31, 2025 and $87.2 million for the year ended December 31, 2024. Overall, our net interest income was $34.0 million for the three months ended March 31, 2025 and $119.7 million for the year ended December 31, 2024.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of March 31, 2025, the Company carried a slightly higher balance of liabilities than assets that will reprice within the next twelve months in the event that interest rates fall.
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
As of March 31, 2025, the overnight Federal Funds rate (the rate used in the interest rate shock scenarios listed below) was 4.33%, remaining constant from December 31, 2024. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
Table 26 summarizes the estimated effect on net interest income and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve-month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of March 31, 2025 and December 31, 2024.

Table 26: Estimated Effect on Net Interest Income and EVE from Changing Interest Rates
	March 31, 2025		December 31, 2024
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	(5.26)%	(10.22)%	(6.32)%	(12.51)%
+200 (shock)	(3.52)%	(7.04)%	(4.09)%	(8.70)%
+100 (shock)	(1.95)%	(3.55)%	(2.15)%	(4.29)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	2.03%	3.16%	2.14%	3.93%
-200 (shock)	4.29%	5.87%	4.80%	6.40%
-300 (shock)	7.61%	8.99%	7.95%	10.12%

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2025 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, such controls.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s 2024 Annual Report on Form 10-K, previously filed with the SEC.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Equity Securities
None.
(b)Use of Proceeds
Not applicable.
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Bylaws of Five Star Bancorp					Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
101	Inline XBRL Interactive Data					Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Star Bancorp
(registrant)

May 8, 2025	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	/s/ Heather C. Luck
Date	Heather C. Luck
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)