Form 10-Q
period 2025-06-30
FIVE STAR BANCORP
filed 2025-08-07
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes ☐ No ☒
As of August 1, 2025, there were 21,368,053 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
June 30, 2025

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from financial institutions	$53,724	$33,882
Interest-bearing deposits in banks	430,086	318,461
Cash and cash equivalents	483,810	352,343
Time deposits in banks	849	4,121
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024 (amortized cost of $111,332 and $115,757 at June 30, 2025 and December 31, 2024, respectively)	94,990	98,194
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at June 30, 2025 and December 31, 2024 (fair value of $2,270 and $2,353 at June 30, 2025 and December 31, 2024, respectively)	2,585	2,720
Loans held for sale	309	3,247
Loans held for investment	3,758,025	3,532,686
Allowance for credit losses	(40,167)	(37,791)
Loans held for investment, net of allowance for credit losses	3,717,858	3,494,895
FHLB stock	15,000	15,000
Operating leases, right-of-use asset, net	7,094	6,245
Premises and equipment, net	1,606	1,584
Bank-owned life insurance	23,466	19,375
Interest receivable and other assets	65,906	55,554
Total assets	$4,413,473	$4,053,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$1,004,061	$922,629
Interest-bearing	2,890,561	2,635,365
Total deposits	3,894,622	3,557,994
Borrowings:
Subordinated notes, net	73,968	73,895
Other borrowings	—	—
Operating lease liability	7,744	6,857
Interest payable and other liabilities	20,397	17,908
Total liabilities	3,996,731	3,656,654
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized; 21,360,991 shares issued and outstanding at June 30, 2025; 21,319,083 shares issued and outstanding at December 31, 2024	303,155	302,531
Retained earnings	125,545	106,464
Accumulated other comprehensive loss, net of taxes	(11,958)	(12,371)
Total shareholders’ equity	416,742	396,624
Total liabilities and shareholders’ equity	$4,413,473	$4,053,278
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Interest and fee income:
Loans, including fees	$56,016	$46,362	$108,947	$90,148
Taxable securities	403	474	810	951
Nontaxable securities	174	176	348	352
Interest-bearing deposits in banks	3,987	1,986	7,562	5,088
Total interest and fee income	60,580	48,998	117,667	96,539

Interest expense:
Deposits	22,904	18,717	44,852	38,228
Subordinated notes	1,161	1,162	2,323	2,323
Other borrowings	—	27	—	152
Total interest expense	24,065	19,906	47,175	40,703

Net interest income	36,515	29,092	70,492	55,836
Provision for credit losses	2,500	2,000	4,400	2,900
Net interest income after provision for credit losses	34,015	27,092	66,092	52,936

Non-interest income:
Service charges on deposit accounts	196	189	411	377
Gain on sale of loans	119	449	244	818
Loan-related fees	468	370	916	799
FHLB stock dividends	325	329	656	661
Earnings on BOLI	220	158	381	300
Other	482	78	561	451
Total non-interest income	1,810	1,573	3,169	3,406

Non-interest expense:
Salaries and employee benefits	8,910	7,803	18,044	15,380
Occupancy and equipment	657	646	1,294	1,272
Data processing and software	1,508	1,235	2,965	2,392
FDIC insurance	470	390	925	790
Professional services	918	767	1,831	1,474
Advertising and promotional	865	615	1,387	1,075
Loan-related expenses	423	297	742	594
Other operating expenses	1,975	1,760	3,583	3,252
Total non-interest expense	15,726	13,513	30,771	26,229

Income before provision for income taxes	20,099	15,152	38,490	30,113

Provision for income taxes	5,591	4,370	10,871	8,700

Net income	$14,508	$10,782	$27,619	$21,413

Basic earnings per common share	$0.68	$0.51	$1.30	$1.12
Diluted earnings per common share	$0.68	$0.51	$1.30	$1.12
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$14,508	$10,782	$27,619	$21,413

Unrealized gain (loss) on securities:
Net unrealized holding gain (loss) on securities available-for-sale during the period	190	295	1,220	(660)
Less: Income tax expense (benefit) related to items of other comprehensive (loss) income	502	87	807	(195)
Other comprehensive (loss) income	(312)	208	413	(465)

Total comprehensive income	$14,196	$10,990	$28,032	$20,948
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2025 and 2024
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at March 31, 2024	17,353,251	$220,804	$84,216	$(12,440)	$292,580
Net income	—	—	10,782	—	10,782
Other comprehensive income	—	—	—	208	208
Common stock issued	3,967,500	80,870	—	—	80,870
Stock compensation expense	—	294	—	—	294
Stock forfeitures	(1,168)	—	—	—	—
Cash dividends paid ($0.20 per share)	—	—	(4,264)	—	(4,264)
Balance at June 30, 2024	21,319,583	$301,968	$90,734	$(12,232)	$380,470

Balance at March 31, 2025	21,329,235	$302,788	$115,309	$(11,646)	$406,451
Net income	—	—	14,508	—	14,508
Other comprehensive loss	—	—	—	(312)	(312)
Stock issued under stock award plans	31,756	—	—	—	—
Stock compensation expense	—	367	—	—	367
Cash dividends paid ($0.20 per share)	—	—	(4,272)	—	(4,272)
Balance at June 30, 2025	21,360,991	$303,155	$125,545	$(11,958)	$416,742
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2023	17,256,989	$220,505	$77,036	$(11,767)	$285,774
Net income	—	—	21,413	—	21,413
Other comprehensive loss	—	—	—	(465)	(465)
Common stock issued	3,967,500	80,870	—	—	80,870
Stock issued under stock award plans	96,380	—	—	—	—
Stock compensation expense	—	593	—	—	593
Stock forfeitures	(1,286)	—	—	—	—
Cash dividends paid ($0.40 per share)	—	—	(7,715)	—	(7,715)
Balance at June 30, 2024	21,319,583	$301,968	$90,734	$(12,232)	$380,470

Balance at December 31, 2024	21,319,083	$302,531	$106,464	$(12,371)	$396,624
Net income	—	—	27,619	—	27,619
Other comprehensive income	—	—	—	413	413
Stock issued under stock award plans	42,241	—	—	—	—
Stock compensation expense	—	624	—	—	624
Stock forfeitures	(333)	—	—	—	—
Cash dividends paid ($0.40 per share)	—	—	(8,538)	—	(8,538)
Balance at June 30, 2025	21,360,991	$303,155	$125,545	$(11,958)	$416,742
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$27,619	$21,413
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,400	2,900
Depreciation and amortization	906	938
Amortization of deferred loan fees and costs	331	9
Amortization of premiums and discounts on securities	425	478
Amortization of subordinated note issuance costs	73	73
Amortization of low income housing tax credits	681	—
Stock compensation expense	624	593
Earnings on BOLI	(381)	(300)
Deferred tax provision	712	15
Loans originated for sale	(1,384)	(17,414)
Gain on sale of loans	(244)	(818)
Gross proceeds from sale of loans	3,531	12,909
Gain on equity investment	(399)	(300)
Net changes in:
Interest receivable and other assets	(955)	4,067
Interest payable and other liabilities	(2,131)	(7,808)
Operating lease liability	(546)	(484)
Net cash provided by operating activities	33,262	16,271
Cash flows from investing activities:
Maturities, prepayments, and calls of securities available-for-sale	4,135	3,844
Capital call for equity investment	(1,285)	(1,269)
Proceeds received from equity investment	—	300
Low income housing tax credits	(5,381)	(1,160)
Net change in time deposits in banks	3,272	1,761
Loan originations, net of repayments	(226,659)	(174,992)
Purchase of premises and equipment	(344)	(312)
Purchase of BOLI	(3,710)	(1,550)
Other real estate sale proceeds	87	—
Net cash used in investing activities	(229,885)	(173,378)
Cash flows from financing activities:
Net change in deposits	336,628	122,735
Proceeds from issuance of stock, net of issuance costs	—	80,870
Advances (payments) on other borrowings	—	(170,000)
Cash dividends paid	(8,538)	(7,715)
Net cash provided by financing activities	328,090	25,890
Net change in cash and cash equivalents	131,467	(131,217)
Cash and cash equivalents at beginning of period	352,343	321,576
Cash and cash equivalents at end of period	$483,810	$190,359

Supplemental disclosure of cash flow information:
Interest paid	$45,966	$41,904
Income taxes paid	13,165	9,391
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	1,035	11,464
Unrealized gain (loss) on securities	1,220	(660)
Operating lease liabilities exchanged for ROUA	1,433	1,958
ROUA acquired	(1,433)	(1,958)
Net change in commitment for low income housing tax credits	(10,000)	—
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
(b) Basis of Financial Statement Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) ASC and the rules and regulations of the SEC, including the instructions to Regulation S-X. These interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, included in the Company’s Annual Report on Form 10-K (the “2024 Annual Report on Form 10-K”), which was filed with the SEC on February 28, 2025.
The unaudited consolidated financial statements include Bancorp and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2025.
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

Table 2.1 summarizes the Company’s assets and liabilities required to be recorded at fair value on a recurring basis.

Table 2.1: Fair Value on a Recurring Basis
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
June 30, 2025
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$94,990	$—	$94,990	$—	OCI

December 31, 2024
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$98,194	$—	$98,194	$—	OCI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of June 30, 2025 and December 31, 2024, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of June 30, 2025 and December 31, 2024, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.
Disclosures about Fair Value of Financial Instruments
Table 2.2 is a summary of fair value estimates for financial instruments as of June 30, 2025 and December 31, 2024. The carrying amounts in Table 2.2 are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

Table 2.2: Fair Value Estimates for Financial Instruments
	June 30, 2025			December 31, 2024
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$483,810	$483,810	Level 1	$352,343	$352,343	Level 1
Time deposits in banks	849	849	Level 1	4,121	4,121	Level 1
Securities available-for-sale	94,990	94,990	Level 2	98,194	98,194	Level 2
Securities held-to-maturity	2,585	2,270	Level 3	2,720	2,353	Level 3
Loans held for sale	309	342	Level 2	3,247	3,597	Level 2
Loans held for investment, net of allowance for credit losses	3,717,858	3,654,853	Level 3	3,494,895	3,412,032	Level 3
Financial liabilities:
Time deposits	772,085	770,872	Level 2	670,154	669,078	Level 2
Subordinated notes	73,968	73,533	Level 3	73,895	73,371	Level 3
The Company used the following methods and assumptions to estimate the fair value of its financial instruments at June 30, 2025 and December 31, 2024:
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
A summary of the amortized cost and fair value related to securities held-to-maturity as of June 30, 2025 and December 31, 2024 is presented in Table 3.1. Securities held-to-maturity, at amortized cost, had a $20.0 thousand allowance for credit losses as of June 30, 2025 and December 31, 2024.

Table 3.1: Securities Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
June 30, 2025
Obligations of states and political subdivisions	$2,585	$—	$(315)	$2,270
Total held-to-maturity	$2,585	$—	$(315)	$2,270
December 31, 2024
Obligations of states and political subdivisions	$2,720	$—	$(367)	$2,353
Total held-to-maturity	$2,720	$—	$(367)	$2,353
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

As of June 30, 2025 and December 31, 2024, the allowance for credit losses on held-to-maturity securities, at amortized cost, was $20.0 thousand. The Company did not record an allowance for credit losses on available-for-sale securities as of June 30, 2025 or December 31, 2024.
A summary of the amortized cost and fair value related to securities available-for-sale as of June 30, 2025 and December 31, 2024 is presented in Table 3.2. Securities available-for-sale did not have an allowance for credit losses as of June 30, 2025 or December 31, 2024.

Table 3.2: Securities Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
June 30, 2025
U.S. government agency securities	$6,909	$154	$(61)	$7,002
Mortgage-backed securities	59,650	15	(10,447)	49,218
Obligations of states and political subdivisions	42,498	1	(5,911)	36,588
Collateralized mortgage obligations	275	—	(19)	256
Corporate bonds	2,000	—	(74)	1,926
Total available-for-sale	$111,332	$170	$(16,512)	$94,990
December 31, 2024
U.S. government agency securities	$8,293	$152	$(100)	$8,345
Mortgage-backed securities	62,397	6	(11,833)	50,570
Obligations of states and political subdivisions	42,762	1	(5,626)	37,137
Collateralized mortgage obligations	305	—	(26)	279
Corporate bonds	2,000	—	(137)	1,863
Total available-for-sale	$115,757	$159	$(17,722)	$98,194

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2025 and December 31, 2024 are shown in Table 3.3. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3.3: Contractual Maturities - Investment Securities
(in thousands)	June 30, 2025				December 31, 2024
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$195	$171	$—	$—	$210	$182	$—	$—
After one but within five years	905	795	1,267	1,181	945	818	798	737
After five years through ten years	1,315	1,155	10,863	9,582	1,380	1,193	9,221	8,108
After ten years	170	149	30,368	25,825	185	160	32,743	28,292

Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	6,909	7,002	—	—	8,293	8,345
Mortgage-backed securities	—	—	59,650	49,218	—	—	62,397	50,570
Collateralized mortgage obligations	—	—	275	256	—	—	305	279
Corporate bonds	—	—	2,000	1,926	—	—	2,000	1,863
Total	$2,585	$2,270	$111,332	$94,990	$2,720	$2,353	$115,757	$98,194

There were no purchases or sales of investment securities during the three and six months ended June 30, 2025 and June 30, 2024.

Table 3.4: Pledged Investment Securities
(in thousands)	June 30, 2025	December 31, 2024
Pledged to:
The State of California, securing deposits of public funds and borrowings	$48,127	$49,477
The Federal Reserve Discount Window, increasing borrowing capacity	42,930	45,576
Total pledged investment securities	$91,057	$95,053
Table 3.5 details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024.

Table 3.5: Securities Available-for-Sale in Continuous Unrealized Loss Positions
(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2025
U.S. government agency securities	$935	$(8)	$1,918	$(53)	$2,853	$(61)
Mortgage-backed securities	—	—	48,126	(10,447)	48,126	(10,447)
Obligations of states and political subdivisions	347	(36)	34,738	(5,875)	35,085	(5,911)
Collateralized mortgage obligations	—	—	256	(19)	256	(19)
Corporate bonds	—	—	1,926	(74)	1,926	(74)
Total temporarily impaired securities	$1,282	$(44)	$86,964	$(16,468)	$88,246	$(16,512)

December 31, 2024
U.S. government agency securities	$2,316	$(11)	$4,082	$(89)	$6,398	$(100)
Mortgage-backed securities	—	—	49,476	(11,833)	49,476	(11,833)
Obligations of states and political subdivisions	—	—	35,630	(5,626)	35,630	(5,626)
Collateralized mortgage obligations	—	—	279	(26)	279	(26)
Corporate bonds	—	—	1,863	(137)	1,863	(137)
Total temporarily impaired securities	$2,316	$(11)	$91,330	$(17,711)	$93,646	$(17,722)
There were 144 and 147 available-for-sale securities in unrealized loss positions at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the investment portfolio included 139 investment securities that had been in a continuous loss position for twelve months or more and five investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at both June 30, 2025 and December 31, 2024, which at December 31, 2024 had been in a continuous loss position for more than twelve months.
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
Non-Marketable Securities
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million of FHLB stock at both June 30, 2025 and December 31, 2024. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at June 30, 2025 or December 31, 2024.
Equity investments: The Company is a limited partner in certain venture-backed capital funds. The Company held $14.5 million and $10.8 million of equity investments at June 30, 2025 and December 31, 2024, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the investments reflect the Company's share of earnings and losses of each fund.

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

Table 4.1: Loans Outstanding
(in thousands)	June 30, 2025	December 31, 2024
Real estate:
Commercial	$3,066,627	$2,857,173
Commercial land and development	1,422	3,849
Commercial construction	112,399	111,318
Residential construction	5,479	4,561
Residential	33,132	32,774
Farmland	51,579	47,241
Commercial:
Secured	173,855	170,548
Unsecured	37,568	27,558
Consumer and other	278,215	279,584
Subtotal	3,760,276	3,534,606
Net deferred loan fees	(2,251)	(1,920)
Loans held for investment	3,758,025	3,532,686
Allowance for credit losses	(40,167)	(37,791)
Loans held for investment, net of allowance for credit losses	$3,717,858	$3,494,895
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

Table 4.2: Loans by Risk Category and Vintage

	Amortized Cost Basis by Origination Year as of June 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$305,408	$417,308	$300,350	$865,475	$598,910	$472,297	$6,758	$—	$2,966,506
Watch	—	639	10,858	31,993	24,931	23,206	1,391	—	93,018
Substandard	—	—	—	1,101	561	2,508	—	—	4,170
Total	305,408	417,947	311,208	898,569	624,402	498,011	8,149	—	3,063,694
Commercial land and development
Pass	397	393	—	—	—	631	—	—	1,421
Total	397	393	—	—	—	631	—	—	1,421
Commercial construction
Pass	996	21,502	89,128	525	—	—	—	—	112,151
Total	996	21,502	89,128	525	—	—	—	—	112,151
Residential construction
Pass	—	5,410	—	—	—	—	—	—	5,410
Total	—	5,410	—	—	—	—	—	—	5,410
Residential
Pass	408	6,101	4,755	2,833	9,379	8,271	1,407	—	33,154
Total	408	6,101	4,755	2,833	9,379	8,271	1,407	—	33,154
Farmland
Pass	9,457	1,473	2,027	6,248	8,433	23,313	—	—	50,951
Watch	—	—	—	—	—	594	—	—	594
Total	9,457	1,473	2,027	6,248	8,433	23,907	—	—	51,545
Commercial:
Secured
Pass	18,827	30,995	17,668	18,751	8,056	18,986	48,518	—	161,801
Watch	—	99	525	6,944	2,560	1,220	1,491	—	12,839
Substandard	—	—	—	—	—	38	—	—	38
Total	18,827	31,094	18,193	25,695	10,616	20,244	50,009	—	174,678
Unsecured
Pass	7,555	8,981	3,004	1,557	2,106	3,410	10,982	—	37,595
Total	7,555	8,981	3,004	1,557	2,106	3,410	10,982	—	37,595
Consumer and other
Pass	32,156	207,449	27,102	6,378	4,923	181	181	—	278,370
Substandard	—	—	—	7	—	—	—	—	7
Total	32,156	207,449	27,102	6,385	4,923	181	181	—	278,377
Total
Pass	375,204	699,612	444,034	901,767	631,807	527,089	67,846	—	3,647,359
Watch	—	738	11,383	38,937	27,491	25,020	2,882	—	106,451
Substandard	—	—	—	1,108	561	2,546	—	—	4,215
Total	$375,204	$700,350	$455,417	$941,812	$659,859	$554,655	$70,728	$—	$3,758,025

Table 4.2: Loans by Risk Category and Vintage (continued)

	Amortized Cost Basis by Origination Year as of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$427,209	$298,408	$881,675	$618,052	$202,356	$312,622	$3,688	$—	$2,744,010
Watch	641	8,193	42,531	31,895	16,969	6,316	1,391	—	107,936
Substandard	—	—	—	—	—	2,585	—	—	2,585
Total	427,850	306,601	924,206	649,947	219,325	321,523	5,079	—	2,854,531
Commercial land and development
Pass	1,781	—	1,237	—	180	656	—	—	3,854
Total	1,781	—	1,237	—	180	656	—	—	3,854
Commercial construction
Pass	13,757	72,933	13,112	—	11,231	—	—	—	111,033
Total	13,757	72,933	13,112	—	11,231	—	—	—	111,033
Residential construction
Pass	4,560	—	—	—	—	—	—	—	4,560
Total	4,560	—	—	—	—	—	—	—	4,560
Residential
Pass	6,080	4,783	2,869	9,483	2,201	6,246	1,134	—	32,796
Total	6,080	4,783	2,869	9,483	2,201	6,246	1,134	—	32,796
Farmland
Pass	1,054	2,042	7,032	11,467	6,960	17,373	—	—	45,928
Watch	501	—	791	—	—	—	—	—	1,292
Total	1,555	2,042	7,823	11,467	6,960	17,373	—	—	47,220
Commercial:
Secured
Pass	26,536	20,427	21,142	9,607	9,144	14,400	55,914	—	157,170
Watch	—	301	9,840	2,581	107	1,289	—	—	14,118
Substandard	—	—	—	—	—	48	—	—	48
Total	26,536	20,728	30,982	12,188	9,251	15,737	55,914	—	171,336
Unsecured
Pass	8,071	4,499	2,815	3,494	4,817	1,364	2,515	—	27,575
Total	8,071	4,499	2,815	3,494	4,817	1,364	2,515	—	27,575
Consumer and other
Pass	232,420	33,453	7,874	5,812	6	207	—	—	279,772
Substandard	—	—	9	—	—	—	—	—	9
Total	232,420	33,453	7,883	5,812	6	207	—	—	279,781
Total
Pass	721,468	436,545	937,756	657,915	236,895	352,868	63,251	—	3,406,698
Watch	1,142	8,494	53,162	34,476	17,076	7,605	1,391	—	123,346
Substandard	—	—	9	—	—	2,633	—	—	2,642
Total	$722,610	$445,039	$990,927	$692,391	$253,971	$363,106	$64,642	$—	$3,532,686
Management regularly reviews the Company’s loans for accuracy of risk grades whenever new information is received. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals generally ranging from monthly to annually depending on credit size, risk, and complexity. All commercial borrowers with loans exceeding a certain dollar threshold are usually required to submit financials annually for review, which includes business financial statements, rent rolls, property income statements, and tax returns. Management monitors construction loans monthly and reviews consumer loans based on delinquency. Management also reviews loans graded “watch” or worse, regardless of loan type, no less than quarterly.

Table 4.3 shows the age analysis of past due loans by class as of the dates shown.

Table 4.3: Age Analysis of Past Due Loans by Class
(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
June 30, 2025
Real estate:
Commercial	$—	$—	$—	$—	$3,063,694	$3,063,694
Commercial land and development	—	—	—	—	1,421	1,421
Commercial construction	—	—	—	—	112,151	112,151
Residential construction	—	—	—	—	5,410	5,410
Residential	—	—	—	—	33,154	33,154
Farmland	—	—	—	—	51,545	51,545
Commercial:
Secured	304	319	—	623	174,055	174,678
Unsecured	—	—	—	—	37,595	37,595
Consumer and other	72	—	—	72	278,305	278,377
Total	$376	$319	$—	$695	$3,757,330	$3,758,025

December 31, 2024
Real estate:
Commercial	$—	$—	$—	$—	$2,854,531	$2,854,531
Commercial land and development	—	—	—	—	3,854	3,854
Commercial construction	—	—	—	—	111,033	111,033
Residential construction	—	—	—	—	4,560	4,560
Residential	—	—	—	—	32,796	32,796
Farmland	—	—	—	—	47,220	47,220
Commercial:
Secured	1,107	—	—	1,107	170,229	171,336
Unsecured	—	—	—	—	27,575	27,575
Consumer and other	67	—	—	67	279,714	279,781
Total	$1,174	$—	$—	$1,174	$3,531,512	$3,532,686
There were no loans greater than 90 days past due and still accruing interest income as of June 30, 2025 or December 31, 2024.
One collateral dependent loan was in process of foreclosure at June 30, 2025: a commercial real estate loan in the amount of $0.8 million rated substandard. No collateral dependent loans were in process of foreclosure at December 31, 2024. The Company had one collateral dependent commercial real estate loan outstanding as of June 30, 2025 and December 31, 2024 in the amount of $1.7 million and $1.8 million, respectively, for which the applicable borrower was experiencing financial difficulty.

Non-accrual loans, segregated by class, as of June 30, 2025 and December 31, 2024 are shown in Table 4.4.

Table 4.4: Non-accrual Loans
(in thousands)	June 30, 2025	December 31, 2024
Real estate:
Commercial	$2,240	$1,750
Commercial:
Secured	38	48
Total non-accrual loans	$2,278	$1,798
No interest income was recognized on non-accrual loans in the three and six months ended June 30, 2025 or June 30, 2024. Non-accrual real estate loans did not have an allowance for credit losses as of June 30, 2025. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $35.6 thousand and $70.9 thousand for the three and six months ended June 30, 2025, respectively, as compared to $38.2 thousand and $77.4 thousand for the three and six months ended June 30, 2024, respectively.
Allowance for Credit Losses
Table 4.5 discloses activity in the allowance for credit losses for the periods indicated.

Table 4.5: Allowance for Credit Losses
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended June 30, 2025
Real estate:
Commercial	$27,027	$—	$—	$765	$27,792
Commercial land and development	70	—	—	(37)	33
Commercial construction	2,227	—	—	348	2,575
Residential construction	78	—	—	(3)	75
Residential	279	—	—	55	334
Farmland	598	—	—	125	723
Commercial:
Secured	5,905	(1,516)	96	1,138	5,623
Unsecured	403	(50)	—	64	417
Consumer and other	2,637	(72)	85	(55)	2,595
Total	$39,224	$(1,638)	$181	$2,400	$40,167

Table 4.5: Allowance for Credit Losses (continued)
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended June 30, 2024
Real estate:
Commercial	$28,895	$—	$—	$(4,187)	$24,708
Commercial land and development	164	—	—	(92)	72
Commercial construction	697	—	—	400	1,097
Residential construction	114	—	—	(14)	100
Residential	164	—	—	31	195
Farmland	438	—	—	(36)	402
Commercial:
Secured	3,262	(1,239)	57	5,306	7,386
Unsecured	259	(36)	—	(9)	214
Consumer and other	660	(72)	93	551	1,232
Total	$34,653	$(1,347)	$150	$1,950	$35,406

Six months ended June 30, 2025
Real estate:
Commercial	$25,864	$—	$—	$1,928	$27,792
Commercial land and development	78	—	—	(45)	33
Commercial construction	2,268	—	—	307	2,575
Residential construction	64	—	—	11	75
Residential	270	—	—	64	334
Farmland	607	—	—	116	723
Commercial:
Secured	5,866	(2,261)	160	1,858	5,623
Unsecured	278	(50)	—	189	417
Consumer and other	2,496	(143)	120	122	2,595
Total	$37,791	$(2,454)	$280	$4,550	$40,167

Six months ended June 30, 2024
Real estate:
Commercial	$29,015	$—	$—	$(4,307)	$24,708
Commercial land and development	178	—	—	(106)	72
Commercial construction	718	—	—	379	1,097
Residential construction	89	—	—	11	100
Residential	151	—	—	44	195
Farmland	399	—	—	3	402
Commercial:
Secured	3,314	(2,237)	239	6,070	7,386
Unsecured	189	(70)	—	95	214
Consumer and other	378	(143)	186	811	1,232
Total	$34,431	$(2,450)	$425	$3,000	$35,406

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the unaudited consolidated statements of income.

Table 4.6: Unfunded Loan Commitment Reserves
	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance at beginning of period	$497	$1,097	$747	$1,247
Provision (benefit)	100	50	(150)	(100)
Balance at end of period	$597	$1,147	$597	$1,147
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.9 billion at June 30, 2025 and December 31, 2024. In addition, the Company pledges eligible tenants in common loans, which totaled $1.3 billion and $1.2 billion at June 30, 2025 and December 31, 2024, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 6, Subordinated Notes and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Table 5.1 shows the composition of interest-bearing deposits as of June 30, 2025 and December 31, 2024.

Table 5.1: Interest-Bearing Deposits
(in thousands)	June 30, 2025	December 31, 2024
Interest-bearing transaction accounts	$292,257	$315,217
Savings accounts	121,567	124,702
Money market accounts	1,704,652	1,525,292
Time accounts, $250 or more	377,441	344,129
Other time accounts	394,644	326,025
Total interest-bearing deposits	$2,890,561	$2,635,365
Time deposits totaled $772.1 million and $670.2 million as of June 30, 2025 and December 31, 2024, respectively. Scheduled maturities of time deposits as of June 30, 2025 for the next five years are shown in Table 5.2.

Table 5.2: Scheduled Maturities of Time Deposits
(in thousands)
2025	$723,140
2026	47,741
2027	1,103
2028	101
2029	—
Total time deposits	$772,085

Total deposits include deposits offered through the IntraFi Network that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest-bearing transaction deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at June 30, 2025 or December 31, 2024. The composition of network deposits as of June 30, 2025 and December 31, 2024 is shown in Table 5.3.

Table 5.3: Network Deposits
(in thousands)	June 30, 2025	December 31, 2024
CDARS	$21,518	$19,292
ICS	766,972	674,453
Total network deposits	$788,490	$693,745
Table 5.4 presents interest expense recognized on interest-bearing deposits for the periods ended June 30, 2025 and 2024.

Table 5.4: Interest Expense Recognized on Interest-Bearing Deposits
	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest-bearing transaction accounts	$1,043	$1,104	$2,155	$2,230
Savings accounts	801	856	1,573	1,718
Money market accounts	13,270	13,388	25,705	25,543
Time accounts, $250 or more	3,945	2,412	7,701	6,235
Other time accounts	3,845	957	7,718	2,502
Total interest expense on interest-bearing deposits	$22,904	$18,717	$44,852	$38,228
Note 6: Subordinated Notes and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (7.50% as of June 30, 2025) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.4 million has been amortized as of June 30, 2025. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At June 30, 2025 and December 31, 2024, the carrying value of the Company’s subordinated notes outstanding was $74.0 million and $73.9 million, respectively.
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

Table 6.1: Financing Availability with the FHLB
(in thousands)	June 30, 2025	December 31, 2024
Total financing ability from the FHLB	$1,290,446	$1,212,209
Less: outstanding borrowings	—	—
Less: LCs pledged to secure State of California deposits	312,500	281,500
Less: LCs pledged to secure local agency deposits	420,000	420,000
Total LCs issued	732,500	701,500
Available borrowing capacity with the FHLB	$557,946	$510,709
As of June 30, 2025 and December 31, 2024, the Company had the ability to borrow from the Federal Reserve Discount Window. The borrowings were available at an interest rate of 4.50% as of June 30, 2025. At June 30, 2025 and December 31, 2024, the borrowing capacity under this arrangement was $926.6 million and $862.1 million, respectively. There were no amounts outstanding at June 30, 2025 or December 31, 2024. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.
At June 30, 2025 the Company had five unsecured federal funds lines of credit totaling $185.0 million with five of its correspondent banks. At December 31, 2024, the Company had five unsecured federal funds lines of credit totaling $175.0 million with five of its correspondent banks. The borrowings were available at interest rates ranging from 4.50% to 5.70% as of June 30, 2025. There were no amounts outstanding at June 30, 2025 or December 31, 2024.
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

Table 7.1: EPS
	Three months ended		Six months ended
(in thousands, except share count and earnings per common share)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$14,508	$10,782	$27,619	$21,413

Basic weighted average common shares outstanding	21,225,831	21,039,798	21,217,900	19,115,333
Add: Dilutive effects of assumed vesting of restricted stock	43,434	18,287	43,570	50,207
Total dilutive weighted average common shares outstanding	21,269,265	21,058,085	21,261,470	19,165,540
Earnings per common share:
Basic EPS	$0.68	$0.51	$1.30	$1.12
Diluted EPS	$0.68	$0.51	$1.30	$1.12
The Company did not have any anti-dilutive shares at June 30, 2025 or June 30, 2024.
(b) Dividends
The board of directors declared on April 17, 2025, and the Company subsequently paid, a cash dividend of $0.20 per share, totaling $4.3 million.

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
The Company recognized $0.4 million and $0.3 million of non-cash stock compensation expense for the three months ended June 30, 2025 and June 30, 2024, respectively. The Company recognized $0.6 million of non-cash stock compensation expense for both the six months ended June 30, 2025 and June 30, 2024, respectively.
As of June 30, 2025, there was approximately $2.9 million of unrecognized compensation expense related to the 129,448 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits and related expense are expected to be recognized over the weighted average term remaining on the unvested restricted shares of 2.99 years as of June 30, 2025. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s unaudited consolidated statements of income for the three and six months ended June 30, 2025 and June 30, 2024 was immaterial.
Table 7.2 summarizes activity related to restricted shares for the periods indicated.

Table 7.2: Unvested Restricted Share Activity
	For the three months ended June 30,				For the six months ended June 30,
	2025		2024		2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	111,786	$22.08	162,348	$21.22	120,577	$21.36	69,338	$20.53
Shares granted	31,756	27.55	—	—	42,241	28.38	96,380	21.97
Shares vested	(14,094)	20.00	(23,723)	20.00	(33,037)	21.33	(26,975)	21.03
Shares forfeited	—	—	(1,168)	21.69	(333)	21.97	(1,286)	21.54
End of the period balance	129,448	$23.65	137,457	$21.43	129,448	$23.65	137,457	$21.43
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

Table 8.1: Unfunded Loan Commitments and Standby Letters of Credit
(in thousands)	June 30, 2025	December 31, 2024
Commercial lines of credit	$242,896	$230,063
Undisbursed commercial real estate loans	105,207	98,508
Undisbursed construction loans	75,691	74,671
Agricultural lines of credit	22,813	21,155
Undisbursed residential real estate loans	7,145	7,225
Undisbursed agricultural real estate loans	2	—
Other	1,657	1,973
Total commitments and standby letters of credit	$455,411	$433,595
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $0.6 million as of June 30, 2025 and $0.7 million as of December 31, 2024, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 86.97% of the Company’s loan portfolio at June 30, 2025 and 86.41% of the Company’s loan portfolio at December 31, 2024. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At June 30, 2025, the Company had 105 deposit relationships that exceeded $5.0 million each, totaling $2.3 billion, or approximately 59.91% of total deposits. The Company’s largest single deposit relationship at June 30, 2025 totaled $366.4 million, or approximately 9.41% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled approximately $47.9 million and $29.2 million at June 30, 2025 and December 31, 2024, respectively.

Equity investments: The Company has committed to and is invested in a limited number of venture funds. As of June 30, 2025 and December 31, 2024, the estimated remaining commitment for these funds totaled $14.5 million and $10.8 million, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.
Note 9: Subsequent Events
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.
On July 17, 2025, the board of directors of the Company declared a cash dividend of $0.20 per common share, which the Company expects to pay on August 11, 2025 to shareholders of record as of August 4, 2025.

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
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2024 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through eight branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At June 30, 2025, we had total assets of $4.4 billion, total loans held for investment of $3.8 billion, and total deposits of $3.9 billion.
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
ACL
The ACL represents the estimated probable credit losses in our loan and investment portfolios and is estimated as of June 30, 2025 using CECL. The ACL is established through a provision for credit losses charged to operations. Loans and investments are charged against the ACL when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the ACL.
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
A significant amount of the ACL is measured on a collective (pool) basis by loan and investment security type when similar risk characteristics exist. Pools are determined based primarily on regulatory reporting codes as the loans and investment securities within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed. Reserves for credit losses identified on a pooled basis are then adjusted for qualitative and other environmental factors to reflect current conditions. The most significant components of the qualitative and environmental factors used to estimate the allowance for credit losses are adjustments relating to prevailing economic conditions, concentrations within the loan portfolio, and external factors. The prevailing economic conditions factor is estimated based on a range of potential economic conditions and is applied at both the portfolio and individual concentration level based on various factors. The factor concerning concentrations within the loan portfolio is estimated based on concentrations at the loan pool level. The external factor is estimated based on current external factors, such as environmental factors, which could impact the loan portfolio.
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

Executive Summary
Net income for the three and six months ended June 30, 2025 totaled $14.5 million and $27.6 million, respectively, as compared to net income of $10.8 million and $21.4 million for the three and six months ended June 30, 2024, respectively.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Deposits. Total deposits increased by $336.6 million, or 9.46%, from $3.6 billion at December 31, 2024 to $3.9 billion at June 30, 2025. Non-wholesale deposits increased by $240.0 million in the first six months of 2025 to $3.2 billion at June 30, 2025. Wholesale deposits, which the Company defines as brokered deposits and California Time Deposit Program deposits, increased by $96.6 million in the first six months of 2025 to $656.6 million. Non-interest-bearing deposits increased by $81.4 million in the first six months of 2025 to $1.0 billion, and represented 25.78% of total deposits at June 30, 2025, as compared to 25.93% of total deposits at December 31, 2024. Our loan to deposit ratio was 96.50% at June 30, 2025, as compared to 99.38% at December 31, 2024.
•Assets. Total assets were $4.4 billion at June 30, 2025, representing a $360.2 million, or 8.89%, increase compared to $4.1 billion at December 31, 2024.
•Loans. Total loans held for investment were $3.8 billion at June 30, 2025, as compared to $3.5 billion at December 31, 2024, an increase of $225.3 million, or 6.38%. The increase was a result of $578.8 million in loan originations and advances, partially offset by $130.3 million and $223.1 million in loan payoffs and paydowns, respectively. The $225.3 million increase in total loans held for investment included $43.9 million in purchases of loans within the consumer concentration of the loan portfolio.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $2.3 million, or 0.06% of total loans held for investment at June 30, 2025, as compared to $1.8 million, or 0.05% of total loans held for investment at December 31, 2024. The ratio of the allowance for credit losses to total loans held for investment was 1.07% at June 30, 2025 and December 31, 2024.
•Net Interest Margin. Net interest margin was 3.53% and 3.49%, respectively, for the three and six months ended June 30, 2025, and 3.39% and 3.27%, respectively, for the three and six months ended June 30, 2024. The increase in net interest margin for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily due to loan growth and an improvement in the average yield on loans, partially offset by an increase in interest expense driven by deposit growth. The increase in net interest margin for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to loan growth and an improvement in the average yield on loans, partially offset by an increase in interest expense driven by deposit growth.
•Efficiency Ratio. Efficiency ratio was 41.03% for the three months ended June 30, 2025, down from 44.07% for the corresponding period of 2024, mainly due to a $7.4 million, or 25.52%, increase in net interest income during the same period. Additionally, efficiency ratio was 41.77% for the six months ended June 30, 2025, down from 44.27% for the corresponding period of 2024, mainly due to a $14.7 million, or 26.25%, increase in net interest income during the same period.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of June 30, 2025. The total risk-based capital ratio for the Company was 13.73% at June 30, 2025, as compared to 13.99% at December 31, 2024. The Tier 1 leverage ratio was 10.03% at June 30, 2025, as compared to 10.05% at December 31, 2024. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.20 per share on April 17, 2025.

Highlights of our financial results are presented in the following tables:

Table 1: Highlights of Financial Results
(dollars in thousands)	June 30, 2025	December 31, 2024
Selected financial condition data:
Total assets	$4,413,473	$4,053,278
Total loans held for investment	3,758,025	3,532,686
Total deposits	3,894,622	3,557,994
Total subordinated notes, net	73,968	73,895
Total shareholders’ equity	416,742	396,624
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.07%	1.07%
Allowance for credit losses to nonperforming loans	1,763.26%	2,101.78%
Nonperforming loans to total loans held for investment	0.06%	0.05%
Capital ratios:
Total capital (to risk-weighted assets)	13.73%	13.99%
Tier 1 capital (to risk-weighted assets)	10.85%	11.02%
Common equity Tier 1 capital (to risk-weighted assets)	10.85%	11.02%
Tier 1 leverage	10.03%	10.05%
Total shareholders’ equity to total assets	9.44%	9.79%
Tangible shareholders’ equity to tangible assets[1]	9.44%	9.79%

Table 2: Highlights of Financial Results (continued)
	For the three months ended		For the six months ended
(dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Selected operating data:
Net interest income	$36,515	$29,092	$70,492	$55,836
Provision for credit losses	2,500	2,000	4,400	2,900
Non-interest income	1,810	1,573	3,169	3,406
Non-interest expense	15,726	13,513	30,771	26,229
Net income	14,508	10,782	27,619	21,413

Per common share data:
Earnings per common share:
Basic	$0.68	$0.51	$1.30	$1.12
Diluted	$0.68	$0.51	$1.30	$1.12
Book value per share	$19.51	$17.85	$19.51	$17.85
Tangible book value per share[2]	$19.51	$17.85	$19.51	$17.85

Performance and other financial ratios:
ROAA	1.37%	1.23%	1.33%	1.22%
ROAE	14.17%	11.72%	13.73%	13.08%
Net interest margin	3.53%	3.39%	3.49%	3.27%
Cost of funds	2.53%	2.56%	2.55%	2.59%
Efficiency ratio	41.03%	44.07%	41.77%	44.27%
Cash dividend payout ratio on common stock[3]	29.41%	39.22%	30.77%	35.71%

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

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.
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
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Net interest income increased by $7.4 million, or 25.52%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and our net interest margin increased 14 basis points during the same period. The increase is primarily attributable to an increase in interest income driven by loan growth and an improvement in the average yield on loans, partially offset by an increase in interest expense driven by deposit growth. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 3 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 3: Average Balances, Interest, and Yield/Rate
	For the three months ended June 30, 2025			For the three months ended June 30, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$361,866	$3,987	4.42%	$148,936	$1,986	5.36%
Investment securities[1,2]	97,886	577	2.37%	105,819	650	2.47%
Loans held for investment and sale[1,3]	3,691,616	56,016	6.09%	3,197,921	46,362	5.83%
Total interest-earning assets[1]	4,151,368	60,580	5.85%	3,452,676	48,998	5.71%
Interest receivable and other assets, net[4]	101,632			84,554
Total assets	$4,253,000			$3,537,230
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$283,369	$1,043	1.48%	$291,470	$1,104	1.52%
Savings accounts[1]	121,692	801	2.64%	120,080	856	2.87%
Money market accounts[1]	1,647,628	13,270	3.23%	1,547,814	13,388	3.48%
Time accounts[1]	726,295	7,790	4.30%	272,887	3,369	4.96%
Subordinated notes and other borrowings[1]	73,967	1,161	6.30%	75,747	1,189	6.31%
Total interest-bearing liabilities	2,852,951	24,065	3.38%	2,307,998	19,906	3.47%
Demand accounts	957,034			817,668
Interest payable and other liabilities	32,406			41,429
Shareholders’ equity	410,609			370,135
Total liabilities and shareholders’ equity	$4,253,000			$3,537,230
Net interest spread[5]			2.47%			2.24%
Net interest income/margin[6]		$36,515	3.53%		$29,092	3.39%
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

Table 4: Interest Income and Expense Change Analysis
	For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$2,351	$(350)	$2,001
Investment securities	(47)	(26)	(73)
Loans held for investment and sale	7,595	2,059	9,654
Total interest-earning assets	9,899	1,683	11,582
Interest-bearing transaction accounts	(28)	(33)	(61)
Savings accounts	10	(65)	(55)
Money market accounts	625	(743)	(118)
Time accounts	4,872	(451)	4,421
Subordinated notes and other borrowings	(26)	(2)	(28)
Total interest-bearing liabilities	5,453	(1,294)	4,159
Changes in net interest income/margin	$4,446	$2,977	$7,423
Net interest income during the three months ended June 30, 2025 increased to $36.5 million compared to $29.1 million during the three months ended June 30, 2024. Net interest margin totaled 3.53% for the three months ended June 30, 2025, compared to 3.39% in the same quarter of the prior year. The increase in net interest income is primarily attributable to an additional $11.6 million in interest income, mainly due to a $493.7 million, or 15.44%, increase in the average balance of loans and a 26 basis point improvement in the average yield on loans during the three months ended June 30, 2025 compared to the same quarter of the prior year. The increase in interest income was partially offset by an additional $4.2 million in interest expense compared to the same quarter of the prior year. The increase in interest expense is mainly attributable to a $686.1 million, or 22.50%, increase in the average balance of deposits at an average rate of one basis point lower during the three months ended June 30, 2025 compared to the same quarter of the prior year.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Net interest income increased by $14.7 million, or 26.25%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, and our net interest margin increased 22 basis points when compared to the same period in 2024. The increase is primarily attributable to an increase in interest income driven by loan growth and an improvement in the average yield on loans, partially offset by an increase in interest expense driven by deposit growth. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 5 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 5: Average Balances, Interest, and Yield/Rate
(dollars in thousands)	For the six months ended June 30, 2025			For the six months ended June 30, 2024
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$345,310	$7,562	4.42%	$190,969	$5,088	5.36%
Investment securities[1,2]	99,173	1,158	2.35%	107,498	1,303	2.44%
Loans held for investment and sale[1,3]	3,630,146	108,947	6.05%	3,140,106	90,148	5.77%
Total interest-earning assets[1]	4,074,629	117,667	5.82%	3,438,573	96,539	5.65%
Interest receivable and other assets, net[4]	97,610			89,268
Total assets	$4,172,239			$3,527,841
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$293,539	$2,155	1.48%	$295,897	$2,230	1.52%
Savings accounts[1]	122,641	1,573	2.59%	122,320	1,718	2.82%
Money market accounts[1]	1,594,548	25,705	3.25%	1,479,039	25,543	3.47%
Time accounts[1]	716,466	15,419	4.34%	351,237	8,737	5.00%
Subordinated notes and other borrowings[1]	73,938	2,323	6.34%	79,261	2,475	6.28%
Total interest-bearing liabilities	2,801,132	47,175	3.40%	2,327,754	40,703	3.52%
Demand accounts	934,121			829,887
Interest payable and other liabilities	31,403			41,080
Shareholders’ equity	405,583			329,120
Total liabilities and shareholders’ equity	$4,172,239			$3,527,841
Net interest spread[5]			2.42%			2.13%
Net interest income/margin[6]		$70,492	3.49%		$55,836	3.27%
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

Table 6: Interest Income and Expense Change Analysis
(In thousands)	For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$3,364	$(890)	$2,474
Investment securities	(99)	(46)	(145)
Loans held for investment and sale	14,505	4,294	18,799
Total interest-earning assets	17,770	3,358	21,128
Interest-bearing transaction accounts	(19)	(56)	(75)
Savings accounts	4	(149)	(145)
Money market accounts	1,320	(1,158)	162
Time accounts	7,836	(1,154)	6,682
Subordinated notes and other borrowings	(176)	24	(152)
Total interest-bearing liabilities	8,965	(2,493)	6,472
Changes in net interest income/margin	$8,805	$5,851	$14,656
Net interest income during the six months ended June 30, 2025 increased to $70.5 million compared to $55.8 million during the six months ended June 30, 2024. Net interest margin totaled 3.49% for the six months ended June 30, 2025, compared to 3.27% for the same period of the prior year. Interest income increased by $21.1 million compared to the same period of the prior year. The average yield on loans increased 28 basis points compared to the same period of the prior year due to an increase in average balances of $490.0 million, or 15.61%, and increased interest rates on new and repriced loans. The increase in interest income was partially offset by an additional $6.5 million in interest expense compared to the same period of the prior year. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing deposits of $478.7 million, or 21.29%, compared to the same period of the prior year. The cost of interest-bearing deposits decreased 10 basis points. In addition, the average balance of non-interest-bearing deposits increased by $104.2 million, or 12.56%, compared to the same period of the prior year.
Provision for Credit Losses
The provision for credit losses is based on management’s assessment of the adequacy of our allowance for credit losses. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our allowance for credit losses, which reflects management’s best estimate of expected life of loan losses in our loan portfolio at the balance sheet date.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
We recorded a $2.5 million provision for credit losses in the second quarter of 2025, compared to a $2.0 million provision for credit losses for the same period of 2024. The increase in the provision for credit losses in the second quarter of 2025 is mainly due to an increase in net charge-offs.

Six months ended June 30, 2025 compared to six months ended June 30, 2024
We recorded a $4.4 million provision for credit losses in the first six months of 2025, as compared to a $2.9 million provision for credit losses for the same period of 2024. The increase in the provision for credit losses recorded during the first six months of 2025 is mainly due to increases in loan growth and net charge-offs.
Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Table 7 details the components of non-interest income for the periods indicated.

Table 7: Non-interest Income
	For the three months ended
(dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Service charges on deposit accounts	$196	$189	$7	3.70%
Gain on sale of loans	119	449	(330)	(73.50)%
Loan-related fees	468	370	98	26.49%
FHLB stock dividends	325	329	(4)	(1.22)%
Earnings on BOLI	220	158	62	39.24%
Other income	482	78	404	517.95%
Total non-interest income	$1,810	$1,573	$237	15.07%
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold, partially offset by an improvement in the effective yield of loans sold. During the three months ended June 30, 2025, approximately $1.6 million of loans were sold with an effective yield of 7.60%, as compared to approximately $6.8 million of loans sold with an effective yield of 6.60% during the three months ended June 30, 2024.
Other income. The increase related primarily to an overall improvement in earnings related to investments in venture-backed funds during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Table 8 details the components of non-interest income for the periods indicated.

Table 8: Non-interest Income
	For the six months ended
(dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Service charges on deposit accounts	$411	$377	$34	9.02%
Gain on sale of loans	244	818	(574)	(70.17)%
Loan-related fees	916	799	117	14.64%
FHLB stock dividends	656	661	(5)	(0.76)%
Earnings on BOLI	381	300	81	27.00%
Other income	561	451	110	24.39%
Total non-interest income	$3,169	$3,406	$(237)	(6.96)%
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold, partially offset by an improvement in the effective yield of loans sold period-over-period. During the six months ended June 30, 2025, approximately $3.3 million of loans were sold with an effective yield of 7.41%, as compared to approximately $12.0 million of loans sold with an effective yield of 6.81% during the six months ended June 30, 2024.
Loan-related fees. The increase related primarily to individually immaterial increases in credit card-related fees, swap fees, rate lock fees, late fees, and loan referral income.
Other income. The increase resulted primarily from a $0.5 million improvement in earnings related to investments in venture-backed funds, partially offset by a decrease in income received on equity investments in venture-backed funds from a gain of $0.3 million for the six months ended June 30, 2024 to a loss of $0.1 million for the six months ended June 30, 2025.
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
Over the past several years, we have continued to invest significant resources in personnel, technology, and infrastructure. As we execute initiatives based on growth, we expect non-interest expense to continue to grow. Non-interest expense has increased throughout the periods presented below; however, we expect our efficiency ratio will continue to improve going forward due, in part, to our past investment in infrastructure.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Table 9 details the components of non-interest expense for the periods indicated.

Table 9: Non-interest Expense
	For the three months ended
(dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Salaries and employee benefits	$8,910	$7,803	$1,107	14.19%
Occupancy and equipment	657	646	11	1.70%
Data processing and software	1,508	1,235	273	22.11%
FDIC insurance	470	390	80	20.51%
Professional services	918	767	151	19.69%
Advertising and promotional	865	615	250	40.65%
Loan-related expenses	423	297	126	42.42%
Other operating expenses	1,975	1,760	215	12.22%
Total non-interest expense	$15,726	$13,513	$2,213	16.38%
Salaries and employee benefits. The increase related primarily to: (i) a $1.2 million increase in salaries, benefits, and bonus expense, mainly related to a 16.58% increase in headcount between June 30, 2024 and June 30, 2025; and (ii) a $0.1 million increase in commissions paid. This increase was partially offset by a $0.2 million increase in deferred loan origination costs due to a greater number of loan originations, net of purchased consumer loans, period-over-period.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
Professional services. The increase was primarily due to a $0.1 million increase in fees paid for compensation and business development consulting services.

Advertising and promotional. The increase related primarily to additional expenses incurred to support the expansion of the Bank’s business development teams, including a $0.1 million increase in expenses related to sponsored events and partnerships and a $0.1 million increase related to business development expenses.
Loan-related expenses. The increase related primarily to a $0.1 million increase in expenses related to inspections to support the increase in loan originations and annual loan reviews.
Other operating expenses. The increase was primarily due to a $0.1 million increase in travel expense and a $0.1 million increase in expenses related to conferences, trainings, and professional association memberships.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Table 10 details the components of non-interest expense for the periods indicated.

Table 10: Non-interest Expense
	For the six months ended
(dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Salaries and employee benefits	$18,044	$15,380	$2,664	17.32%
Occupancy and equipment	1,294	1,272	22	1.73%
Data processing and software	2,965	2,392	573	23.95%
FDIC insurance	925	790	135	17.09%
Professional services	1,831	1,474	357	24.22%
Advertising and promotional	1,387	1,075	312	29.02%
Loan-related expenses	742	594	148	24.92%
Other operating expenses	3,583	3,252	331	10.18%
Total non-interest expense	$30,771	$26,229	$4,542	17.32%
Salaries and employee benefits. The increase was primarily a result of: (i) a $2.8 million increase in salaries, benefits, and bonus expense, mainly related to a 16.58% increase in headcount between June 30, 2024 and June 30, 2025; and (ii) a $0.2 million increase in commission expense. This increase was partially offset by a $0.3 million increase in deferred loan origination costs due to greater loan originations, net of purchased consumer loans, period-over-period.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
FDIC insurance. The increase was primarily due to a $0.7 million increase in the assessment base period-over-period.
Professional services. The increase was primarily due to: (i) $0.1 million in fees paid for compensation consulting services that did not occur during the first six months of 2024; (ii) a $0.1 million increase in expenses related to business development consulting services; and (iii) a $0.1 million increase in recruiter fees.
Advertising and promotional. The increase was primarily due to a $0.2 million increase in expenses related to business development and a $0.1 million increase in expenses related to sponsored events and partnerships.
Loan-related expenses. The increase was primarily related to a $0.1 million increase in loan legal fees, as well as individually immaterial increases in inspection expenses, UCC fees, referral fees, and letter of credit fees.
Other operating expenses. The increase was primarily due to a $0.1 million increase in travel expense, a $0.1 million increase in expenses related to conferences, training, and professional association membership, and a $0.1 million increase in operational expenses, which include expenses related to program administration and armored car services.

Provision for Income Taxes
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
The provision for income taxes was $5.6 million for the three months ended June 30, 2025, a $1.2 million increase from the three months ended June 30, 2024. This increase was primarily driven by an increase in taxable income. This increase was partially offset by a net $0.2 million reduction to the provision recorded during the three months ended June 30, 2025. This adjustment related to a tax law change for the state of California effective as of June 30, 2025, which requires a transition from a three-factor apportionment formula to a single-sales-factor formula for determining state income tax. As such, the Company recorded a net benefit of approximately $0.9 million relating to the current year provision, which was partially offset by a $0.7 million expense relating to the remeasuring of the deferred tax assets and liabilities as of June 30, 2025. No such adjustment was recorded during the three months ended June 30, 2024. The effective tax rates were 27.82% and 28.84% for the three months ended June 30, 2025 and June 30, 2024, respectively.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
The provision for income taxes was $10.9 million for the six months ended June 30, 2025, as compared to $8.7 million for the six months ended June 30, 2024. The increase was primarily due to an overall increase in pre-tax income period-over-period. This increase was partially offset by a net $0.2 million reduction to the provision recorded during the six months ended June 30, 2025. This adjustment related to a tax law change for the state of California effective as of June 30, 2025, which requires a transition from a three-factor apportionment formula to a single-sales-factor formula for determining state income tax. As such, the Company recorded a net benefit of approximately $0.9 million relating to the current year provision, which was partially offset by a $0.7 million expense relating to the remeasuring of the deferred tax assets and liabilities as of June 30, 2025. No such adjustment was recorded during the six months ended June 30, 2024. The effective tax rates for the six months ended June 30, 2025 and 2024 were 28.24% and 28.89%, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of June 30, 2025 to our financial condition as of December 31, 2024. Table 11 summarizes selected components of our unaudited consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Table 11: Selected Components of Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	June 30, 2025	December 31, 2024
Total assets	$4,413,473	$4,053,278
Cash and cash equivalents	483,810	352,343
Total investments	97,575	100,914
Loans held for investment	3,758,025	3,532,686
Total deposits	3,894,622	3,557,994
Subordinated notes, net	73,968	73,895
Total shareholders’ equity	416,742	396,624
Total Assets
At June 30, 2025, total assets were $4.4 billion, an increase of $360.2 million from $4.1 billion at December 31, 2024. The increase was primarily comprised of a $225.3 million increase in total loans held for investment and a $131.5 million increase in cash and cash equivalents. The $225.3 million increase in total loans held for investment between December 31,

2024 and June 30, 2025 was a result of $578.8 million in loan originations and advances, partially offset by $130.3 million and $223.1 million in loan payoffs and paydowns, respectively. The $225.3 million increase in total loans held for investment included $43.9 million in purchases of loans within the consumer concentration of the loan portfolio.
Cash and Cash Equivalents
Total cash and cash equivalents were $483.8 million at June 30, 2025, an increase of $131.5 million from $352.3 million at December 31, 2024. The increase in cash and cash equivalents primarily resulted from net cash inflows related to financing and operating activities of $328.1 million and $33.3 million, respectively, partially offset by net cash outflows related to investing activities of $229.9 million.
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
Our total securities available-for-sale and held-to-maturity amounted to $97.6 million at June 30, 2025 and $100.9 million at December 31, 2024, representing a decrease of $3.3 million during the same period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $4.1 million, partially offset by an unrealized gain on securities of $1.2 million, with the remainder of the change due to amortization of premiums. For the six months ended June 30, 2025, other comprehensive gain was $0.4 million, primarily due to rate changes and other market conditions on securities during that period.
Table 12 presents the carrying value of our investment portfolio as of the dates indicated.

Table 12: Carrying Value of Investment Securities
	As of
	June 30, 2025		December 31, 2024
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agency securities	$7,002	7.18%	$8,345	8.27%
Mortgage-backed securities	49,218	50.44%	50,570	50.10%
Obligations of states and political subdivisions	36,588	37.50%	37,137	36.80%
Collateralized mortgage obligations	256	0.26%	279	0.28%
Corporate bonds	1,926	1.97%	1,863	1.85%
Total available-for-sale	94,990	97.35%	98,194	97.30%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	2,585	2.65%	2,720	2.70%
Total	$97,575	100.00%	$100,914	100.00%

Table 13 presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of the dates shown.

Table 13: Stated Maturities and Weighted Average Yields - Investment Securities
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
June 30, 2025
Available-for-sale:
U.S. government agency securities	$69	2.08%	$1,066	3.72%	$319	2.01%	$5,548	5.42%	$7,002	4.97%
Mortgage-backed securities	—	—%	—	—%	1,488	1.82%	47,730	1.75%	49,218	1.75%
Obligations of states and political subdivisions	—	—%	1,181	1.26%	9,582	1.70%	25,825	1.78%	36,588	1.74%
Collateralized mortgage obligations	—	—%	—	—%	256	1.76%	—	—%	256	1.76%
Corporate bonds	—	—%	1,926	1.25%	—	—%	—	—%	1,926	1.25%
Total available-for-sale	69	2.08%	4,173	1.88%	11,645	1.73%	79,103	2.02%	94,990	1.98%
Held-to-maturity:
Obligations of states and political subdivisions	195	6.00%	905	6.00%	1,315	6.00%	170	6.00%	2,585	6.00%
Total	$264	4.98%	$5,078	2.62%	$12,960	2.16%	$79,273	2.03%	$97,575	2.08%

December 31, 2024
Available-for-sale:
U.S. government agency securities	$—	—%	$1,583	5.00%	$338	2.01%	$6,424	5.65%	$8,345	5.38%
Mortgage-backed securities	—	—%	—	—%	508	2.74%	50,062	1.74%	50,570	1.75%
Obligations of states and political subdivisions	—	—%	737	1.17%	8,108	1.62%	28,292	1.79%	37,137	1.74%
Collateralized mortgage obligations	—	—%	—	—%	279	1.76%	—	—%	279	1.76%
Corporate bonds	—	—%	1,863	1.25%	—	—%	—	—%	1,863	1.25%
Total available-for-sale	—	—%	4,183	2.65%	9,233	1.70%	84,778	2.05%	98,194	2.04%
Held-to-maturity:
Obligations of states and political subdivisions	210	6.00%	945	6.00%	1,380	6.00%	185	6.00%	2,720	6.00%
Total	$210	6.00%	$5,128	3.27%	$10,613	2.26%	$84,963	2.06%	$100,914	2.15%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of June 30, 2025 and December 31, 2024, our total loans amounted to $3.8 billion and $3.5 billion, respectively. Table 14 presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

Table 14: Loans Outstanding
	As of
	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$3,066,627	81.54%	$2,857,173	80.75%
Commercial land and development	1,422	0.04%	3,849	0.11%
Commercial construction	112,399	2.99%	111,318	3.15%
Residential construction	5,479	0.15%	4,561	0.13%
Residential	33,132	0.88%	32,774	0.93%
Farmland	51,579	1.37%	47,241	1.34%
Commercial:
Secured	173,855	4.62%	170,548	4.82%
Unsecured	37,568	1.00%	27,558	0.78%
Consumer and other	278,215	7.40%	279,584	7.90%
Loans held for investment, gross	3,760,276	99.99%	3,534,606	99.91%

Loans held for sale:
Commercial	309	0.01%	3,247	0.09%
Total loans, gross	3,760,585	100.00%	3,537,853	100.00%
Net deferred loan fees	(2,251)		(1,920)
Total loans	$3,758,334		$3,535,933
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

Table 15: Commercial Real Estate Loans
(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
June 30, 2025
Manufactured home community	$936,047	30.52%	$1,659,757	16.34%	74.52%
RV Park	388,531	12.67%	693,232	17.78%	72.96%
Retail	282,336	9.21%	575,879	4.12%	72.12%
Industrial	238,907	7.79%	545,188	2.79%	91.71%
Multifamily	228,793	7.46%	488,424	13.47%	85.00%
Mini storage	195,044	6.36%	404,330	14.76%	68.72%
Faith-based	190,900	6.23%	503,174	9.23%	74.09%
Office	158,007	5.15%	364,026	4.83%	73.64%
All other types[1]	448,062	14.61%	938,659	4.00%	134.77%
Total[2]	$3,066,627	100.00%	$6,172,669

December 31, 2024
Manufactured home community	$891,935	31.22%	$1,586,109	14.24%	74.52%
RV Park	371,733	13.01%	648,272	17.94%	75.00%
Retail	283,394	9.92%	569,677	6.49%	72.80%
Industrial	224,860	7.87%	500,307	4.56%	73.91%
Faith-based	184,151	6.45%	492,030	9.35%	74.67%
Mini storage	177,854	6.22%	361,437	16.23%	69.19%
Multifamily	172,592	6.04%	371,634	14.35%	75.00%
Office	145,986	5.11%	338,474	5.03%	73.64%
All other types[1]	404,668	14.16%	855,084	4.00%	112.07%
Total[2]	$2,857,173	100.00%	$5,723,024
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 84.57% of loans held for investment at June 30, 2025. Commercial secured lending represents 4.62% of loans held for investment at June 30, 2025. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 586.26% and 571.91% as of June 30, 2025 and December 31, 2024, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of June 30, 2025. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
Table 16 sets forth the contractual maturities of our loan portfolio as of the dates indicated.

Table 16: Contractual Maturities - Gross Loans
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
June 30, 2025
Real estate:
Commercial	$35,982	$445,593	$2,503,663	$81,389	$3,066,627
Commercial land and development	900	373	149	—	1,422
Commercial construction	45,537	40,812	26,050	—	112,399
Residential construction	4,228	1,251	—	—	5,479
Residential	3,917	7,026	21,293	896	33,132
Farmland	739	11,496	39,344	—	51,579
Commercial:
Secured	41,705	58,374	73,679	406	174,164
Unsecured	3,244	13,208	21,116	—	37,568
Consumer and other	201	13,361	264,653	—	278,215
Total	$136,453	$591,494	$2,949,947	$82,691	$3,760,585

December 31, 2024
Real estate:
Commercial	$35,682	$362,077	$2,383,655	$75,759	$2,857,173
Commercial land and development	2,433	438	978	—	3,849
Commercial construction	9,378	64,407	37,533	—	111,318
Residential construction	3,310	1,251	—	—	4,561
Residential	324	9,486	22,045	919	32,774
Farmland	—	6,632	40,609	—	47,241
Commercial:
Secured	56,630	46,722	70,035	408	173,795
Unsecured	2,500	10,552	14,506	—	27,558
Consumer and other	161	13,964	265,459	—	279,584
Total	$110,418	$515,529	$2,834,820	$77,086	$3,537,853

Table 17 sets forth the sensitivity to interest rate changes of our loan portfolio as of the dates shown.

Table 17: Sensitivity to Interest Rates - Gross Loans
(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
June 30, 2025
Real estate:
Commercial	$653,184	$2,413,443	$3,066,627
Commercial land and development	178	1,244	1,422
Commercial construction	—	112,399	112,399
Residential construction	—	5,479	5,479
Residential	4,438	28,694	33,132
Farmland	4,766	46,813	51,579
Commercial:
Secured	45,638	128,526	174,164
Unsecured	26,610	10,958	37,568
Consumer and other	278,034	181	278,215
Total	$1,012,848	$2,747,737	$3,760,585

December 31, 2024
Real estate:
Commercial	$587,825	$2,269,348	$2,857,173
Commercial land and development	1,416	2,433	3,849
Commercial construction	—	111,318	111,318
Residential construction	—	4,561	4,561
Residential	4,495	28,279	32,774
Farmland	4,873	42,368	47,241
Commercial:
Secured	48,587	125,208	173,795
Unsecured	19,988	7,570	27,558
Consumer and other	279,458	126	279,584
Total	$946,642	$2,591,211	$3,537,853
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
SBA Loans
During the three and six months ended June 30, 2025, the Company sold five and ten SBA 7(a) loans, respectively, with government-guaranteed portions totaling approximately $1.6 million and $3.3 million, respectively. The Company received gross proceeds of $1.7 million and $3.5 million on the loans sold during the three and six months ended June 30, 2025, respectively, resulting in the recognition of net gains on sale of $0.1 million and $0.2 million, respectively, during the periods.
Non-accrual Loans
Table 18 provides details of our nonperforming and restructured assets and certain other related information as of the dates presented.

Table 18: Nonperforming and Restructured Assets
	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Non-accrual loans:
Real estate:
Commercial	$2,240	$1,750
Commercial:
Secured	38	48
Total non-accrual loans	2,278	1,798

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	2,278	1,798

Real estate owned	—	87
Total nonperforming assets	$2,278	$1,885

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	1,763.26%	2,101.78%
Nonperforming loans to loans held for investment	0.06%	0.05%
Nonperforming assets to total assets	0.05%	0.05%
Nonperforming loans plus performing LMs to loans held for investment	0.06%	0.05%
The ratio of nonperforming loans to loans held for investment was 0.06% at June 30, 2025, increasing from 0.05% at December 31, 2024.

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

Table 19: Gross Loans Held for Investment by Credit Quality Risk Rating
(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
June 30, 2025
Real estate:
Commercial	$2,969,422	$93,035	$4,170	$—	$3,066,627
Commercial land and development	1,422	—	—	—	1,422
Commercial construction	112,399	—	—	—	112,399
Residential construction	5,479	—	—	—	5,479
Residential	33,132	—	—	—	33,132
Farmland	50,985	594	—	—	51,579
Commercial:
Secured	160,987	12,831	37	—	173,855
Unsecured	37,568	—	—	—	37,568
Consumer and other	278,208	—	7	—	278,215
Total	$3,649,602	$106,460	$4,214	$—	$3,760,276

December 31, 2024
Real estate:
Commercial	$2,746,594	$107,992	$2,587	$—	$2,857,173
Commercial land and development	3,849	—	—	—	3,849
Commercial construction	111,318	—	—	—	111,318
Residential construction	4,561	—	—	—	4,561
Residential	32,774	—	—	—	32,774
Farmland	45,948	1,293	—	—	47,241
Commercial:
Secured	156,381	14,119	48	—	170,548
Unsecured	27,558	—	—	—	27,558
Consumer and other	279,575	—	9	—	279,584
Total	$3,408,558	$123,404	$2,644	$—	$3,534,606
Loans designated as watch and substandard, which are not considered adversely classified, decreased to $110.7 million at June 30, 2025 from $126.0 million at December 31, 2024. There were no loans with doubtful risk grades at June 30, 2025 or December 31, 2024.
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
At June 30, 2025, the Company’s allowance for credit losses was $40.2 million, as compared to $37.8 million at December 31, 2024. The $2.4 million increase in the allowance is due to a $4.6 million provision for credit losses recorded during the six months ended June 30, 2025, partially offset by net charge-offs of $2.2 million, primarily attributable to commercial and industrial loans, during the same period.
While the entire allowance for credit losses is available to absorb losses from any and all loans, Table 20 represents management’s allocation of our allowance for credit losses by loan category, and the balance of loans in each category as a percentage of total loans, for the periods indicated.

Table 20: Allocation of the Allowance for Credit Losses
	June 30, 2025		December 31, 2024
(dollars in thousands)	Allowance for Credit Losses	% of Loans to Total Loans	Allowance for Credit Losses	% of Loans to Total Loans
Real estate:
Commercial	$27,792	81.54%	$25,864	80.75%
Commercial land and development	33	0.04%	78	0.11%
Commercial construction	2,575	2.99%	2,268	3.15%
Residential construction	75	0.15%	64	0.13%
Residential	334	0.88%	270	0.93%
Farmland	723	1.37%	607	1.34%
Commercial:
Secured	5,623	4.63%	5,866	4.91%
Unsecured	417	1.00%	278	0.78%
Consumer and other	2,595	7.40%	2,496	7.90%
Total allowance for credit losses	$40,167	100.00%	$37,791	100.00%
The ratio of the allowance for credit losses to total loans held for investment was 1.07% at June 30, 2025 and December 31, 2024.

Table 21: Activity Within the Allowance for Credit Losses
	As of and for the three months ended				As of and for the six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$3,690,658		$3,189,505		$3,628,589		$3,129,485

Allowance for credit losses	$39,224		$34,653		$37,791		$34,431

Net (charge-offs) recoveries:
Commercial:
Secured	(1,420)	(0.04)%	(1,182)	(0.04)%	(2,101)	(0.06)%	(1,998)	(0.06)%
Unsecured	(50)	—%	(36)	—%	(50)	—%	(70)	—%
Consumer and other	13	—%	21	—%	(23)	—%	43	—%
Net charge-offs	(1,457)	(0.04)%	(1,197)	(0.04)%	(2,174)	(0.06)%	(2,025)	(0.06)%

Provision for credit losses	2,400		1,950		4,550		3,000

Allowance for credit losses	$40,167		$35,406		$40,167		$35,406

Loans held for investment	$3,758,025		$3,266,291		$3,758,025		$3,266,291
Allowance for credit losses to loans held for investment	1.07%		1.08%		1.07%		1.08%
The ratio of the allowance for credit losses to loans held for investment decreased from 1.08% as of June 30, 2024 to 1.07% as of June 30, 2025. Net charge-offs as a percent of average loans held for investment remained at 0.04% for the three months ended June 30, 2024 and June 30, 2025, respectively. Net charge-offs as a percent of average loans held for investment remained at 0.06% for the six months ended June 30, 2024 and June 30, 2025, respectively.

Liabilities
During the first six months of 2025, total liabilities increased by $340.1 million from $3.7 billion as of December 31, 2024 to $4.0 billion as of June 30, 2025. This increase was primarily due to an increase in interest-bearing deposits of $255.2 million. The increase in interest-bearing deposits was largely due to increases in money market and time deposits of $179.4 million and $101.9 million, respectively.
Deposits
Representing 97.45% of our total liabilities as of June 30, 2025, deposits are our primary source of funding for our business operations.
Total deposits increased by $336.6 million, or 9.46%, to $3.9 billion at June 30, 2025 from $3.6 billion at December 31, 2024. The increase was due to increases in both non-wholesale and wholesale deposits, which the Company defines as brokered deposits and California Time Deposit Program deposits. Non-interest-bearing deposits increased by $81.4 million from December 31, 2024 to $1.0 billion at June 30, 2025, representing 25.78% of total deposits at that date, as compared to 25.93% of total deposits at December 31, 2024. Our loan to deposit ratio was 96.50% at June 30, 2025, as compared to 99.38% at December 31, 2024. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.
Table 22 summarizes our deposit composition by average deposit balances and average rates paid for the periods indicated.

Table 22: Deposit Composition by Average Balances and Rates Paid
	For the three months ended
	June 30, 2025			June 30, 2024
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$283,369	1.48%	7.58%	$291,470	1.52%	9.56%
Money market and savings accounts	1,769,320	3.19%	47.36%	1,667,894	3.44%	54.68%
Time accounts	726,295	4.30%	19.44%	272,887	4.96%	8.95%
Demand accounts	957,034	—%	25.62%	817,668	—%	26.81%
Total deposits	$3,736,018	2.46%	100.00%	$3,049,919	2.47%	100.00%

	For the six months ended
	June 30, 2025			June 30, 2024
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$293,539	1.48%	8.02%	$295,897	1.52%	9.61%
Money market and savings accounts	1,717,189	3.20%	46.90%	1,601,359	3.42%	52.02%
Time accounts	716,466	4.34%	19.57%	351,237	5.00%	11.41%
Demand accounts	934,121	—%	25.51%	829,887	—%	26.96%
Total deposits	$3,661,315	2.47%	100.00%	$3,078,380	2.50%	100.00%
Uninsured and uncollateralized deposits totaled approximately $1.3 billion and $1.2 billion at June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, our 48 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.9 billion, or 49.78% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 8.34 years as of June 30, 2025. As of December 31, 2024, our 49 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.8 billion, or 50.35% of our total deposits.
Table 23 shows the entity types making up our large deposit relationships at the dates indicated.

Table 23: Composition of Large Deposit Relationships
(dollars in thousands)	June 30, 2025	December 31, 2024
Municipalities	$684,410	$674,094
Non-profits	297,281	211,480
Businesses	590,699	605,894
Brokered deposits	366,364	299,961
Total	$1,938,754	$1,791,429
Our largest single deposit relationship at June 30, 2025 related to brokered deposits. The balance for this customer was $366.4 million, or approximately 9.41% of total deposits as of that date. At December 31, 2024, our largest single deposit relationship related to brokered deposits and had a balance of $300.0 million, or 8.43% of total deposits as of that date. As our demand deposits fluctuate, we have purchased brokered deposits as needed to supplement liquidity. We do not consider brokered deposits as core deposits, but as another deposit funding source for our loan growth.
Table 24 sets forth the maturity of time deposits as of June 30, 2025.

Table 24: Scheduled Maturities of Time Deposits
(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$257,555	$228,868	$486,423	$251,635
Over three through six months	84,528	152,189	236,717	80,028
Over six through twelve months	31,920	12,945	44,865	26,920
Over twelve months	3,438	642	4,080	1,688
Total	$377,441	$394,644	$772,085	$360,271
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of June 30, 2025 and December 31, 2024.
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
Table 25 is a summary of our outstanding subordinated notes as of June 30, 2025.

Table 25: Subordinated Notes Outstanding
(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (7.50% as of June 30, 2025) through maturity

Shareholders’ Equity
Shareholders’ equity totaled $416.7 million at June 30, 2025 and $396.6 million at December 31, 2024. The increase was primarily a result of net income recognized of $27.6 million and a $0.4 million increase in accumulated other comprehensive income, partially offset by $8.5 million in cash dividends paid during the six months ended June 30, 2025.
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
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of June 30, 2025, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. In addition, in April 2024, the Company closed the 2024 Public Offering. The proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $80.9 million, providing additional cash to support the Company’s ongoing operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the six months ended June 30, 2025, we had cash outflows of $226.7 million in loan originations and advances, net of principal collected, and $1.4 million in loans originated for sale.
Additionally, in the ordinary course of business, we enter into commitments to extend credit, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2025, off-balance sheet commitments totaled $455.4 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the six months ended June 30, 2025, we had cash inflows of $336.6 million related to an increase in deposits.
During the twelve months following June 30, 2025, approximately $768.0 million of time deposits are expected to mature, which includes $366.4 million of brokered deposits. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our San Francisco Bay Area expansion provide a stable funding base.
At June 30, 2025, cash and cash equivalents represented 12.42% of total deposits.

Investment Securities
Our investment securities totaled $97.6 million at June 30, 2025. Mortgage-backed securities and obligations of states and political subdivisions comprised 50.44% and 37.50% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $7.7 million from our securities over the twelve months following June 30, 2025. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the six months ended June 30, 2025, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $4.1 million. Additionally, at June 30, 2025, securities available-for-sale totaled $95.0 million, of which $91.1 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2025, the Bank had no outstanding FHLB financing borrowings and a total financing availability of $557.9 million, net of letters of credit issued of $732.5 million.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At June 30, 2025, the Bank had no outstanding Federal Reserve Discount Window borrowings and a total financing availability of $926.6 million.
Correspondent Bank Lines of Credit
At June 30, 2025, the unused and available amount for borrowing from correspondent bank lines of credit was $185.0 million.
Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth in Table 26) was approximately $2.2 billion as of June 30, 2025.

Table 26: Total Liquidity
	June 30, 2025
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings	Available
FHLB advances	$1,290,446	$732,500	$—	$557,946
Federal Reserve Discount Window	926,573	—	—	926,573
Correspondent bank lines of credit	185,000	—	—	185,000
Cash and cash equivalents	—	—	—	483,810
Total	$2,402,019	$732,500	$—	$2,153,329
Future Contractual Obligations
Our estimated future contractual obligations as of June 30, 2025 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $7.7 million. We have a current obligation of $768.0 million and a long-term obligation of $4.1 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $74.0 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $455.4 million.

Dividends
A use of liquidity for the Company is shareholder dividends. The Company paid dividends to its shareholders totaling $4.3 million during the three months ended June 30, 2025.
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
Historical Information
Table 27 summarizes our consolidated cash flow activities.

Table 27: Consolidated Cash Flow Activities
	Six months ended June 30,
(dollars in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$33,262	$16,271	$16,991
Net cash used in investing activities	(229,885)	(173,378)	(56,507)
Net cash provided by financing activities	328,090	25,890	302,200
Operating Activities
Net cash provided by operating activities increased by $17.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower loans originated for sale, lower net change in interest payable and other liabilities, higher provision for credit losses, and a higher deferred tax provision. These sources of cash were partially offset by lower gross proceeds from sale of loans and lower net change in interest receivable and other assets. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
For additional information about our operating results, see “Results of Operations” above.
Investing Activities
Net cash used in investing activities increased by $56.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to higher originations of loans held for investment, net of repayments.
Financing Activities
Net cash provided by financing activities increased by $302.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in deposits and lower borrowings, partially offset by proceeds from the 2024 Public Offering, which did not reoccur during the six months ended June 30, 2025.

Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for credit losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.
Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in Tables 28 and 29 can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our unaudited consolidated financial statements
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank also is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of June 30, 2025, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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
The capital adequacy ratios as of June 30, 2025 and December 31, 2024 for Bancorp and the Bank are presented in Tables 28 and 29. As of June 30, 2025 and December 31, 2024, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 28: Capital Ratios for Bancorp
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital (to risk-weighted assets)	$541,957	13.73%	$346,852	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$428,327	10.85%	$236,893	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$428,327	10.85%	$177,669	4.50%	N/A	N/A
Tier 1 leverage	$428,327	10.03%	$170,803	4.00%	N/A	N/A
December 31, 2024
Total capital (to risk-weighted assets)	$519,722	13.99%	$332,622	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$222,940	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$167,205	4.50%	N/A	N/A
Tier 1 leverage	$409,514	10.05%	$162,960	4.00%	N/A	N/A

Table 29: Capital Ratios for the Bank
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital (to risk-weighted assets)	$524,262	13.30%	$315,418	8.00%	$394,273	10.00%
Tier 1 capital (to risk-weighted assets)	$484,600	12.29%	$236,564	6.00%	$315,418	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$484,600	12.29%	$177,423	4.50%	$256,277	6.50%
Tier 1 leverage	$484,600	11.35%	$170,734	4.00%	$213,418	5.00%
December 31, 2024
Total capital (to risk-weighted assets)	$504,896	13.59%	$297,216	8.00%	$371,520	10.00%
Tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$222,912	6.00%	$297,216	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$167,184	4.50%	$241,488	6.50%
Tier 1 leverage	$468,584	11.50%	$162,942	4.00%	$203,677	5.00%
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

Recent Legislative and Regulatory Developments
On September 17, 2024, the FDIC finalized changes to its Statement of Policy on Bank Merger Transactions (the “2024 Policy Statement”), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. On May 20, 2025, the FDIC rescinded the 2024 Policy Statement and reinstated the Statement of Policy on Bank Merger Transactions that was in effect prior to the 2024 Policy Statement. The United States Department of Justice (the “DOJ”) has left in place its 2023 Merger Guidelines as a framework to review bank mergers and has not reinstated the 1995 Bank Merger Guidelines that it previously applied to bank mergers and which the Federal Reserve continues to apply. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger.
On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. On March 3, 2025, the FDIC withdrew the proposed rule.
On October 24, 2023, the federal banking agencies issued a final rule amending their regulations implementing the Community Reinvestment Act (“CRA”) to substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. On July 16, 2025, the agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed previously, which has remained in effect due to a preliminary injunction that stayed implementation of the October 2023 rule. The Bank received a rating of “Satisfactory” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.
On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information Five Star has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On May 30, 2025, the CFPB filed a motion for summary judgment in the litigation, stating that it had concluded that the final rule exceeds the agency’s statutory authority and is arbitrary and capricious. The CFPB requested that the court vacate the final rule. On July 29, 2025, the CFPB filed a motion to stay the proceedings, announcing its plans to issue an advanced notice of proposed rulemaking that will serve as the starting point of an accelerated rulemaking process for a new final rule. The same day, the court granted the CFPB’s motion to stay and denied the CFPB’s summary judgment motion without prejudice.
On July 18, 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the “GENIUS Act,” into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-Q.

2024 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2024	FFIEC	Federal Financial Institutions Examination Council
ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank of San Francisco
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FNMA	Federal National Mortgage Association
Bancorp	Five Star Bancorp and its subsidiary	GAAP	Generally Accepted Accounting Principles in the U.S.
Bank	Five Star Bank	GNMA	Government National Mortgage Association
Basel III	A capital framework and rules for U.S. banking organizations	GSE	Government Sponsored Entity
BOLI	Bank-Owned Life Insurance	IPO	Initial Public Offering
CECL	Current Expected Credit Loss	LM	Loan modification made to borrower experiencing financial difficulty
CFPB	Consumer Financial Protection Bureau	NII	Net Interest Income
CME	Chicago Mercantile Exchange	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	RSA	Restricted Stock Award
C&I	Commercial and Industrial	ROAA	Return on Average Assets, annualized
EPS	Earnings per Share	ROAE	Return on Average Equity, annualized
EVE	Economic Value of Equity	ROUA	Right-of-Use Asset
FASB	Financial Accounting Standards Board	SBA	U.S. Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
Federal Reserve	Board of Governors of the Federal Reserve System	SOFR	Secured Overnight Financing Rate

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
The Company’s total interest income was $60.6 million for the three months ended June 30, 2025 and $207.0 million for the year ended December 31, 2024. Our total interest expense was $24.1 million for the three months ended June 30, 2025 and $87.2 million for the year ended December 31, 2024. Overall, our net interest income was $36.5 million for the three months ended June 30, 2025 and $119.7 million for the year ended December 31, 2024.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of June 30, 2025, the Company carried a slightly higher balance of liabilities than assets that will reprice within the next twelve months in the event that interest rates fall.
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
As of June 30, 2025, the overnight federal funds rate (the rate used in the interest rate shock scenarios listed below) was 4.33%, remaining constant from December 31, 2024. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
Table 30 summarizes the estimated effect on net interest income and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve-month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of June 30, 2025 and December 31, 2024.

Table 30: Estimated Effect on Net Interest Income and EVE from Changing Interest Rates
	June 30, 2025		December 31, 2024
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	(4.86)%	(10.34)%	(6.32)%	(12.51)%
+200 (shock)	(3.34)%	(7.22)%	(4.09)%	(8.70)%
+100 (shock)	(1.76)%	(3.53)%	(2.15)%	(4.29)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	1.92%	3.02%	2.14%	3.93%
-200 (shock)	4.53%	5.84%	4.80%	6.40%
-300 (shock)	7.62%	8.99%	7.95%	10.12%

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2025 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, such controls.

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
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1*	Executive Employment Agreement, dated May 5, 2025, between Five Star Bank and James Beckwith					Filed
10.2	Form of Performance Share Award Vesting Agreement for Executives pursuant to the Five Star Bancorp 2021 Equity Incentive Plan					Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
101	Inline XBRL Interactive Data					Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)					Filed
*Management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Star Bancorp
(registrant)

August 7, 2025	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	/s/ Heather C. Luck
Date	Heather C. Luck
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)