Form 10-Q
period 2025-09-30
FIVE STAR BANCORP
filed 2025-11-06
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Yes ☐ No ☒
As of October 31, 2025, there were 21,367,387 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
September 30, 2025

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from financial institutions	$44,147	$33,882
Interest-bearing deposits in banks	536,300	318,461
Cash and cash equivalents	580,447	352,343
Time deposits in banks	100	4,121
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024 (amortized cost of $109,135 and $115,757 at September 30, 2025 and December 31, 2024, respectively)	95,635	98,194
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at September 30, 2025 and December 31, 2024 (fair value of $1,996 and $2,353 at September 30, 2025 and December 31, 2024, respectively)	2,190	2,720
Loans held for sale	—	3,247
Loans held for investment	3,887,259	3,532,686
Allowance for credit losses	(42,061)	(37,791)
Loans held for investment, net of allowance for credit losses	3,845,198	3,494,895
FHLB stock	15,000	15,000
Operating leases, right-of-use asset, net	9,751	6,245
Premises and equipment, net	1,656	1,584
Bank-owned life insurance	23,676	19,375
Interest receivable and other assets	68,117	55,554
Total assets	$4,641,770	$4,053,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$1,059,082	$922,629
Interest-bearing	3,044,356	2,635,365
Total deposits	4,103,438	3,557,994
Borrowings:
Subordinated notes, net	74,004	73,895
Other borrowings	—	—
Operating lease liability	10,431	6,857
Interest payable and other liabilities	22,589	17,908
Total liabilities	4,210,462	3,656,654
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized; 21,367,387 shares issued and outstanding at September 30, 2025; 21,319,083 shares issued and outstanding at December 31, 2024	303,571	302,531
Retained earnings	137,615	106,464
Accumulated other comprehensive loss, net of taxes	(9,878)	(12,371)
Total shareholders’ equity	431,308	396,624
Total liabilities and shareholders’ equity	$4,641,770	$4,053,278
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Interest and fee income:
Loans, including fees	$59,257	$50,390	$168,204	$140,538
Taxable securities	415	445	1,225	1,396
Nontaxable securities	164	175	512	527
Interest-bearing deposits in banks	5,009	1,657	12,571	6,745
Total interest and fee income	64,845	52,667	182,512	149,206

Interest expense:
Deposits	24,336	21,076	69,188	59,304
Subordinated notes	1,161	1,161	3,484	3,484
Other borrowings	—	44	—	196
Total interest expense	25,497	22,281	72,672	62,984

Net interest income	39,348	30,386	109,840	86,222
Provision for credit losses	2,500	2,750	6,900	5,650
Net interest income after provision for credit losses	36,848	27,636	102,940	80,572

Non-interest income:
Service charges on deposit accounts	185	165	596	542
Gain on sale of loans	—	306	244	1,124
Loan-related fees	683	406	1,599	1,205
FHLB stock dividends	329	327	985	988
Earnings on BOLI	209	162	590	462
Other	560	15	1,121	466
Total non-interest income	1,966	1,381	5,135	4,787

Non-interest expense:
Salaries and employee benefits	9,716	7,969	27,760	23,349
Occupancy and equipment	700	626	1,994	1,898
Data processing and software	1,559	1,327	4,524	3,719
FDIC insurance	500	405	1,425	1,195
Professional services	932	830	2,763	2,304
Advertising and promotional	803	584	2,190	1,659
Loan-related expenses	317	292	1,059	886
Other operating expenses	2,053	1,743	5,636	4,995
Total non-interest expense	16,580	13,776	47,351	40,005

Income before provision for income taxes	22,234	15,241	60,724	45,354

Provision for income taxes	5,890	4,300	16,761	13,000

Net income	$16,344	$10,941	$43,963	$32,354

Basic earnings per common share	$0.77	$0.52	$2.07	$1.63
Diluted earnings per common share	$0.77	$0.52	$2.07	$1.63
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$16,344	$10,941	$43,963	$32,354

Unrealized gain on securities:
Net unrealized holding gain on securities available-for-sale during the period	2,843	3,549	4,063	2,889
Less: Income tax expense related to items of other comprehensive income	763	1,049	1,570	854
Other comprehensive income	2,080	2,500	2,493	2,035

Total comprehensive income	$18,424	$13,441	$46,456	$34,389
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2025 and 2024
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at June 30, 2024	21,319,583	$301,968	$90,734	$(12,232)	$380,470
Net income	—	—	10,941	—	10,941
Other comprehensive income	—	—	—	2,500	2,500
Stock compensation expense	—	283	—	—	283
Cash dividends paid ($0.20 per share)	—	—	(4,264)	—	(4,264)
Balance at September 30, 2024	21,319,583	$302,251	$97,411	$(9,732)	$389,930

Balance at June 30, 2025	21,360,991	$303,155	$125,545	$(11,958)	$416,742
Net income	—	—	16,344	—	16,344
Other comprehensive income	—	—	—	2,080	2,080
Stock issued under stock award plans	7,062	—	—	—	—
Stock compensation expense	—	416	—	—	416
Stock forfeitures	(666)	—	—	—	—
Cash dividends paid ($0.20 per share)	—	—	(4,274)	—	(4,274)
Balance at September 30, 2025	21,367,387	$303,571	$137,615	$(9,878)	$431,308
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2023	17,256,989	$220,505	$77,036	$(11,767)	$285,774
Net income	—	—	32,354	—	32,354
Other comprehensive income	—	—	—	2,035	2,035
Common stock issued	3,967,500	80,870	—	—	80,870
Stock issued under stock award plans	96,380	—	—	—	—
Stock compensation expense	—	876	—	—	876
Stock forfeitures	(1,286)	—	—	—	—
Cash dividends paid ($0.60 per share)	—	—	(11,979)	—	(11,979)
Balance at September 30, 2024	21,319,583	$302,251	$97,411	$(9,732)	$389,930

Balance at December 31, 2024	21,319,083	$302,531	$106,464	$(12,371)	$396,624
Net income	—	—	43,963	—	43,963
Other comprehensive income	—	—	—	2,493	2,493
Stock issued under stock award plans	49,303	—	—	—	—
Stock compensation expense	—	1,040	—	—	1,040
Stock forfeitures	(999)	—	—	—	—
Cash dividends paid ($0.60 per share)	—	—	(12,812)	—	(12,812)
Balance at September 30, 2025	21,367,387	$303,571	$137,615	$(9,878)	$431,308
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$43,963	$32,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,900	5,650
Depreciation and amortization	(50)	1,407
Amortization of deferred loan fees and costs	370	(272)
Amortization of premiums and discounts on securities	609	721
Amortization of subordinated note issuance costs	109	109
Amortization of low income housing tax credits	1,239	386
Stock compensation expense	1,040	876
Earnings on BOLI	(590)	(462)
Deferred tax provision	722	24
Loans originated for sale	(1,384)	(19,358)
Gain on sale of loans	(244)	(1,124)
Gross proceeds from sale of loans	3,531	17,572
Gain on equity investments	845	(242)
Net changes in:
Interest receivable and other assets	(5,672)	1,073
Interest payable and other liabilities	62	(4,195)
Operating lease liability	605	(727)
Net cash provided by operating activities	52,055	33,792
Cash flows from investing activities:
Maturities, prepayments, and calls of securities available-for-sale	7,574	6,370
Purchases of securities available-for-sale	(1,030)	—
Capital call for equity investments	(1,638)	(2,802)
Proceeds received from equity investments	283	530
Low income housing tax credits	(5,381)	(10,559)
Net change in time deposits in banks	4,021	1,740
Loan originations, net of repayments	(356,230)	(369,697)
Purchase of premises and equipment	(559)	(522)
Purchase of BOLI	(3,710)	(1,550)
Other real estate sale proceeds	87	—
Net cash used in investing activities	(356,583)	(376,490)
Cash flows from financing activities:
Net change in deposits	545,444	373,083
Proceeds from issuance of stock, net of issuance costs	—	80,870
Advances (payments) on other borrowings	—	(170,000)
Cash dividends paid	(12,812)	(11,979)
Net cash provided by financing activities	532,632	271,974
Net change in cash and cash equivalents	228,104	(70,724)
Cash and cash equivalents at beginning of period	352,343	321,576
Cash and cash equivalents at end of period	$580,447	$250,852

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$71,925	$65,223
Income taxes paid	18,011	11,388
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	1,344	11,464
Unrealized gain on securities	4,063	2,889
Operating lease liabilities exchanged for ROUA	2,970	2,225
ROUA acquired	(2,970)	(2,225)
Net change in commitment for low income housing tax credits	(10,000)	191
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
The Company, through the Bank, provides financial services to customers who are predominately small and middle-market businesses, professionals, and individuals residing in the Northern California region. The Company’s primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit, and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has nine branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, Yuba City, San Francisco, and Walnut Creek.
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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2025.
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
(g) Reclassifications

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

Table 2.1 summarizes the Company’s assets and liabilities required to be recorded at fair value on a recurring basis.

Table 2.1: Fair Value on a Recurring Basis
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
September 30, 2025
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$95,635	$—	$95,635	$—	OCI

December 31, 2024
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$98,194	$—	$98,194	$—	OCI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of September 30, 2025 and December 31, 2024, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of September 30, 2025 and December 31, 2024, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.
Disclosures about Fair Value of Financial Instruments
Table 2.2 is a summary of fair value estimates for financial instruments as of September 30, 2025 and December 31, 2024. The carrying amounts in Table 2.2 are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

Table 2.2: Fair Value Estimates for Financial Instruments
	September 30, 2025			December 31, 2024
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$580,447	$580,447	Level 1	$352,343	$352,343	Level 1
Time deposits in banks	100	100	Level 1	4,121	4,121	Level 1
Securities available-for-sale	95,635	95,635	Level 2	98,194	98,194	Level 2
Securities held-to-maturity	2,190	1,996	Level 3	2,720	2,353	Level 3
Loans held for sale	—	—	Level 2	3,247	3,597	Level 2
Loans held for investment, net of allowance for credit losses	3,845,198	3,786,585	Level 3	3,494,895	3,412,032	Level 3
Financial liabilities:
Time deposits	625,580	624,992	Level 2	670,154	669,078	Level 2
Subordinated notes	74,004	73,546	Level 3	73,895	73,371	Level 3
The Company used the following methods and assumptions to estimate the fair value of its financial instruments at September 30, 2025 and December 31, 2024:
Cash and cash equivalents and time deposits in banks: The carrying amount is estimated to be fair value due to the liquid nature of the assets and their short-term maturities.
Investment securities: See discussion above for the methods and assumptions used by the Company to estimate the fair value of available-for-sale investment securities. The fair value of held-to-maturity securities is estimated by calculating the net present value of future cash flows based on observable market data, such as interest rates and yield curves (observable at commonly quoted intervals) as provided by an independent third party.
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
A summary of the amortized cost and fair value related to securities held-to-maturity as of September 30, 2025 and December 31, 2024 is presented in Table 3.1. Securities held-to-maturity, at amortized cost, had a $20.0 thousand allowance for credit losses as of September 30, 2025 and December 31, 2024.

Table 3.1: Securities Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
September 30, 2025
Obligations of states and political subdivisions	$2,190	$—	$(194)	$1,996
Total held-to-maturity	$2,190	$—	$(194)	$1,996
December 31, 2024
Obligations of states and political subdivisions	$2,720	$—	$(367)	$2,353
Total held-to-maturity	$2,720	$—	$(367)	$2,353
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

As of September 30, 2025 and December 31, 2024, the allowance for credit losses on held-to-maturity securities, at amortized cost, was $20.0 thousand. The Company did not record an allowance for credit losses on available-for-sale securities as of September 30, 2025 or December 31, 2024.
A summary of the amortized cost and fair value related to securities available-for-sale as of September 30, 2025 and December 31, 2024 is presented in Table 3.2. Securities available-for-sale did not have an allowance for credit losses as of September 30, 2025 or December 31, 2024.

Table 3.2: Securities Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
September 30, 2025
U.S. government agency securities	$7,620	$132	$(68)	$7,684
Mortgage-backed securities	58,389	26	(9,099)	49,316
Obligations of states and political subdivisions	40,866	—	(4,421)	36,445
Collateralized mortgage obligations	260	—	(16)	244
Corporate bonds	2,000	—	(54)	1,946
Total available-for-sale	$109,135	$158	$(13,658)	$95,635
December 31, 2024
U.S. government agency securities	$8,293	$152	$(100)	$8,345
Mortgage-backed securities	62,397	6	(11,833)	50,570
Obligations of states and political subdivisions	42,762	1	(5,626)	37,137
Collateralized mortgage obligations	305	—	(26)	279
Corporate bonds	2,000	—	(137)	1,863
Total available-for-sale	$115,757	$159	$(17,722)	$98,194

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2025 and December 31, 2024 are shown in Table 3.3. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3.3: Contractual Maturities - Investment Securities
(in thousands)	September 30, 2025				December 31, 2024
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$170	$155	$—	$—	$210	$182	$—	$—
After one but within five years	865	788	1,262	1,209	945	818	798	737
After five years through ten years	1,155	1,053	12,269	11,259	1,380	1,193	9,221	8,108
After ten years	—	—	27,335	23,977	185	160	32,743	28,292

Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	7,620	7,684	—	—	8,293	8,345
Mortgage-backed securities	—	—	58,389	49,316	—	—	62,397	50,570
Collateralized mortgage obligations	—	—	260	244	—	—	305	279
Corporate bonds	—	—	2,000	1,946	—	—	2,000	1,863
Total	$2,190	$1,996	$109,135	$95,635	$2,720	$2,353	$115,757	$98,194

During the three and nine months ended September 30, 2025, one investment security was purchased for $1.0 million, as compared to no securities purchased during the three and nine months ended September 30, 2024. There were no sales of investment securities during the three and nine months ended September 30, 2025 or September 30, 2024.

Table 3.4: Pledged Investment Securities
(in thousands)	September 30, 2025	December 31, 2024
Pledged to:
The State of California, securing deposits of public funds and borrowings	$48,221	$49,477
The Federal Reserve Discount Window, increasing borrowing capacity	42,398	45,576
Total pledged investment securities	$90,619	$95,053
Table 3.5 details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024.

Table 3.5: Securities Available-for-Sale in Continuous Unrealized Loss Positions
(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2025
U.S. government agency securities	$4,182	$(17)	$2,091	$(51)	$6,273	$(68)
Mortgage-backed securities	—	—	48,220	(9,099)	48,220	(9,099)
Obligations of states and political subdivisions	357	(24)	36,087	(4,397)	36,444	(4,421)
Collateralized mortgage obligations	—	—	244	(16)	244	(16)
Corporate bonds	—	—	1,946	(54)	1,946	(54)
Total temporarily impaired securities	$4,539	$(41)	$88,588	$(13,617)	$93,127	$(13,658)

December 31, 2024
U.S. government agency securities	$2,316	$(11)	$4,082	$(89)	$6,398	$(100)
Mortgage-backed securities	—	—	49,476	(11,833)	49,476	(11,833)
Obligations of states and political subdivisions	—	—	35,630	(5,626)	35,630	(5,626)
Collateralized mortgage obligations	—	—	279	(26)	279	(26)
Corporate bonds	—	—	1,863	(137)	1,863	(137)
Total temporarily impaired securities	$2,316	$(11)	$91,330	$(17,711)	$93,646	$(17,722)
There were 149 and 147 available-for-sale securities in unrealized loss positions at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the investment portfolio included 140 investment securities that had been in a continuous loss position for twelve months or more and nine investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at both September 30, 2025 and December 31, 2024, which at December 31, 2024 had been in a continuous loss position for more than twelve months.
Obligations issued or guaranteed by government agencies such as the GNMA and the SBA, or GSEs under conservatorship such as the FNMA and the FHLMC, are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.

The Company’s investment in obligations of states and political subdivisions is deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
Non-Marketable Securities
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million of FHLB stock at both September 30, 2025 and December 31, 2024. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at September 30, 2025 or December 31, 2024.
Equity investments: The Company is a limited partner in certain venture-backed capital funds. The Company held $11.6 million and $9.3 million of equity investments at September 30, 2025 and December 31, 2024, respectively, included in “Interest receivable and other assets” in the unaudited consolidated balance sheets.

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

Table 4.1: Loans Outstanding
(in thousands)	September 30, 2025	December 31, 2024
Real estate:
Commercial	$3,144,303	$2,857,173
Commercial land and development	934	3,849
Commercial construction	136,988	111,318
Residential construction	5,976	4,561
Residential	35,739	32,774
Farmland	57,572	47,241
Commercial:
Secured	191,170	170,548
Unsecured	38,658	27,558
Consumer and other	278,209	279,584
Subtotal	3,889,549	3,534,606
Net deferred loan fees	(2,290)	(1,920)
Loans held for investment	3,887,259	3,532,686
Allowance for credit losses	(42,061)	(37,791)
Loans held for investment, net of allowance for credit losses	$3,845,198	$3,494,895
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
Farmland loans: Farmland loans are generally made to producers and processors of crops and livestock. Repayment is primarily from the sale of an agricultural product or service. Farmland loans are secured by real property and are susceptible to changes in market demand for specific commodities. This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions, changes in business cycles, and adverse weather conditions.
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

Table 4.2: Loans by Risk Category and Vintage

	Amortized Cost Basis by Origination Year as of September 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$451,963	$415,445	$299,100	$850,562	$591,702	$428,277	$5,554	$—	$3,042,603
Watch	1,048	637	4,287	27,435	20,534	24,456	1,806	200	80,403
Substandard	—	—	—	—	3,722	14,674	—	—	18,396
Total	453,011	416,082	303,387	877,997	615,958	467,407	7,360	200	3,141,402
Commercial land and development
Pass	405	139	—	—	—	387	—	—	931
Total	405	139	—	—	—	387	—	—	931
Commercial construction
Pass	13,728	25,464	96,907	524	—	—	—	—	136,623
Total	13,728	25,464	96,907	524	—	—	—	—	136,623
Residential construction
Pass	96	5,817	—	—	—	—	—	—	5,913
Total	96	5,817	—	—	—	—	—	—	5,913
Residential
Pass	4,260	6,017	4,740	2,814	9,024	7,637	1,272	—	35,764
Total	4,260	6,017	4,740	2,814	9,024	7,637	1,272	—	35,764
Farmland
Pass	15,961	1,446	2,019	6,138	8,239	23,732	—	—	57,535
Total	15,961	1,446	2,019	6,138	8,239	23,732	—	—	57,535
Commercial:
Secured
Pass	26,611	28,678	16,498	17,261	7,406	17,424	65,707	—	179,585
Watch	182	97	713	6,932	1,798	1,143	1,490	—	12,355
Substandard	—	—	—	85	—	21	—	—	106
Total	26,793	28,775	17,211	24,278	9,204	18,588	67,197	—	192,046
Unsecured
Pass	10,852	8,328	2,850	1,400	1,971	3,202	10,086	—	38,689
Total	10,852	8,328	2,850	1,400	1,971	3,202	10,086	—	38,689
Consumer and other
Pass	56,013	187,480	24,237	5,716	4,550	166	187	—	278,349
Substandard	—	—	—	7	—	—	—	—	7
Total	56,013	187,480	24,237	5,723	4,550	166	187	—	278,356
Total
Pass	579,889	678,814	446,351	884,415	622,892	480,825	82,806	—	3,775,992
Watch	1,230	734	5,000	34,367	22,332	25,599	3,296	200	92,758
Substandard	—	—	—	92	3,722	14,695	—	—	18,509
Total	$581,119	$679,548	$451,351	$918,874	$648,946	$521,119	$86,102	$200	$3,887,259

Table 4.2: Loans by Risk Category and Vintage (continued)

	Amortized Cost Basis by Origination Year as of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$427,209	$298,408	$881,675	$618,052	$202,356	$312,622	$3,688	$—	$2,744,010
Watch	641	8,193	42,531	31,895	16,969	6,316	1,391	—	107,936
Substandard	—	—	—	—	—	2,585	—	—	2,585
Total	427,850	306,601	924,206	649,947	219,325	321,523	5,079	—	2,854,531
Commercial land and development
Pass	1,781	—	1,237	—	180	656	—	—	3,854
Total	1,781	—	1,237	—	180	656	—	—	3,854
Commercial construction
Pass	13,757	72,933	13,112	—	11,231	—	—	—	111,033
Total	13,757	72,933	13,112	—	11,231	—	—	—	111,033
Residential construction
Pass	4,560	—	—	—	—	—	—	—	4,560
Total	4,560	—	—	—	—	—	—	—	4,560
Residential
Pass	6,080	4,783	2,869	9,483	2,201	6,246	1,134	—	32,796
Total	6,080	4,783	2,869	9,483	2,201	6,246	1,134	—	32,796
Farmland
Pass	1,054	2,042	7,032	11,467	6,960	17,373	—	—	45,928
Watch	501	—	791	—	—	—	—	—	1,292
Total	1,555	2,042	7,823	11,467	6,960	17,373	—	—	47,220
Commercial:
Secured
Pass	26,536	20,427	21,142	9,607	9,144	14,400	55,914	—	157,170
Watch	—	301	9,840	2,581	107	1,289	—	—	14,118
Substandard	—	—	—	—	—	48	—	—	48
Total	26,536	20,728	30,982	12,188	9,251	15,737	55,914	—	171,336
Unsecured
Pass	8,071	4,499	2,815	3,494	4,817	1,364	2,515	—	27,575
Total	8,071	4,499	2,815	3,494	4,817	1,364	2,515	—	27,575
Consumer and other
Pass	232,420	33,453	7,874	5,812	6	207	—	—	279,772
Substandard	—	—	9	—	—	—	—	—	9
Total	232,420	33,453	7,883	5,812	6	207	—	—	279,781
Total
Pass	721,468	436,545	937,756	657,915	236,895	352,868	63,251	—	3,406,698
Watch	1,142	8,494	53,162	34,476	17,076	7,605	1,391	—	123,346
Substandard	—	—	9	—	—	2,633	—	—	2,642
Total	$722,610	$445,039	$990,927	$692,391	$253,971	$363,106	$64,642	$—	$3,532,686
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

Table 4.3 shows the age analysis of past due loans by class as of the dates shown.

Table 4.3: Age Analysis of Past Due Loans by Class
(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
September 30, 2025
Real estate:
Commercial	$—	$—	$—	$—	$3,141,402	$3,141,402
Commercial land and development	—	—	—	—	931	931
Commercial construction	—	—	—	—	136,623	136,623
Residential construction	—	—	—	—	5,913	5,913
Residential	—	—	—	—	35,764	35,764
Farmland	—	—	—	—	57,535	57,535
Commercial:
Secured	1,217	48	—	1,265	190,781	192,046
Unsecured	—	—	—	—	38,689	38,689
Consumer and other	71	6	—	77	278,279	278,356
Total	$1,288	$54	$—	$1,342	$3,885,917	$3,887,259

December 31, 2024
Real estate:
Commercial	$—	$—	$—	$—	$2,854,531	$2,854,531
Commercial land and development	—	—	—	—	3,854	3,854
Commercial construction	—	—	—	—	111,033	111,033
Residential construction	—	—	—	—	4,560	4,560
Residential	—	—	—	—	32,796	32,796
Farmland	—	—	—	—	47,220	47,220
Commercial:
Secured	1,107	—	—	1,107	170,229	171,336
Unsecured	—	—	—	—	27,575	27,575
Consumer and other	67	—	—	67	279,714	279,781
Total	$1,174	$—	$—	$1,174	$3,531,512	$3,532,686
There were no loans greater than 90 days past due and still accruing interest income as of September 30, 2025 or December 31, 2024.
No collateral dependent loans were in process of foreclosure at September 30, 2025 or December 31, 2024. The Company had one collateral dependent commercial real estate loan outstanding as of September 30, 2025 and December 31, 2024 in the amount of $1.6 million and $1.8 million, respectively, for which the applicable borrower was experiencing financial difficulty.

Non-accrual loans, segregated by class, as of September 30, 2025 and December 31, 2024 are shown in Table 4.4.

Table 4.4: Non-accrual Loans
(in thousands)	September 30, 2025	December 31, 2024
Real estate:
Commercial	$1,873	$1,750
Commercial:
Secured	256	48
Total non-accrual loans	$2,129	$1,798
No interest income was recognized on non-accrual loans in the three and nine months ended September 30, 2025 or September 30, 2024. Non-accrual real estate loans did not have an allowance for credit losses as of September 30, 2025. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $42.5 thousand and $112.6 thousand for the three and nine months ended September 30, 2025, respectively, as compared to $37.8 thousand and $115.2 thousand for the three and nine months ended September 30, 2024, respectively.
Allowance for Credit Losses
Table 4.5 discloses activity in the allowance for credit losses for the periods indicated.

Table 4.5: Allowance for Credit Losses
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended September 30, 2025
Real estate:
Commercial	$27,792	$(280)	$—	$(4,039)	$23,473
Commercial land and development	33	—	—	(3)	30
Commercial construction	2,575	—	—	1,780	4,355
Residential construction	75	—	—	33	108
Residential	334	—	—	17	351
Farmland	723	—	—	(298)	425
Commercial:
Secured	5,623	(503)	150	5,130	10,400
Unsecured	417	—	—	21	438
Consumer and other	2,595	(68)	95	(141)	2,481
Total	$40,167	$(851)	$245	$2,500	$42,061

Table 4.5: Allowance for Credit Losses (continued)
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended September 30, 2024
Real estate:
Commercial	$24,708	$—	$—	$1,509	$26,217
Commercial land and development	72	—	—	17	89
Commercial construction	1,097	—	—	659	1,756
Residential construction	100	—	—	(53)	47
Residential	195	—	—	89	284
Farmland	402	—	—	179	581
Commercial:
Secured	7,386	(837)	53	(553)	6,049
Unsecured	214	(5)	34	8	251
Consumer and other	1,232	(59)	41	1,095	2,309
Total	$35,406	$(901)	$128	$2,950	$37,583

Nine months ended September 30, 2025
Real estate:
Commercial	$25,864	$(280)	$—	$(2,111)	$23,473
Commercial land and development	78	—	—	(48)	30
Commercial construction	2,268	—	—	2,087	4,355
Residential construction	64	—	—	44	108
Residential	270	—	—	81	351
Farmland	607	—	—	(182)	425
Commercial:
Secured	5,866	(2,764)	310	6,988	10,400
Unsecured	278	(50)	—	210	438
Consumer and other	2,496	(211)	215	(19)	2,481
Total	$37,791	$(3,305)	$525	$7,050	$42,061

Nine months ended September 30, 2024
Real estate:
Commercial	$29,015	$—	$—	$(2,798)	$26,217
Commercial land and development	178	—	—	(89)	89
Commercial construction	718	—	—	1,038	1,756
Residential construction	89	—	—	(42)	47
Residential	151	—	—	133	284
Farmland	399	—	—	182	581
Commercial:
Secured	3,314	(3,075)	292	5,518	6,049
Unsecured	189	(75)	34	103	251
Consumer and other	378	(202)	228	1,905	2,309
Total	$34,431	$(3,352)	$554	$5,950	$37,583

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the unaudited consolidated statements of income.

Table 4.6: Unfunded Loan Commitment Reserves
	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance at beginning of period	$597	$1,147	$747	$1,247
Provision (benefit)	—	(200)	(150)	(300)
Balance at end of period	$597	$947	$597	$947
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $2.1 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $1.3 billion and $1.2 billion at September 30, 2025 and December 31, 2024, respectively, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 6, Subordinated Notes and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Table 5.1 shows the composition of interest-bearing deposits as of September 30, 2025 and December 31, 2024.

Table 5.1: Interest-Bearing Deposits
(in thousands)	September 30, 2025	December 31, 2024
Interest-bearing transaction accounts	$309,118	$315,217
Savings accounts	137,500	124,702
Money market accounts	1,972,158	1,525,292
Time accounts, $250 or more	379,368	344,129
Other time accounts	246,212	326,025
Total interest-bearing deposits	$3,044,356	$2,635,365
Time deposits totaled $625.6 million and $670.2 million as of September 30, 2025 and December 31, 2024, respectively. Scheduled maturities of time deposits as of September 30, 2025 for the next five years are shown in Table 5.2.

Table 5.2: Scheduled Maturities of Time Deposits
(in thousands)
2025	$563,810
2026	60,596
2027	1,113
2028	61
2029	—
Total time deposits	$625,580

Total deposits include deposits offered through the IntraFi Network that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest-bearing transaction deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at September 30, 2025 or December 31, 2024. The composition of network deposits as of September 30, 2025 and December 31, 2024 is shown in Table 5.3.

Table 5.3: Network Deposits
(in thousands)	September 30, 2025	December 31, 2024
CDARS	$22,129	$19,292
ICS	903,354	674,453
Total network deposits	$925,483	$693,745
Table 5.4 presents interest expense recognized on interest-bearing deposits for the periods ended September 30, 2025 and 2024.

Table 5.4: Interest Expense Recognized on Interest-Bearing Deposits
	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest-bearing transaction accounts	$1,194	$1,237	$3,350	$3,467
Savings accounts	895	979	2,468	2,697
Money market accounts	15,348	14,688	41,052	40,231
Time accounts, $250 or more	4,015	2,387	11,716	8,622
Other time accounts	2,884	1,785	10,602	4,287
Total interest expense on interest-bearing deposits	$24,336	$21,076	$69,188	$59,304
Note 6: Subordinated Notes and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (7.61% as of September 30, 2025) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.5 million has been amortized as of September 30, 2025. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At September 30, 2025 and December 31, 2024, the carrying value of the Company’s subordinated notes outstanding was $74.0 million and $73.9 million, respectively.
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

Table 6.1: Financing Availability with the FHLB
(in thousands)	September 30, 2025	December 31, 2024
Total financing ability from the FHLB	$1,420,987	$1,212,209
Less: outstanding borrowings	—	—
Less: LCs pledged to secure State of California deposits	312,500	281,500
Less: LCs pledged to secure local agency deposits	450,000	420,000
Total LCs issued	762,500	701,500
Available borrowing capacity with the FHLB	$658,487	$510,709
As of September 30, 2025 and December 31, 2024, the Company had the ability to borrow from the Federal Reserve Discount Window. The borrowings were available at an interest rate of 4.25% as of September 30, 2025. At September 30, 2025 and December 31, 2024, the borrowing capacity under this arrangement was $918.4 million and $862.1 million, respectively. There were no amounts outstanding at September 30, 2025 or December 31, 2024. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.
At September 30, 2025 the Company had five unsecured federal funds lines of credit totaling $185.0 million with five of its correspondent banks. At December 31, 2024, the Company had five unsecured federal funds lines of credit totaling $175.0 million with five of its correspondent banks. The borrowings were available at interest rates ranging from 4.25% to 5.45% as of September 30, 2025. There were no amounts outstanding at September 30, 2025 or December 31, 2024.
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

Table 7.1: EPS
	Three months ended		Nine months ended
(in thousands, except share count and earnings per common share)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$16,344	$10,941	$43,963	$32,354

Basic weighted average common shares outstanding	21,231,563	21,182,143	21,222,504	19,809,298
Add: Dilutive effects of assumed vesting of restricted stock	50,255	50,615	45,823	50,344
Total dilutive weighted average common shares outstanding	21,281,818	21,232,758	21,268,327	19,859,642
Earnings per common share:
Basic EPS	$0.77	$0.52	$2.07	$1.63
Diluted EPS	$0.77	$0.52	$2.07	$1.63
The Company did not have any anti-dilutive shares at September 30, 2025 or September 30, 2024.

(b) Dividends
The board of directors declared on July 17, 2025, and the Company subsequently paid, a cash dividend of $0.20 per share, totaling $4.3 million.
(c) Stock-Based Incentive Arrangement
The Company’s stock-based compensation consists of RSAs granted under its historical stock-based incentive arrangement (the “Historical Incentive Plan”) and RSAs and performance stock awards (“PSUs”) issued under the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”).
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
Beginning in 2025, the Company granted PSUs under the Equity Incentive Plan to certain executives. Performance is measured over a three-year period and cliff vested. Based on the achievement of the pre-established goals, actual payouts can range from 0% to 150% of the target award. As such, the PSUs are considered variable awards, as the number of shares and fair value are not known at the date of grant. An estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly, and total compensation expense is adjusted for any change in the current period. The estimate of the number of shares expected to vest is also used to accrue for dividends to be paid at the end of the vesting period.
The Company recognized $0.4 million and $0.3 million of non-cash stock compensation expense for the three months ended September 30, 2025 and September 30, 2024, respectively. The Company recognized $1.0 million and $0.9 million of non-cash stock compensation expense for the nine months ended September 30, 2025 and September 30, 2024, respectively.
As of September 30, 2025, there was approximately $2.5 million of unrecognized compensation expense related to the 135,844 unvested RSAs. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits and related expense are expected to be recognized over the weighted average term remaining on the unvested RSAs of 2.85 years as of September 30, 2025. The impact of tax benefits for dividends paid on unvested RSAs on the Company’s unaudited consolidated statements of income for the three and nine months ended September 30, 2025 and September 30, 2024 was immaterial.

Table 7.2 summarizes activity related to restricted shares for the periods indicated.

Table 7.2: Unvested Restricted Share Activity
	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	129,448	$22.08	137,457	$21.43	120,577	$21.36	69,338	$20.53
Shares granted	7,062	27.55	—	—	49,303	28.26	96,380	21.97
Shares vested	—	—	—	—	(33,037)	21.33	(26,975)	21.03
Shares forfeited	(666)	21.97	—	—	(999)	21.97	(1,286)	21.54
End of the period balance	135,844	$23.86	137,457	$21.43	135,844	$23.86	137,457	$21.43
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

Table 8.1: Unfunded Loan Commitments and Standby Letters of Credit
(in thousands)	September 30, 2025	December 31, 2024
Commercial lines of credit	$259,629	$230,063
Undisbursed commercial real estate loans	92,742	98,508
Undisbursed construction loans	91,531	74,671
Agricultural lines of credit	25,065	21,155
Undisbursed residential real estate loans	6,838	7,225
Other	1,800	1,973
Total commitments and standby letters of credit	$477,605	$433,595
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $0.6 million as of September 30, 2025 and $0.7 million as of December 31, 2024, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.

In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 86.94% of the Company’s loan portfolio at September 30, 2025 and 86.41% of the Company’s loan portfolio at December 31, 2024. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At September 30, 2025, the Company had 120 deposit relationships that exceeded $5.0 million each, totaling $2.5 billion, or approximately 60.14% of total deposits. The Company’s largest single deposit relationship at September 30, 2025 totaled $290.0 million, or approximately 7.07% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled approximately $38.5 million and $29.2 million at September 30, 2025 and December 31, 2024, respectively.
Equity investments: The Company is a limited partner and has committed to and is invested in a limited number of venture-backed capital funds. As of September 30, 2025 and December 31, 2024, the balance of these investments totaled approximately $11.6 million and $9.3 million, respectively. As of September 30, 2025 and December 31, 2024, the estimated remaining commitment for these funds totaled $14.2 million and $10.8 million, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.
Note 9: Subsequent Events
On October 16, 2025, the board of directors of the Company declared a cash dividend of $0.20 per common share, which the Company expects to pay on November 10, 2025 to shareholders of record as of November 3, 2025.

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
•the impact of the current or any future U.S. federal government shutdown and uncertainty regarding the U.S. federal government’s debt limit and credit rating;
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
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2024 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 and June 30, 2025, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through nine branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At September 30, 2025, we had total assets of $4.6 billion, total loans held for investment of $3.9 billion, and total deposits of $4.1 billion.
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
ACL
The ACL represents the estimated expected credit losses in our loan and investment portfolios and is estimated as of September 30, 2025 using CECL. The ACL is established through a provision for credit losses charged to operations. Loans and investments are charged against the ACL when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the ACL.
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

Executive Summary
Net income for the three and nine months ended September 30, 2025 totaled $16.3 million and $44.0 million, respectively, as compared to net income of $10.9 million and $32.4 million for the three and nine months ended September 30, 2024, respectively.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Deposits. Total deposits increased by $545.4 million, or 15.33%, from $3.6 billion at December 31, 2024 to $4.1 billion at September 30, 2025. Non-wholesale deposits increased by $599.0 million in the first nine months of 2025 to $3.6 billion at September 30, 2025. Wholesale deposits, which the Company defines as brokered deposits and California Time Deposit Program deposits, decreased by $53.6 million in the first nine months of 2025 to $506.4 million. Non-interest-bearing deposits increased by $136.5 million in the first nine months of 2025 to $1.1 billion, and represented 25.81% of total deposits at September 30, 2025, as compared to 25.93% of total deposits at December 31, 2024. Our loan to deposit ratio was 94.73% at September 30, 2025, as compared to 99.38% at December 31, 2024.
•Assets. Total assets were $4.6 billion at September 30, 2025, representing a $588.5 million, or 14.52%, increase compared to $4.1 billion at December 31, 2024.
•Loans. Total loans held for investment were $3.9 billion at September 30, 2025, as compared to $3.5 billion at December 31, 2024, an increase of $354.6 million, or 10.04%. The increase was a result of $931.8 million in loan originations and advances, partially offset by $219.8 million and $357.5 million in loan payoffs and paydowns, respectively. The $354.6 million increase in total loans held for investment included $70.7 million in purchases of loans within the consumer concentration of the loan portfolio.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $2.1 million, or 0.05% of total loans held for investment at September 30, 2025, as compared to $1.8 million, or 0.05% of total loans held for investment at December 31, 2024. The ratio of the allowance for credit losses to total loans held for investment was 1.08% at September 30, 2025 and 1.07% at December 31, 2024.
•Net Interest Margin. Net interest margin was 3.56% and 3.52%, respectively, for the three and nine months ended September 30, 2025, and 3.37% and 3.30%, respectively, for the three and nine months ended September 30, 2024. The increase in net interest margin for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily due to loan growth and an improvement in the average yield on loans, partially offset by an increase in interest expense driven by deposit growth. The increase in net interest margin for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to loan growth and an improvement in the average yield on loans, partially offset by an increase in interest expense driven by deposit growth.
•Efficiency Ratio. Efficiency ratio was 40.13% for the three months ended September 30, 2025, down from 43.37% for the corresponding period of 2024, mainly due to a $9.0 million, or 29.49%, increase in net interest income during the same period. Additionally, efficiency ratio was 41.18% for the nine months ended September 30, 2025, down from 43.96% for the corresponding period of 2024, mainly due to a $23.6 million, or 27.39%, increase in net interest income during the same period.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of September 30, 2025. The total risk-based capital ratio for the Company was 13.59% at September 30, 2025, as compared to 13.99% at December 31, 2024. The Tier 1 leverage ratio was 9.78% at September 30, 2025, as compared to 10.05% at December 31, 2024. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.20 per share on July 17, 2025.

Highlights of our financial results are presented in the following tables:

Table 1: Highlights of Financial Results
(dollars in thousands)	September 30, 2025	December 31, 2024
Selected financial condition data:
Total assets	$4,641,770	$4,053,278
Total loans held for investment	3,887,259	3,532,686
Total deposits	4,103,438	3,557,994
Total subordinated notes, net	74,004	73,895
Total shareholders’ equity	431,308	396,624
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.08%	1.07%
Allowance for credit losses to nonperforming loans	1,975.62%	2,101.78%
Nonperforming loans to total loans held for investment	0.05%	0.05%
Capital ratios:
Total capital (to risk-weighted assets)	13.59%	13.99%
Tier 1 capital (to risk-weighted assets)	10.77%	11.02%
Common equity Tier 1 capital (to risk-weighted assets)	10.77%	11.02%
Tier 1 leverage	9.78%	10.05%
Total shareholders’ equity to total assets	9.29%	9.79%
Tangible shareholders’ equity to tangible assets[1]	9.29%	9.79%

Table 2: Highlights of Financial Results (continued)
	For the three months ended		For the nine months ended
(dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Selected operating data:
Net interest income	$39,348	$30,386	$109,840	$86,222
Provision for credit losses	2,500	2,750	6,900	5,650
Non-interest income	1,966	1,381	5,135	4,787
Non-interest expense	16,580	13,776	47,351	40,005
Net income	16,344	10,941	43,963	32,354

Per common share data:
Earnings per common share:
Basic	$0.77	$0.52	$2.07	$1.63
Diluted	$0.77	$0.52	$2.07	$1.63
Book value per share	$20.19	$18.29	$20.19	$18.29
Tangible book value per share[2]	$20.19	$18.29	$20.19	$18.29

Performance and other financial ratios:
ROAA	1.44%	1.18%	1.37%	1.21%
ROAE	15.35%	11.31%	14.29%	12.43%
Net interest margin	3.56%	3.37%	3.52%	3.30%
Cost of funds	2.51%	2.72%	2.53%	2.64%
Efficiency ratio	40.13%	43.37%	41.18%	43.96%
Cash dividend payout ratio on common stock[3]	25.97%	38.46%	28.99%	36.81%

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

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.
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
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Net interest income increased by $9.0 million, or 29.49%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and our net interest margin increased 19 basis points during the same period. The increase in net interest income is primarily attributable to an increase in interest income driven by loan growth and an improvement in the average yield on loans, partially offset by an increase in interest expense driven by deposit growth. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 3 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 3: Average Balances, Interest, and Yield/Rate
	For the three months ended September 30, 2025			For the three months ended September 30, 2024
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$451,534	$5,009	4.40%	$126,266	$1,657	5.22%
Investment securities[1,2]	96,806	579	2.38%	106,256	620	2.32%
Loans held for investment and sale[1,3]	3,831,851	59,257	6.14%	3,354,050	50,390	5.98%
Total interest-earning assets[1]	4,380,191	64,845	5.87%	3,586,572	52,667	5.84%
Interest receivable and other assets, net[4]	110,118			91,965
Total assets	$4,490,309			$3,678,537
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$300,642	$1,194	1.58%	$302,188	$1,237	1.63%
Savings accounts[1]	130,973	895	2.71%	124,851	979	3.12%
Money market accounts[1]	1,874,089	15,348	3.25%	1,578,244	14,688	3.70%
Time accounts[1]	639,434	6,899	4.28%	326,640	4,172	5.08%
Subordinated notes and other borrowings[1]	73,981	1,161	6.23%	76,988	1,205	6.23%
Total interest-bearing liabilities	3,019,119	25,497	3.35%	2,408,911	22,281	3.68%
Demand accounts	1,016,560			852,872
Interest payable and other liabilities	32,210			32,062
Shareholders’ equity	422,420			384,692
Total liabilities and shareholders’ equity	$4,490,309			$3,678,537
Net interest spread[5]			2.52%			2.16%
Net interest income/margin[6]		$39,348	3.56%		$30,386	3.37%
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

Table 4: Interest Income and Expense Change Analysis
	For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$3,613	$(261)	$3,352
Investment securities	(55)	14	(41)
Loans held for investment and sale	7,509	1,358	8,867
Total interest-earning assets	11,067	1,111	12,178
Interest-bearing transaction accounts	(6)	(37)	(43)
Savings accounts	41	(125)	(84)
Money market accounts	2,560	(1,900)	660
Time accounts	3,387	(660)	2,727
Subordinated notes and other borrowings	(44)	—	(44)
Total interest-bearing liabilities	5,938	(2,722)	3,216
Changes in net interest income/margin	$5,129	$3,833	$8,962
Net interest income during the three months ended September 30, 2025 increased to $39.3 million compared to $30.4 million during the three months ended September 30, 2024. Net interest margin totaled 3.56% for the three months ended September 30, 2025, compared to 3.37% in the same quarter of the prior year. The increase in net interest income is primarily attributable to an additional $12.2 million in interest income, mainly due to a $477.8 million, or 14.25%, increase in the average balance of loans and a 16 basis point improvement in the average yield on loans during the three months ended September 30, 2025 compared to the same quarter of the prior year. The increase in interest income was partially offset by an additional $3.2 million in interest expense compared to the same quarter of the prior year. The increase in interest expense is mainly attributable to a $776.9 million, or 24.39%, increase in the average balance of deposits at an average rate of 19 basis points lower during the three months ended September 30, 2025 compared to the same quarter of the prior year. In addition, the average balance of non-interest-bearing deposits increased by $163.7 million, or 19.19%, compared to the same period of the prior year.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Net interest income increased by $23.6 million, or 27.39%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, and our net interest margin increased 22 basis points when compared to the same period in 2024. The increase in net interest income is primarily attributable to an increase in interest income driven by loan growth and an improvement in the average yield on loans, partially offset by an increase in interest expense driven by deposit growth. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 5 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 5: Average Balances, Interest, and Yield/Rate
(dollars in thousands)	For the nine months ended September 30, 2025			For the nine months ended September 30, 2024
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$381,107	$12,571	4.41%	$169,244	$6,745	5.32%
Investment securities[1,2]	98,375	1,737	2.36%	107,081	1,923	2.40%
Loans held for investment and sale[1,3]	3,698,120	168,204	6.08%	3,211,941	140,538	5.84%
Total interest-earning assets[1]	4,177,602	182,512	5.84%	3,488,266	149,206	5.71%
Interest receivable and other assets, net[4]	101,825			89,499
Total assets	$4,279,427			$3,577,765
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$295,933	$3,350	1.51%	$298,010	$3,467	1.55%
Savings accounts[1]	125,449	2,468	2.63%	123,170	2,697	2.92%
Money market accounts[1]	1,688,753	41,052	3.25%	1,512,349	40,231	3.55%
Time accounts[1]	690,506	22,318	4.32%	342,978	12,909	5.03%
Subordinated notes and other borrowings[1]	73,952	3,484	6.30%	78,498	3,680	6.26%
Total interest-bearing liabilities	2,874,593	72,672	3.38%	2,355,005	62,984	3.57%
Demand accounts	961,903			837,604
Interest payable and other liabilities	31,674			37,377
Shareholders’ equity	411,257			347,779
Total liabilities and shareholders’ equity	$4,279,427			$3,577,765
Net interest spread[5]			2.46%			2.14%
Net interest income/margin[6]		$109,840	3.52%		$86,222	3.30%
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

Table 6: Interest Income and Expense Change Analysis
(In thousands)	For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$6,983	$(1,157)	$5,826
Investment securities	(156)	(30)	(186)
Loans held for investment and sale	22,006	5,660	27,666
Total interest-earning assets	28,833	4,473	33,306
Interest-bearing transaction accounts	(24)	(93)	(117)
Savings accounts	45	(274)	(229)
Money market accounts	4,119	(3,298)	821
Time accounts	11,221	(1,812)	9,409
Subordinated notes and other borrowings	(219)	23	(196)
Total interest-bearing liabilities	15,142	(5,454)	9,688
Changes in net interest income/margin	$13,691	$9,927	$23,618
Net interest income during the nine months ended September 30, 2025 increased to $109.8 million compared to $86.2 million during the nine months ended September 30, 2024. Net interest margin totaled 3.52% for the nine months ended September 30, 2025, compared to 3.30% for the same period of the prior year. The increase in net interest income is primarily attributable to an additional $33.3 million in interest income, mainly due to a $486.2 million, or 15.14%, increase in the average balance of loans and a 24 basis point improvement in the average yield on loans during the nine months ended September 30, 2025 compared to the same period of the prior year. The increase in interest income was partially offset by an additional $9.7 million in interest expense compared to the same period of the prior year. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing deposits of $524.1 million, or 23.02%, compared to the same period of the prior year. The cost of interest-bearing deposits decreased 18 basis points. In addition, the average balance of non-interest-bearing deposits increased by $124.3 million, or 14.84%, compared to the same period of the prior year.
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
Three months ended September 30, 2025 compared to three months ended September 30, 2024
We recorded a $2.5 million provision for credit losses in the third quarter of 2025, compared to a $2.8 million provision for credit losses for the same period of 2024. The decrease in the provision for credit losses in the third quarter of 2025 is mainly due to loan growth and an overall increase in loss rates related to the annual CECL model refresh. These increases were partially offset by lower net charge-offs recorded in the third quarter of 2025.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
We recorded a $6.9 million provision for credit losses in the first nine months of 2025, as compared to a $5.7 million provision for credit losses for the same period of 2024. The increase in the provision for credit losses recorded during the first nine months of 2025 is mainly due to increases in loan growth and an overall increase in loss rates related to the annual CECL model refresh.
Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, net gain on sale of securities, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Table 7 details the components of non-interest income for the periods indicated.

Table 7: Non-interest Income
	For the three months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Service charges on deposit accounts	$185	$165	$20	12.12%
Gain on sale of loans	—	306	(306)	(100.00)%
Loan-related fees	683	406	277	68.23%
FHLB stock dividends	329	327	2	0.61%
Earnings on BOLI	209	162	47	29.01%
Other income	560	15	545	3,633.33%
Total non-interest income	$1,966	$1,381	$585	42.36%
Gain on sale of loans. The decrease related to an overall decline in the volume of loans sold due to a strategic, intentional reduction in originations of loans held for sale. During the three months ended September 30, 2025, no loans were sold, as compared to approximately $4.4 million of loans sold with an effective yield of 7.03% during the three months ended September 30, 2024.
Loan-related fees. The increase resulted primarily from an increase of $0.3 million in swap referral fees recognized during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Other income. The increase related primarily to an overall improvement in earnings related to equity investments in venture-backed funds during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Table 8 details the components of non-interest income for the periods indicated.

Table 8: Non-interest Income
	For the nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Service charges on deposit accounts	$596	$542	$54	9.96%
Gain on sale of loans	244	1,124	(880)	(78.29)%
Loan-related fees	1,599	1,205	394	32.70%
FHLB stock dividends	985	988	(3)	(0.30)%
Earnings on BOLI	590	462	128	27.71%
Other income	1,121	466	655	140.56%
Total non-interest income	$5,135	$4,787	$348	7.27%
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold due to a strategic, intentional reduction in originations of loans held for sale, partially offset by an improvement in the effective yield of loans sold period-over-period. During the nine months ended September 30, 2025, approximately $3.3 million of loans were sold with an effective yield of 7.41%, as compared to approximately $16.4 million of loans sold with an effective yield of 6.87% during the nine months ended September 30, 2024.
Loan-related fees. The increase related primarily to a $0.3 million increase in swap fees and a $0.1 million increase in credit card-related fees.
Earnings on BOLI. The increase related primarily to an increase in BOLI balances between September 30, 2024 and September 30, 2025 due to the addition of a new policy.
Other income. The increase resulted primarily from a $1.0 million improvement in earnings related to equity investments in venture-backed funds, partially offset by a decrease in income received on equity investments in venture-backed funds from a gain of $0.2 million for the nine months ended September 30, 2024 to a loss of $0.1 million for the nine months ended September 30, 2025.
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

Three months ended September 30, 2025 compared to three months ended September 30, 2024
Table 9 details the components of non-interest expense for the periods indicated.

Table 9: Non-interest Expense
	For the three months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Salaries and employee benefits	$9,716	$7,969	$1,747	21.92%
Occupancy and equipment	700	626	74	11.82%
Data processing and software	1,559	1,327	232	17.48%
FDIC insurance	500	405	95	23.46%
Professional services	932	830	102	12.29%
Advertising and promotional	803	584	219	37.50%
Loan-related expenses	317	292	25	8.56%
Other operating expenses	2,053	1,743	310	17.79%
Total non-interest expense	$16,580	$13,776	$2,804	20.35%
Salaries and employee benefits. The increase related primarily to: (i) a $1.7 million increase in salaries, benefits, and bonus expense, mainly related to a 13.33% increase in headcount between September 30, 2024 and September 30, 2025; and (ii) a $0.5 million increase in commissions paid. This increase was partially offset by a $0.5 million increase in deferred loan origination costs due to a greater number of loan originations, net of purchased consumer loans, period-over-period.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
Professional services. The increase was primarily due to a $0.1 million increase in fees paid for business development consulting services.
Advertising and promotional. The increase related primarily to additional expenses incurred to support the expansion of the Bank’s business development teams, including a $0.1 million increase in expenses related to sponsored events and partnerships and a $0.1 million increase related to client and prospective client development expenses.
Other operating expenses. The increase was primarily due to: (i) a $0.1 million increase in administrative charges, including subscription services and bank charges; (ii) a $0.1 million increase in IntraFi Network fees resulting from an overall increase in balances carried in the network; and (iii) a $0.1 million increase in armored car and courier expenses.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Table 10 details the components of non-interest expense for the periods indicated.

Table 10: Non-interest Expense
	For the nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Salaries and employee benefits	$27,760	$23,349	$4,411	18.89%
Occupancy and equipment	1,994	1,898	96	5.06%
Data processing and software	4,524	3,719	805	21.65%
FDIC insurance	1,425	1,195	230	19.25%
Professional services	2,763	2,304	459	19.92%
Advertising and promotional	2,190	1,659	531	32.01%
Loan-related expenses	1,059	886	173	19.53%
Other operating expenses	5,636	4,995	641	12.83%
Total non-interest expense	$47,351	$40,005	$7,346	18.36%
Salaries and employee benefits. The increase was primarily a result of: (i) a $4.6 million increase in salaries, benefits, and bonus expense, mainly related to a 13.33% increase in headcount between September 30, 2024 and September 30, 2025; and (ii) a $0.7 million increase in commission expense. This increase was partially offset by a $0.9 million increase in deferred loan origination costs due to greater loan originations, net of purchased consumer loans, period-over-period.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
FDIC insurance. The increase was primarily due to a $0.8 million increase in the assessment base period-over-period.
Professional services. The increase was primarily due to $0.1 million in fees paid for compensation consulting services that did not occur during the first nine months of 2024 and a $0.2 million increase in expenses related to business development consulting services.
Advertising and promotional. The increase was primarily due to a $0.3 million increase in expenses related to business development and a $0.1 million increase in expenses related to sponsored events and partnerships.
Loan-related expenses. The increase was primarily related to a $0.1 million increase in loan legal fees and a $0.1 million increase in expenses related to inspections.
Other operating expenses. The increase was primarily due to: (i) a $0.2 million increase in travel expense; (ii) a $0.1 million increase in expenses related to conferences, training, and professional association membership; (iii) a $0.1 million increase in administrative expenses, including subscription services and bank charges; (iv) a $0.1 million increase in armored car and courier services; and (v) a $0.1 million increase in IntraFi Network fees resulting from an overall increase in balances carried in the network.
Provision for Income Taxes
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. These changes were not reflected in the income tax provision for the period ended September 30, 2025. The Company evaluated the impact on future periods and the legislation is not expected to have a significant impact on the Company's consolidated financial statements.

Three months ended September 30, 2025 compared to three months ended September 30, 2024
The provision for income taxes was $5.9 million for the three months ended September 30, 2025, a $1.6 million increase from the three months ended September 30, 2024. This increase was primarily driven by an increase in taxable income. The effective tax rates were 26.49% and 28.21% for the three months ended September 30, 2025 and September 30, 2024, respectively.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
The provision for income taxes was $16.8 million for the nine months ended September 30, 2025, as compared to $13.0 million for the nine months ended September 30, 2024. The increase was primarily due to an overall increase in pre-tax income period-over-period. This increase was partially offset by a net $0.2 million reduction to the provision recorded during the six months ended June 30, 2025. This adjustment related to a tax law change for the state of California effective as of June 30, 2025, which requires a transition from a three-factor apportionment formula to a single-sales-factor formula for determining state income tax. As such, the Company recorded a net benefit of approximately $0.9 million relating to the current year provision, which was partially offset by a $0.7 million expense relating to the remeasuring of the deferred tax assets and liabilities as of June 30, 2025. No such adjustment was recorded during the nine months ended September 30, 2024. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 27.60% and 28.66%, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of September 30, 2025 to our financial condition as of December 31, 2024. Table 11 summarizes selected components of our unaudited consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Table 11: Selected Components of Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	September 30, 2025	December 31, 2024
Total assets	$4,641,770	$4,053,278
Cash and cash equivalents	580,447	352,343
Total investments	97,825	100,914
Loans held for investment	3,887,259	3,532,686
Total deposits	4,103,438	3,557,994
Subordinated notes, net	74,004	73,895
Total shareholders’ equity	431,308	396,624
Total Assets
At September 30, 2025, total assets were $4.6 billion, an increase of $588.5 million from $4.1 billion at December 31, 2024. The increase was primarily comprised of a $354.6 million increase in total loans held for investment and a $228.1 million increase in cash and cash equivalents. The $354.6 million increase in total loans held for investment between December 31, 2024 and September 30, 2025 was a result of $931.8 million in loan originations and advances, partially offset by $219.8 million and $357.5 million in loan payoffs and paydowns, respectively. The $354.6 million increase in total loans held for investment included $70.7 million in purchases of loans within the consumer concentration of the loan portfolio.
Cash and Cash Equivalents
Total cash and cash equivalents were $580.4 million at September 30, 2025, an increase of $228.1 million from $352.3 million at December 31, 2024. The increase in cash and cash equivalents primarily resulted from a $217.8 million increase in interest-bearing deposits in banks.
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
Our total securities available-for-sale and held-to-maturity amounted to $97.8 million at September 30, 2025 and $100.9 million at December 31, 2024, representing a decrease of $3.1 million during the same period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $7.6 million, partially offset by a purchase of a $1.0 million security and an unrealized gain on securities of $4.1 million, with the remainder of the change due to amortization of premiums. For the nine months ended September 30, 2025, other comprehensive gain was $2.5 million, primarily due to rate changes and other market conditions on securities during that period.
Table 12 presents the carrying value of our investment portfolio as of the dates indicated.

Table 12: Carrying Value of Investment Securities
	As of
	September 30, 2025		December 31, 2024
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agency securities	$7,684	7.85%	$8,345	8.27%
Mortgage-backed securities	49,316	50.41%	50,570	50.10%
Obligations of states and political subdivisions	36,445	37.26%	37,137	36.80%
Collateralized mortgage obligations	244	0.25%	279	0.28%
Corporate bonds	1,946	1.99%	1,863	1.85%
Total available-for-sale	95,635	97.76%	98,194	97.30%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	2,190	2.24%	2,720	2.70%
Total	$97,825	100.00%	$100,914	100.00%

Table 13 presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of the dates shown.

Table 13: Stated Maturities and Weighted Average Yields - Investment Securities
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
September 30, 2025
Available-for-sale:
U.S. government agency securities	$197	1.98%	$722	5.30%	$323	2.01%	$6,442	6.15%	$7,684	5.79%
Mortgage-backed securities	—	—%	—	—%	2,926	1.49%	46,390	1.77%	49,316	1.75%
Obligations of states and political subdivisions	—	—%	1,209	1.26%	11,259	1.61%	23,977	1.71%	36,445	1.67%
Collateralized mortgage obligations	—	—%	—	—%	244	1.76%	—	—%	244	1.76%
Corporate bonds	1,946	1.25%	—	—%	—	—%	—	—%	1,946	1.25%
Total available-for-sale	2,143	1.32%	1,931	2.77%	14,752	1.60%	76,809	2.12%	95,635	2.03%
Held-to-maturity:
Obligations of states and political subdivisions	170	6.00%	865	6.00%	1,155	6.00%	—	—%	2,190	6.00%
Total	$2,313	1.66%	$2,796	3.77%	$15,907	1.91%	$76,809	2.12%	$97,825	2.12%

December 31, 2024
Available-for-sale:
U.S. government agency securities	$—	—%	$1,583	5.00%	$338	2.01%	$6,424	5.65%	$8,345	5.38%
Mortgage-backed securities	—	—%	—	—%	508	2.74%	50,062	1.74%	50,570	1.75%
Obligations of states and political subdivisions	—	—%	737	1.17%	8,108	1.62%	28,292	1.79%	37,137	1.74%
Collateralized mortgage obligations	—	—%	—	—%	279	1.76%	—	—%	279	1.76%
Corporate bonds	—	—%	1,863	1.25%	—	—%	—	—%	1,863	1.25%
Total available-for-sale	—	—%	4,183	2.65%	9,233	1.70%	84,778	2.05%	98,194	2.04%
Held-to-maturity:
Obligations of states and political subdivisions	210	6.00%	945	6.00%	1,380	6.00%	185	6.00%	2,720	6.00%
Total	$210	6.00%	$5,128	3.27%	$10,613	2.26%	$84,963	2.06%	$100,914	2.15%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of September 30, 2025 and December 31, 2024, our total loans amounted to $3.9 billion and $3.5 billion, respectively. Table 14 presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

Table 14: Loans Outstanding
	As of
	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$3,144,303	80.86%	$2,857,173	80.75%
Commercial land and development	934	0.02%	3,849	0.11%
Commercial construction	136,988	3.52%	111,318	3.15%
Residential construction	5,976	0.15%	4,561	0.13%
Residential	35,739	0.92%	32,774	0.93%
Farmland	57,572	1.48%	47,241	1.34%
Commercial:
Secured	191,170	4.91%	170,548	4.82%
Unsecured	38,658	0.99%	27,558	0.78%
Consumer and other	278,209	7.15%	279,584	7.90%
Loans held for investment, gross	3,889,549	100.00%	3,534,606	99.91%

Loans held for sale:
Commercial	—	—%	3,247	0.09%
Total loans, gross	3,889,549	100.00%	3,537,853	100.00%
Net deferred loan fees	(2,290)		(1,920)
Total loans	$3,887,259		$3,535,933
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

Table 15: Commercial Real Estate Loans
(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
September 30, 2025
Manufactured home community	$980,499	31.18%	$1,732,112	16.24%	74.46%
RV Park	384,290	12.22%	693,932	17.68%	74.76%
Retail	303,509	9.65%	622,971	0.69%	74.55%
Industrial	243,585	7.75%	555,875	1.90%	91.52%
Multifamily	240,777	7.66%	521,088	11.74%	79.49%
Mini storage	190,342	6.05%	381,810	14.70%	70.00%
Faith-based	189,371	6.02%	506,973	9.17%	73.79%
Office	161,482	5.14%	375,374	4.73%	73.64%
All other types[1]	450,448	14.33%	949,198	—%	134.65%
Total[2]	$3,144,303	100.00%	$6,339,333

December 31, 2024
Manufactured home community	$891,935	31.22%	$1,586,109	14.24%	74.52%
RV Park	371,733	13.01%	648,272	17.94%	75.00%
Retail	283,394	9.92%	569,677	6.49%	72.80%
Industrial	224,860	7.87%	500,307	4.56%	73.91%
Faith-based	184,151	6.45%	492,030	9.35%	74.67%
Mini storage	177,854	6.22%	361,437	16.23%	69.19%
Multifamily	172,592	6.04%	371,634	14.35%	75.00%
Office	145,986	5.11%	338,474	5.03%	73.64%
All other types[1]	404,668	14.16%	855,084	4.00%	112.07%
Total[2]	$2,857,173	100.00%	$5,723,024
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 84.40% of loans held for investment at September 30, 2025. Commercial secured lending represents 4.91% of loans held for investment at September 30, 2025. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 589.24% and 571.91% as of September 30, 2025 and December 31, 2024, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of September 30, 2025. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
Table 16 sets forth the contractual maturities of our loan portfolio as of the dates indicated.

Table 16: Contractual Maturities - Gross Loans
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
September 30, 2025
Real estate:
Commercial	$28,224	$516,053	$2,528,442	$71,584	$3,144,303
Commercial land and development	427	369	138	—	934
Commercial construction	45,758	49,008	32,222	10,000	136,988
Residential construction	4,570	1,251	155	—	5,976
Residential	4,474	9,753	20,626	886	35,739
Farmland	737	12,720	44,115	—	57,572
Commercial:
Secured	60,715	59,653	70,398	404	191,170
Unsecured	2,375	13,953	22,330	—	38,658
Consumer and other	150	14,455	263,604	—	278,209
Total	$147,430	$677,215	$2,982,030	$82,874	$3,889,549

December 31, 2024
Real estate:
Commercial	$35,682	$362,077	$2,383,655	$75,759	$2,857,173
Commercial land and development	2,433	438	978	—	3,849
Commercial construction	9,378	64,407	37,533	—	111,318
Residential construction	3,310	1,251	—	—	4,561
Residential	324	9,486	22,045	919	32,774
Farmland	—	6,632	40,609	—	47,241
Commercial:
Secured	56,630	46,722	70,035	408	173,795
Unsecured	2,500	10,552	14,506	—	27,558
Consumer and other	161	13,964	265,459	—	279,584
Total	$110,418	$515,529	$2,834,820	$77,086	$3,537,853

Table 17 sets forth the sensitivity to interest rate changes of our loan portfolio as of the dates shown.

Table 17: Sensitivity to Interest Rates - Gross Loans
(dollars in thousands)	Fixed Interest Rates	Floating or Adjustable Rates	Total
September 30, 2025
Real estate:
Commercial	$657,581	$2,486,722	$3,144,303
Commercial land and development	177	757	934
Commercial construction	—	136,988	136,988
Residential construction	—	5,976	5,976
Residential	6,608	29,131	35,739
Farmland	4,667	52,905	57,572
Commercial:
Secured	49,585	141,585	191,170
Unsecured	28,600	10,058	38,658
Consumer and other	278,022	187	278,209
Total	$1,025,240	$2,864,309	$3,889,549

December 31, 2024
Real estate:
Commercial	$587,825	$2,269,348	$2,857,173
Commercial land and development	1,416	2,433	3,849
Commercial construction	—	111,318	111,318
Residential construction	—	4,561	4,561
Residential	4,495	28,279	32,774
Farmland	4,873	42,368	47,241
Commercial:
Secured	48,587	125,208	173,795
Unsecured	19,988	7,570	27,558
Consumer and other	279,458	126	279,584
Total	$946,642	$2,591,211	$3,537,853
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
SBA Loans
During the three months ended September 30, 2025, the Company did not sell any SBA 7(a) loans. During the nine months ended September 30, 2025, the Company sold ten SBA 7(a) loans with government-guaranteed portions totaling approximately $3.3 million. The Company received gross proceeds of $3.5 million on the loans sold during the nine months ended September 30, 2025, resulting in the recognition of a net gain on sale of $0.2 million.
Non-accrual Loans
Table 18 provides details of our nonperforming and restructured assets and certain other related information as of the dates presented.

Table 18: Nonperforming and Restructured Assets
	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Non-accrual loans:
Real estate:
Commercial	$1,873	$1,750
Commercial:
Secured	256	48
Total non-accrual loans	2,129	1,798

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	2,129	1,798

Real estate owned	—	87
Total nonperforming assets	$2,129	$1,885

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	1,975.62%	2,101.78%
Nonperforming loans to loans held for investment	0.05%	0.05%
Nonperforming assets to total assets	0.05%	0.05%
Nonperforming loans plus performing LMs to loans held for investment	0.05%	0.05%
The ratio of nonperforming loans to loans held for investment was 0.05% at September 30, 2025 and December 31, 2024.

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

Table 19: Gross Loans Held for Investment by Credit Quality Risk Rating
(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
September 30, 2025
Real estate:
Commercial	$3,045,455	$80,402	$18,446	$—	$3,144,303
Commercial land and development	934	—	—	—	934
Commercial construction	136,988	—	—	—	136,988
Residential construction	5,976	—	—	—	5,976
Residential	35,739	—	—	—	35,739
Farmland	57,572	—	—	—	57,572
Commercial:
Secured	178,719	12,347	104	—	191,170
Unsecured	38,658	—	—	—	38,658
Consumer and other	278,203	—	6	—	278,209
Total	$3,778,244	$92,749	$18,556	$—	$3,889,549

December 31, 2024
Real estate:
Commercial	$2,746,594	$107,992	$2,587	$—	$2,857,173
Commercial land and development	3,849	—	—	—	3,849
Commercial construction	111,318	—	—	—	111,318
Residential construction	4,561	—	—	—	4,561
Residential	32,774	—	—	—	32,774
Farmland	45,948	1,293	—	—	47,241
Commercial:
Secured	156,381	14,119	48	—	170,548
Unsecured	27,558	—	—	—	27,558
Consumer and other	279,575	—	9	—	279,584
Total	$3,408,558	$123,404	$2,644	$—	$3,534,606
Loans designated as watch and substandard, which are not considered adversely classified, decreased to $111.3 million at September 30, 2025 from $126.0 million at December 31, 2024. During the three months ended September 30, 2025, one borrower with $11.6 million in total loans outstanding on a special purpose commercial real estate loan and a commercial line of credit, was downgraded from watch to substandard, which contributed to the decrease in loans designated as watch and the increase in loans designated as substandard compared to December 31, 2024. There were no loans with doubtful risk grades at September 30, 2025 or December 31, 2024.

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
At September 30, 2025, the Company’s allowance for credit losses was $42.1 million, as compared to $37.8 million at December 31, 2024. The $4.3 million increase in the allowance is due to a $7.1 million provision for credit losses recorded during the nine months ended September 30, 2025, partially offset by net charge-offs of $2.8 million, primarily attributable to commercial and industrial loans, during the same period.
While the entire allowance for credit losses is available to absorb losses from any and all loans, Table 20 represents management’s allocation of our allowance for credit losses by loan category, and the balance of loans in each category as a percentage of total loans, for the periods indicated.

Table 20: Allocation of the Allowance for Credit Losses
	September 30, 2025		December 31, 2024
(dollars in thousands)	Allowance for Credit Losses	% of Loans to Total Loans	Allowance for Credit Losses	% of Loans to Total Loans
Real estate:
Commercial	$23,473	80.86%	$25,864	80.75%
Commercial land and development	30	0.02%	78	0.11%
Commercial construction	4,355	3.52%	2,268	3.15%
Residential construction	108	0.15%	64	0.13%
Residential	351	0.92%	270	0.93%
Farmland	425	1.48%	607	1.34%
Commercial:
Secured	10,400	4.91%	5,866	4.91%
Unsecured	438	0.99%	278	0.78%
Consumer and other	2,481	7.15%	2,496	7.90%
Total allowance for credit losses	$42,061	100.00%	$37,791	100.00%
The ratio of the allowance for credit losses to total loans held for investment was 1.08% at September 30, 2025, an increase from 1.07% at December 31, 2024.

Table 21: Activity Within the Allowance for Credit Losses
	As of and for the three months ended				As of and for the nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$3,831,785		$3,350,125		$3,697,065		$3,203,569

Allowance for credit losses	$40,167		$35,406		$37,791		$34,431

Net (charge-offs) recoveries:
Real estate:
Commercial	(280)	(0.01)%	—	—%	(280)	(0.01)%	—	—%
Commercial:
Secured	(353)	(0.01)%	(784)	(0.02)%	(2,454)	(0.07)%	(2,783)	(0.09)%
Unsecured	—	—%	29	—%	(50)	—%	(41)	—%
Consumer and other	27	—%	(18)	—%	4	—%	26	—%
Net charge-offs	(606)	(0.02)%	(773)	(0.02)%	(2,780)	(0.08)%	(2,798)	(0.09)%

Provision for credit losses	2,500		2,950		7,050		5,950

Allowance for credit losses	$42,061		$37,583		$42,061		$37,583

Loans held for investment	$3,887,259		$3,460,565		$3,887,259		$3,460,565
Allowance for credit losses to loans held for investment	1.08%		1.09%		1.08%		1.09%
The ratio of the allowance for credit losses to loans held for investment decreased from 1.09% as of September 30, 2024 to 1.08% as of September 30, 2025. Net charge-offs as a percent of average loans held for investment remained at 0.02% for the three months ended September 30, 2024 and September 30, 2025. Net charge-offs as a percent of average loans held for investment decreased from 0.09% for the nine months ended September 30, 2024 to 0.08% for the nine months ended September 30, 2025.

Liabilities
During the first nine months of 2025, total liabilities increased by $553.8 million from $3.7 billion as of December 31, 2024 to $4.2 billion as of September 30, 2025. This increase was primarily due to an increase in interest-bearing deposits of $409.0 million and an increase in non-interest-bearing deposits of $136.5 million. The increase in interest-bearing deposits was largely due to an increase in money market deposits of $446.9 million.
Deposits
Representing 97.46% of our total liabilities as of September 30, 2025, deposits are our primary source of funding for our business operations.
Total deposits increased by $545.4 million, or 15.33%, to $4.1 billion at September 30, 2025 from $3.6 billion at December 31, 2024. The increase was due to increases in non-wholesale deposits exceeding decreases in wholesale deposits. The Company defines wholesale deposits as brokered deposits and California Time Deposit Program deposits. Non-interest-bearing deposits increased by $136.5 million from December 31, 2024 to $1.1 billion at September 30, 2025, representing 25.81% of total deposits at that date, as compared to 25.93% of total deposits at December 31, 2024. Our loan to deposit ratio was 94.73% at September 30, 2025, as compared to 99.38% at December 31, 2024. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.
Table 22 summarizes our deposit composition by average deposit balances and average rates paid for the periods indicated.

Table 22: Deposit Composition by Average Balances and Rates Paid
	For the three months ended
	September 30, 2025			September 30, 2024
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$300,642	1.58%	7.59%	$302,188	1.63%	9.49%
Money market and savings accounts	2,005,062	3.21%	50.61%	1,703,095	3.66%	53.47%
Time accounts	639,434	4.28%	16.14%	326,640	5.08%	10.26%
Demand accounts	1,016,560	—%	25.66%	852,872	—%	26.78%
Total deposits	$3,961,698	2.44%	100.00%	$3,184,795	2.63%	100.00%

	For the nine months ended
	September 30, 2025			September 30, 2024
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$295,933	1.51%	7.87%	$298,010	1.55%	9.57%
Money market and savings accounts	1,814,202	3.21%	48.21%	1,635,519	3.50%	52.52%
Time accounts	690,506	4.32%	18.35%	342,978	5.03%	11.01%
Demand accounts	961,903	—%	25.57%	837,604	—%	26.90%
Total deposits	$3,762,544	2.46%	100.00%	$3,114,111	2.54%	100.00%
Uninsured and uncollateralized deposits totaled approximately $1.4 billion and $1.2 billion at September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, our 56 largest deposit relationships, each accounting for more than $10.0 million, totaled $2.0 billion, or 49.21% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 7.98 years as of September 30, 2025. As of December 31, 2024, our 49 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.8 billion, or 50.35% of our total deposits.
Table 23 shows the entity types making up our large deposit relationships at the dates indicated.

Table 23: Composition of Large Deposit Relationships
(dollars in thousands)	September 30, 2025	December 31, 2024
Municipalities	$739,595	$674,094
Non-profits	271,872	211,480
Businesses	791,397	605,894
Brokered deposits	216,402	299,961
Total	$2,019,266	$1,791,429
Our largest single deposit relationship at September 30, 2025 related to a government agency. The balance for this customer was $290.0 million, or approximately 7.07% of total deposits as of that date. At December 31, 2024, our largest single deposit relationship related to brokered deposits and had a balance of $300.0 million, or 8.43% of total deposits as of that date. As our demand deposits fluctuate, we have purchased brokered deposits as needed to supplement liquidity. We do not consider brokered deposits as core deposits, but as another deposit funding source for our loan growth.
Table 24 sets forth the maturity of time deposits as of September 30, 2025.

Table 24: Scheduled Maturities of Time Deposits
(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$336,109	$227,700	$563,809	$330,151
Over three through six months	32,614	5,468	38,082	26,864
Over six through twelve months	9,637	12,877	22,514	4,887
Over twelve months	1,008	167	1,175	508
Total	$379,368	$246,212	$625,580	$362,410
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of September 30, 2025 and December 31, 2024.
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
Table 25 is a summary of our outstanding subordinated notes as of September 30, 2025.

Table 25: Subordinated Notes Outstanding
(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (7.61% as of September 30, 2025) through maturity

Shareholders’ Equity
Shareholders’ equity totaled $431.3 million at September 30, 2025 and $396.6 million at December 31, 2024. The increase was primarily a result of net income recognized of $44.0 million and a $2.5 million increase in accumulated other comprehensive income, partially offset by $12.8 million in cash dividends paid during the nine months ended September 30, 2025.
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
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of September 30, 2025, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. In addition, in April 2024, the Company closed the 2024 Public Offering. The proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $80.9 million, providing additional cash to support the Company’s ongoing operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the nine months ended September 30, 2025, we had cash outflows of $356.2 million in loan originations and advances, net of principal collected, and $1.4 million in loans originated for sale.
Additionally, in the ordinary course of business, we enter into commitments to extend credit, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2025, off-balance sheet commitments totaled $477.6 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the nine months ended September 30, 2025, we had cash inflows of $545.4 million related to an increase in deposits.
During the twelve months following September 30, 2025, approximately $624.4 million of time deposits are expected to mature, which includes $216.4 million of brokered deposits. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our San Francisco Bay Area expansion provide a stable funding base.
At September 30, 2025, cash and cash equivalents represented 14.15% of total deposits.

Investment Securities
Our investment securities totaled $97.8 million at September 30, 2025. Mortgage-backed securities and obligations of states and political subdivisions comprised 50.41% and 37.26% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $9.4 million from our securities over the twelve months following September 30, 2025. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the nine months ended September 30, 2025, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $7.6 million and cash outflows from the purchase of a security for $1.0 million. Additionally, at September 30, 2025, securities available-for-sale totaled $95.6 million, of which $90.6 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2025, the Bank had no outstanding FHLB financing borrowings and a total financing availability of $658.5 million, net of letters of credit issued of $762.5 million.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At September 30, 2025, the Bank had no outstanding Federal Reserve Discount Window borrowings and a total financing availability of $918.4 million.
Correspondent Bank Lines of Credit
At September 30, 2025, the unused and available amount for borrowing from correspondent bank lines of credit was $185.0 million.
Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth in Table 26) was approximately $2.3 billion as of September 30, 2025.

Table 26: Total Liquidity
	September 30, 2025
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings	Available
FHLB advances	$1,420,987	$762,500	$—	$658,487
Federal Reserve Discount Window	918,370	—	—	918,370
Correspondent bank lines of credit	185,000	—	—	185,000
Cash and cash equivalents	—	—	—	580,447
Total	$2,524,357	$762,500	$—	$2,342,304
Future Contractual Obligations
Our estimated future contractual obligations as of September 30, 2025 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $10.4 million. We have a current obligation of $624.4 million and a long-term obligation of $1.2 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $74.0 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $477.6 million.

Dividends
A use of liquidity for the Company is shareholder dividends. The Company paid dividends to its shareholders totaling $4.3 million during the three months ended September 30, 2025.
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
Historical Information
Table 27 summarizes our consolidated cash flow activities.

Table 27: Consolidated Cash Flow Activities
	Nine months ended September 30,
(dollars in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$52,055	$33,792	$18,263
Net cash used in investing activities	(356,583)	(376,490)	19,907
Net cash provided by financing activities	532,632	271,974	260,658
Operating Activities
Net cash provided by operating activities increased by $18.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower loans originated for sale, higher net income, and higher net change in interest payable and other liabilities. These sources of cash were partially offset by lower gross proceeds from sale of loans and lower net change in interest receivable and other assets. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
For additional information about our operating results, see “Results of Operations” above.
Investing Activities
Net cash used in investing activities decreased by $19.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower originations of loans held for investment, net of repayments.
Financing Activities
Net cash provided by financing activities increased by $260.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in deposits and lower borrowings, partially offset by proceeds from the 2024 Public Offering.

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
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank also is subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of September 30, 2025, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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
The capital adequacy ratios as of September 30, 2025 and December 31, 2024 for Bancorp and the Bank are presented in Tables 28 and 29. As of September 30, 2025 and December 31, 2024, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 28: Capital Ratios for Bancorp
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total capital (to risk-weighted assets)	$556,475	13.59%	$356,144	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$440,915	10.77%	$245,614	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$440,915	10.77%	$184,210	4.50%	N/A	N/A
Tier 1 leverage	$440,915	9.78%	$180,241	4.00%	N/A	N/A
December 31, 2024
Total capital (to risk-weighted assets)	$519,722	13.99%	$332,622	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$222,940	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$167,205	4.50%	N/A	N/A
Tier 1 leverage	$409,514	10.05%	$162,960	4.00%	N/A	N/A

Table 29: Capital Ratios for the Bank
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total capital (to risk-weighted assets)	$537,278	13.15%	$326,966	8.00%	$408,708	10.00%
Tier 1 capital (to risk-weighted assets)	$495,722	12.13%	$245,225	6.00%	$326,966	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$495,722	12.13%	$183,918	4.50%	$265,660	6.50%
Tier 1 leverage	$495,722	11.01%	$180,168	4.00%	$225,211	5.00%
December 31, 2024
Total capital (to risk-weighted assets)	$504,896	13.59%	$297,216	8.00%	$371,520	10.00%
Tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$222,912	6.00%	$297,216	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$167,184	4.50%	$241,488	6.50%
Tier 1 leverage	$468,584	11.50%	$162,942	4.00%	$203,677	5.00%
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
On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information Five Star has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On July 29, 2025, the district court granted the motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advance notice of proposed rulemaking to solicit comments and data on several issues relating to the final rule. On October 29, 2025, the district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule.
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

2024 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2024	FHLB	Federal Home Loan Bank of San Francisco
ACL	Allowance for Credit Losses	FHLMC	Federal Home Loan Mortgage Corporation
ASC	Accounting Standards Codification	FNMA	Federal National Mortgage Association
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles in the U.S.
Bancorp	Five Star Bancorp and its subsidiary	GNMA	Government National Mortgage Association
Bank	Five Star Bank	GSE	Government Sponsored Entity
Basel III	A capital framework and rules for U.S. banking organizations	IPO	Initial Public Offering
BOLI	Bank-Owned Life Insurance	LM	Loan modification made to borrower experiencing financial difficulty
CECL	Current Expected Credit Loss	NII	Net Interest Income
CFPB	Consumer Financial Protection Bureau	OCI	Other Comprehensive Income
CME	Chicago Mercantile Exchange	PSU	Performance-based Restricted Stock Unit
CRE	Commercial Real Estate	RSA	Restricted Stock Award
EPS	Earnings per Share	ROAA	Return on Average Assets, annualized
EVE	Economic Value of Equity	ROAE	Return on Average Equity, annualized
FASB	Financial Accounting Standards Board	ROUA	Right-of-Use Asset
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
Federal Reserve	Board of Governors of the Federal Reserve System	SEC	Securities and Exchange Commission
FFIEC	Federal Financial Institutions Examination Council	SOFR	Secured Overnight Financing Rate

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
The Company’s total interest income was $64.8 million for the three months ended September 30, 2025 and $207.0 million for the year ended December 31, 2024. Our total interest expense was $25.5 million for the three months ended September 30, 2025 and $87.2 million for the year ended December 31, 2024. Overall, our net interest income was $39.3 million for the three months ended September 30, 2025 and $119.7 million for the year ended December 31, 2024.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of September 30, 2025, the Company carried a slightly higher balance of assets than liabilities that will reprice within the next twelve months in the event that interest rates fall.
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
As of September 30, 2025, the overnight federal funds rate (the rate used in the interest rate shock scenarios listed below) was 4.09%, decreasing from 4.33% at December 31, 2024. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
Table 30 summarizes the estimated effect on net interest income and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve-month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of September 30, 2025 and December 31, 2024.

Table 30: Estimated Effect on Net Interest Income and EVE from Changing Interest Rates
	September 30, 2025		December 31, 2024
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	(2.76)%	(8.65)%	(6.32)%	(12.51)%
+200 (shock)	(2.07)%	(5.96)%	(4.09)%	(8.70)%
+100 (shock)	(1.20)%	(3.04)%	(2.15)%	(4.29)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	1.42%	2.23%	2.14%	3.93%
-200 (shock)	3.65%	4.77%	4.80%	6.40%
-300 (shock)	6.17%	7.23%	7.95%	10.12%

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2025 of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, such controls.

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
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Five Star Bancorp
(registrant)

November 6, 2025	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

November 6, 2025	/s/ Heather C. Luck
Date	Heather C. Luck
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)