Form 10-K
period 2025-12-31
FIVE STAR BANCORP
filed 2026-02-27
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2025 was $477.2 million. As of February 24, 2026, the number of shares outstanding of the registrant’s common stock was 21,376,153.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

AAA	Accumulated Adjustments Account	FNMA	Federal National Mortgage Association
ACL	Allowance for Credit Losses	GAAP	Generally Accepted Accounting Principles in the U.S.
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government Sponsored Entity
Bancorp	Five Star Bancorp and its subsidiary	ICS	Insured Cash Sweep®
Bank	Five Star Bank	IPO	Initial Public Offering
Basel III	A capital framework and rules for U.S. banking organizations	IRC	Internal Revenue Code
BOLI	Bank-owned Life Insurance	IRS	Internal Revenue Service
CDARS	Certificate of Deposit Account Registry Service®	LM	Loan modification made to borrower experiencing financial difficulty
CECL	Current Expected Credit Loss	Nasdaq	The Nasdaq Stock Market LLC
CFPB	Consumer Financial Protection Bureau	NI	Net Income
CRA	Community Reinvestment Act	NII	Net Interest Income
CME	Chicago Mercantile Exchange	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	OFAC	Office of Foreign Assets Control
C&I	Commercial & Industrial	OREO	Other Real Estate Owned
DFPI	Department of Financial Protection and Innovation	RSA	Restricted Stock Award
EPS	Earnings per Share	ROAA	Return on Average Assets, annualized
EVE	Economic Value of Equity	ROAE	Return on Average Equity, annualized
FASB	Financial Accounting Standards Board	ROUA	Right-of-Use Asset
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
Federal Reserve	Board of Governors of the Federal Reserve System	SEC	Securities and Exchange Commission
FFIEC	Federal Financial Institutions Examination Council	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank of San Francisco	Treasury Department	U.S. Department of the Treasury
FHLMC	Federal Home Loan Mortgage Corporation
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
The Company provides a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through nine branch offices. The Bank opened a full-service branch in Walnut Creek in September 2025. The Bank’s deposits are insured in whole or in part by the FDIC. The Bank’s loans and deposits are primarily within Northern California, and the Bank’s primary funding source is deposits from customers. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At December 31, 2025, we had total assets of $4.8 billion, total loans held for investment of $4.1 billion, and total deposits of $4.2 billion.
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
During 2025, we continued our expansion into the San Francisco Bay Area, including the opening of a full service branch in Walnut Creek in September 2025. We hired three business development officers, three loan officers, and four additional staff to support these operations during 2025 as part of our expansion.
Our Products and Services
Lending Activities
We focus primarily on commercial lending, with an emphasis on commercial real estate. We offer a variety of loans to small and medium-sized businesses, professionals, and individuals, including commercial real estate, commercial, commercial land and construction, and farmland loans. Although a substantial portion of our loan portfolio consists of commercial real estate loans within our market, our portfolio is diverse and includes SBA loans to customers nationwide. To a lesser extent, we also offer residential real estate and construction loans and consumer loans.

Commercial real estate loans: As of December 31, 2025, we had $3.3 billion in total commercial real estate loans, representing 81.08% of total loans before deferred fees. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. These loans are generally collateralized by first liens on real estate and amortized over a period of years. We monitor and evaluate commercial real estate loans based on collateral, geography, and risk grade criteria. Our commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type and industry. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry.
Commercial land and construction loans: As of December 31, 2025, we had $98.1 million in commercial land and construction loans, representing 2.40% of total loans before deferred fees. We make loans to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments, and, to a lesser extent, loans to individual clients for construction of single-family homes in our market. On rare occasions, we also make loans for the acquisition of undeveloped land subject to heightened underwriting requirements. Construction loans are typically disbursed as construction progresses and carry either fixed or variable interest rates generally based on the borrowers’ ability to repay the loans from the cash flow of their businesses. The terms of our commercial land and construction loans vary depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest-only construction period and mature at the completion of construction.
Residential real estate and construction loans: As of December 31, 2025, we had $46.0 million in residential real estate and construction loans, representing 1.13% of total loans before deferred fees. Residential real estate loans are underwritten based upon income, credit history, and collateral. To monitor and manage residential loan risk, policies and procedures are developed and modified, as needed. We believe that this activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.
Farmland loans: As of December 31, 2025, we had $59.6 million in farmland loans, representing 1.46% of total loans before deferred fees. We are a strong agricultural lender, with both lines of credit and term loans. Farmland loans are generally made to producers and processors of crops and livestock. Repayment is primarily from the sale of an agricultural product or service. Farmland loans are secured by real property and are susceptible to changes in market demand for specific commodities. This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions, and changes in business cycles, as well as adverse weather conditions.
Commercial loans: As of December 31, 2025, we had $292.2 million in commercial loans, representing 7.16% of total loans before deferred fees. Commercial loans are underwritten after evaluating the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
SBA loans: As of December 31, 2025, our total commercial SBA portfolio held for investment was $34.3 million, representing 0.84% of total loans before deferred fees. In 2025, we sold 10 SBA 7(a) loans with government-guaranteed portions totaling approximately $3.3 million. We participate in the SBA 7(a) program in order to meet the needs of our small business community as well as customers nationwide. As an approved participant in the SBA Preferred Lender Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA presently guarantees 75% to 90% of the principal amount of qualifying loans originated under the 7(a) loan program. The guarantee is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program. We typically sell the SBA-guaranteed portion of the SBA loans we originate in the secondary market.
Consumer and other loans: As of December 31, 2025, we had $275.5 million in consumer and other loans, representing 6.77% of total loans before deferred fees. These loans consist primarily of loans purchased in a loan purchase program with a non-bank lender, generally made to professionals for the purpose of large personal or household purchases. The loans are unsecured, fixed rate loans. These loans also include loans purchased or originated through financing partnerships which are no longer active. Under those financing programs, we made a variety of loans in relatively small amounts to individuals for personal purposes, primarily for home repairs and improvements. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history, and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral, and size of the loan. The performance of consumer loans is affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce, and other individual-specific characteristics. We do not expect these consumer and other loans to make up a significant portion of our lending activity.
Lending Philosophy
In keeping with our mission of purpose-driven and integrity-centered banking, we seek credit arrangements that serve our local community and provide attractive risk-adjusted returns to us. We pursue our objectives while remaining mindful of liquidity, flexibility, and risk considerations by exercising controls on non-interest expenses and close management of our assets and liabilities. We periodically set guidelines designed to maintain stability of our loan-to-deposit ratio, minimize past-due and non-accrual loans, and achieve an optimal loan mix and concentration. We seek well-margined and collateralized loan opportunities to borrowers with extensive professional asset operating experience.
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
Concentrations of Credit Risk
Although we have a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate located in Northern California. As of December 31, 2025, approximately 56.89% of our real estate loans measured by dollar amount were secured by collateral located in California, a majority of which is in Northern California. Additionally, we have a high concentration of real estate related loans, which represented approximately 86.07% of total loans before deferred fees at December 31, 2025. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in our primary market in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit Products
Representing 97.49% of our total liabilities as of December 31, 2025, deposits are our primary source of funding for our business operations. As of December 31, 2025, we held total deposits of $4.2 billion, including $1.1 billion in non-interest-bearing deposits.
We offer a comprehensive array of deposit products for small and medium-sized businesses, professionals, and individuals, including a variety of checking and savings accounts, time deposits, and money market accounts. We also provide a wide range of deposit services, including debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services.

We obtain most of our deposits from individuals, small and medium-sized businesses, and municipalities in our market. We solicit deposits through our relationship-driven team of dedicated and accessible bankers, as well as through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. We provide a high level of customer service to our depositors. We have invested in personnel, business and compliance processes, and technology that enable us to acquire, as well as efficiently and effectively serve a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known.
As of December 31, 2025, our 53 largest deposit relationships, each accounting for more than $10.0 million, totaled $2.0 billion, or 47.82% of our total deposits. This includes $789.6 million of our total deposits held by municipalities, of which we conduct a monthly review. Our management maintains our liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Investment Securities
As of December 31, 2025, the carrying value of our investment portfolio, which represented 2.04% of total assets, totaled $96.9 million and had an average effective yield of 2.03% and an estimated modified duration of approximately 6.06 years. The primary objectives of the investment portfolio are to provide a source of liquidity and provide collateral that can be readily sold or pledged for public deposits or other business purposes. At December 31, 2025, 49.73% and 40.41% of our investment portfolio consisted of mortgage-backed securities and obligations of states and political subdivisions, respectively. The remainder of our securities portfolio is invested in U.S. government agencies, collateralized mortgage obligations, and corporate bonds. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell or pledge investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Due to loan growth, we are holding the majority of our on-balance sheet liquidity in the Federal Reserve Bank to provide readily available funds for loan growth and deposit activities in the normal course of business for our existing clients.
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
We conduct business through nine branches in our key market of Northern California. We opened a full service branch in Walnut Creek in September 2025. Many other commercial and community banks, savings institutions, credit unions, and other financial institutions maintain a physical presence in our primary market area, and some maintain only a virtual presence. Many of these competitors are larger than we are, have significantly more resources, greater brand recognition, and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing than we can and may better afford and make broader use of media advertising, support services, and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. To offset these competitive disadvantages, we concentrate marketing efforts in the local markets we service with local advertisements and personal contacts. We depend on our reputation of having greater personal service than our competitors, as well as consistency, flexibility, our ability to make credit and other business decisions quickly, and our deep knowledge of competitor strengths and weaknesses.
Based on the FDIC Summary of Deposits as of June 30, 2025, the Bank ranks sixth in the Sacramento-Roseville-Folsom metropolitan statistical area (“MSA”) by deposit market share with deposits of $3.1 billion and four branches. As of June 30, 2025, total market deposits in the Sacramento-Roseville-Folsom MSA were $94.7 billion, of which $77.3 billion, or approximately 81.55%, was held by five money center banks across 174 branches. We are the 39th largest insured depository institution in California by deposits as of June 30, 2025.
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
The JOBS Act exempts emerging growth companies from compliance with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended, or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of this extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. However, we may early adopt certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard early than the time that such standard applies to private companies to the extent early adoption is permitted. As such, our consolidated financial statements may not be comparable with those of a public company that is not an emerging growth company, or those of a public company that is an emerging growth company that has opted out of using the extended transition period, because of the potential differences in accounting standards used.
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
Employee Profile
As of December 31, 2025, we had 233 full-time employees and five part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Compensation and Benefits
We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, this program includes annual bonus opportunities, a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, health reimbursement accounts, paid time off and family leave, and an employee assistance program.

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
Social: We work to create positive social impacts in the communities in which our business operates, including by assisting unhoused populations, supporting affordable housing projects, and prioritizing non-profit donations. We believe it is our shared responsibility to build a strong foundation of community by fostering a culture of belonging and inclusion. We also remain focused on investing and economically developing the geographical service areas in which we serve, as well as on their sustainability.
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
Dedication to Community Impact and Inclusion
Community Impact and Inclusion is essential in our workplace. We have an Executive Vice President, Chief Operating Officer and a Vice President, Director of Community Impact and Inclusion who lead our efforts in this area. Our Human Resources department is focused on our commitment to inclusion through hiring practices and employee training. We are committed to ensuring that all employees feel a sense of belonging in the workplace and that processes and programs are impartial, fair, and provide equal opportunity for every individual. We also have a history of serving customers in the non-profit community who are dedicated to the success of under-resourced and vulnerable populations, the empowerment of women, and the continued vitality of the environment.
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
Supervision and Regulation of the Company
We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are primarily subject to the supervision, examination, and reporting requirements of the BHC Act, Federal Deposit Insurance Act (the “FDI Act”), and the regulations of the Federal Reserve and FDIC.
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
Provisions of the FDI Act known as the Bank Merger Act impose similar approval standards for an insured depository institution to merge with another insured depository institution or a non-insured institution. On September 17, 2024, the United States Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of changes in the DOJ’s bank merger antitrust policy for particular transactions remains unclear, the changes may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions to obtain approval for an acquisition.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), permits us to acquire a bank located in any other state, regardless of state law to the contrary, subject to certain deposit concentration limits, aging requirements, and other restrictions. The Riegle-Neal Act also generally permits national- and state-chartered banks to branch interstate through acquisitions of banks in other states. Bank holding companies must be “well-capitalized” and “well-managed” to obtain federal bank regulatory approval of an interstate acquisition without regard to state law prohibiting the transaction.
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
Under the generally applicable capital requirements of the Federal Reserve and the FDIC, the Company and the Bank are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%), and a Tier 1 leverage ratio of at least 4.0%. In addition, insured depository institutions such as the Bank, unlike bank holding companies, are subject to further capital requirements to be deemed “well-capitalized” under the prompt corrective action provisions of the FDI Act and implementing regulations of the federal banking agencies, as described in the section entitled “—Supervision and Regulation of the Bank—Prompt Corrective Action” below.
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
At December 31, 2025, common equity Tier 1 capital, Tier 1 capital, and total capital of the Company on a consolidated basis equaled 10.58%, 10.58%, and 13.33% of its total risk-weighted assets, respectively, and its Tier 1 leverage ratio on a consolidated basis was 9.70%. At December 31, 2025, the Bank exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital, and total capital equal to 11.89%, 11.89%, and 12.92% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 10.89%. As a result, the Bank was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described above.
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
Supervision and Regulation of the Bank
The Bank is a commercial bank chartered under the laws of the state of California and is primarily subject to the supervision, examination, and reporting requirements of the FDIC and the DFPI. Almost every area of the operations and financial condition of the Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law, including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices, and the provision of services. The FDIC and the DFPI regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies have the power to take enforcement action to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. The Bank is subject to supervision, examination, enforcement, and reporting requirements under the FDI Act, the California Financial Code, regulations of the FDIC and the DFPI, and certain of the requirements imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Company and the Bank are also subject to a wide range of consumer protection laws and regulations.

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

Consumer Protection Laws
While consumer lending is not currently a significant focus of our business, we are subject to numerous laws and regulations intended to protect consumers, in addition to those discussed above, when lending or offering deposit products to consumers. These laws include, among others: the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair Debt Collection Act, the GLB Act, the Home Mortgage Disclosure Act, the Right to Financial Privacy Act, the Real Estate Settlement Procedures Act, laws regarding unfair and deceptive acts and practices, and usury and other fair lending laws and regulations, including state laws and regulations.
Because the Bank has assets of not more than $10 billion, its primary federal regulator, the FDIC, examines and enforces the Bank’s compliance with consumer financial protection laws. However, the CFPB has rulemaking authority, including with respect to regulations prohibiting unfair, deceptive, or abusive acts or practices. Additionally, the CFPB may participate in examinations of banks with not more than $10 billion in assets on a “sampling basis” and may refer potential enforcement actions against such banks to their primary federal regulators.
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
On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions such as the Bank that offer a consumer product or service covered by the rule would be required, upon request, to make available to a consumer or third party authorized by the consumer certain information the Bank has concerning such a product or service. Industry organizations challenged the final rule in court. On July 29, 2025, the district court granted a motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advance notice of proposed rulemaking to solicit comments and data on several issues as part of a reconsideration of the final rule. On October 29, 2025, the district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule.
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
Community Reinvestment Act (“CRA”)
The CRA requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies must evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities, and a CRA rating of less than “Satisfactory” may adversely affect the ability of a bank or its parent company to engage in such transactions. The Bank received a rating of “Satisfactory” at its most recent CRA evaluation, dated as of July 22, 2024 and covering activities from 2021 through the evaluation date. The FDIC’s evaluation of the Bank’s record of performance under the CRA is publicly available.
On October 24, 2023, the federal banking agencies issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. On July 16, 2025, these agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed prior to the October 2023 final rule. The Bank’s most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.
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
Unlike many of our larger competitors that maintain significant operations located outside our market, substantially all of our customers are individuals and businesses located and doing business in the state of California. As of December 31, 2025, approximately 56.89% of our real estate loans measured by dollar amount were secured by collateral located in California, a majority of which is in Northern California. Therefore, our success will depend upon the general economic conditions and real estate activity in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of larger, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans, may lead to credit losses that are not offset by operations in other markets, and may also reduce the ability of depositors to make or maintain deposits with us. In addition, businesses operating in Northern California, and Sacramento in particular, depend on California state government employees for business, and reduced spending activity by such employees in the event of furloughing or termination of such employees could have an adverse impact on the success or failure of these businesses, some of which are current or could become future customers of the Bank. For these reasons, any regional or local economic downturn could have an adverse effect on our business, financial condition, and results of operations.
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
As of December 31, 2025, a substantial portion of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, with a majority of these real estate loans concentrated in Northern California. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults, and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and land acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk, and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then-fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition, and results of operations.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in interest rates can increase competitive pressures on the cost of deposit funds. These pressures have been exacerbated by the bank failures in the first half of 2023 and the resulting heightened competition for deposits, which has also affected the interest we pay on deposits. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on our results of operations. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, or prolonged change in market interest rates could have an adverse effect on our business, financial condition, and results of operations. As of December 31, 2025, significant portions of our interest-bearing liabilities were variable rate, where our variable rate liabilities reprice at a faster rate than our variable rate assets.
In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the demand for loans, decreasing the ability of borrowers to repay their current loan obligations, and increasing early withdrawals on term deposits. These circumstances could not only result in increased loan defaults, foreclosures, and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for credit losses, which could have an adverse effect on our business, financial condition, and results of operations. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio, and our cost of funds may not fall as quickly as yields on interest-earning assets. Our asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.
Inflation can have an adverse impact on our business and on our customers.
Inflation results in the value of assets or income from investments being worth less in the future due to a decrease in the value of money. Interest rates are likely to be higher during periods of elevated inflation and, together, these factors typically cause the value of our investment securities, particularly those with longer maturities, to decrease, although this effect is less pronounced for floating rate instruments than for fixed-rate instruments. Prolonged periods of inflation also may impact our profitability by negatively impacting our costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Moreover, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans. Adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business, results of operations and financial condition.
We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers.
We have many competitors. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders, and commercial and consumer finance companies, including large national financial institutions that operate in our market. Many of these competitors are larger than we are, have significantly more resources, greater brand recognition, and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive on loan and deposit pricing than we can and may better afford and make broader use of media advertising, support services, and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, financial technology companies and other firms have begun to offer services such as stablecoins that may serve as alternatives to traditional banking products such as deposits. We compete with these other companies both in attracting deposits and making loans. We expect competition to continue to increase as a result of legislative, regulatory, and technological changes, the continuing trend of consolidation in the financial services industry, and the emergence of alternative banking sources. Our profitability in large part depends upon our continued ability to compete successfully with traditional and new financial services providers, some of which maintain a physical presence in our market and others of which maintain only a virtual presence. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability.
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
One component of our business consists of originating and periodically selling U.S. government-guaranteed loans, in particular those guaranteed by the SBA under its 7(a) loan program. The SBA presently guarantees 75% to 90% of the principal amount of qualifying loans originated under the 7(a) loan program. The U.S. government may not maintain the SBA 7(a) loan program, and even if it does, the guaranteed portion may not remain at its current or anticipated level. In addition, from time to time, the SBA may reach its funding limits and cease to guarantee future loans. In addition, the SBA may change its rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs.
If these changes occur, the volume of loans to small business and industrial borrowers of the types that now qualify for government-guaranteed loans could decline. Also, the profitability of the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and premiums realized on the sale of the guaranteed portions could decline from current levels. Any significant changes to the SBA 7(a) loan program, such as its funding or eligibility requirements, may have an unfavorable impact on our prospects, future performance, and results of operations. The aggregate principal balance of SBA 7(a) loans with government-guaranteed portions sold during the year ended December 31, 2025 was approximately $3.3 million, compared to approximately $18.3 million for the year ended December 31, 2024.
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
While the volatility and uncertainty with respect to the health of the United States banking system has abated somewhat since the bank failures that occurred in the spring of 2023, there remains heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital among counterparties, customers, and regulators. We are exposed to different industries and counterparties through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. As a result, defaults by, declines in the financial condition of, or even rumors or questions about one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or other institutions. These losses could adversely affect our business, financial condition, and results of operations.
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
Our current business strategy includes an emphasis on commercial real estate lending. Although we sold 10 SBA 7(a) loans with government-guaranteed portions totaling approximately $3.3 million in the year ended December 31, 2025, we may decide to sell more loans in the future. A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.
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
As of December 31, 2025, our 30 largest borrowing relationships ranged from approximately $25.0 million to $293.3 million (including unfunded commitments) and totaled approximately $1.5 billion in total commitments (representing, in the aggregate, 35.64% of our total loans held for investment before deferred fees at that date). Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.
Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors, or withdrawals of other large deposits over a short period of time, could force us to fund our business through more expensive and less stable sources.
At December 31, 2025, our 53 largest deposit relationships, each accounting for more than $10.0 million, amounted to $2.0 billion, or 47.82% of our total deposits. This includes $789.6 million in deposits from municipalities, of which we conduct a monthly review. Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. If a significant amount of these deposits, or other large deposits, including deposits that exceed applicable FDIC insurance limits, were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. The ease and speed of the electronic withdrawals may increase this risk. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable, funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations, and/or to raise funding through brokered deposits. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated interest rates and financial industry instability. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

Our allowance for credit losses may be inadequate to absorb losses inherent in the loan portfolio.
Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. Accordingly, we maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio that considers historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, economic conditions, and other pertinent information. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for credit losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of credit losses are necessarily subjective, and their accuracy depends on the outcome of future events. At December 31, 2025, the allowance for credit losses was $44.4 million.
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
As of December 31, 2025, the carrying value of our investment securities portfolio was approximately $96.9 million. As of the same date, 7.60% of our investments were U.S. government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could require the Company to record an allowance for credit losses, which could have an adverse effect on our business, financial condition, and results of operations. The process for determining whether an allowance for credit losses is required involves complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security, and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have an adverse effect on our business, financial condition, and results of operations.

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
The Federal Reserve periodically examines our business, and the FDIC and the DFPI periodically examine the business of the Bank, including compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, the FDIC, or the DFPI were to determine that our or the Bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our or the Bank’s operations had become unsatisfactory, or that we or the Bank were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions may include requiring us or the Bank to remediate any such adverse examination findings.
In addition, these agencies have the power to take enforcement action against us and/or the Bank to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place the Bank into receivership or conservatorship. Any regulatory enforcement action against us or the Bank could have an adverse effect on our business, financial condition, and results of operations.
We are subject to stringent capital requirements, which could have an adverse effect on our operations.
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define different forms of capital for calculating these ratios. The capital rules generally require bank holding companies and banks to maintain a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%), and a Tier 1 leverage ratio of at least 4.0%. An institution’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments. In addition, for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8.0%, a total capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal or state banking regulator to meet and maintain a specific capital level for any capital measure.
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
We are subject to extensive and evolving federal and state fair lending laws and regulations. For example, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act prohibits unfair or deceptive acts or practices, and the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices by financial institutions. The FDIC, the U.S. Department of Justice, and/or other federal and state agencies are responsible for enforcing these laws and regulations.
A successful regulatory challenge to an institution’s compliance with fair lending or consumer protection laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation, including through class action litigation. In addition, an institution’s receipt of a less-than-Satisfactory CRA rating, which could result from a violation of fair lending or consumer protection laws or from an unsatisfactory record of meeting the credit needs of low- and moderate-income communities, could similarly result in an inability of the institution to engage in mergers or other expansionary activity. Such actions and limitations could have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, the Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under this “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a subsidiary bank, including at times when the bank holding company may not be inclined to do so, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.
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
Our stock price has fluctuated from a low of $18.21 to a high of $38.14 between our initial public offering and December 31, 2025. Volatility in the market price of our common stock may negatively impact the price at which our common stock may be sold and may also negatively impact the timing of any sale. The market price of our common stock may continue to fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:
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
•changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws or regulations; or
•geopolitical conditions or natural or man made disasters.
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
Upon the closing of our IPO, our directors, executive officers, and principal shareholders beneficially owned an aggregate of 5,881,682 shares, or approximately 34.47% of our issued and outstanding shares of common stock at the time. As of December 31, 2025, our directors, executive officers, and principal shareholders beneficially owned an aggregate of 9,955,654, or approximately 46.59% of our issued and outstanding shares of common stock. Consequently, our directors, executive officers, and principal shareholders are able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets, and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these significant shareholders could conflict with the interests of our other shareholders, including you.
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
Furthermore, prior approval of the Federal Reserve and the DFPI is generally required for any person to acquire control of the Company. Under federal and state laws, a person may be presumed to acquire control of the Company if the person acquires 10% or more of the Company’s outstanding common stock. In addition, Federal Reserve approval is also generally required for a bank holding company to acquire more than 5% or more of the Company’s outstanding common stock. Accordingly, prospective investors must comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Collectively, provisions of our articles of incorporation and bylaws and other statutory and regulatory provisions may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest, or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. Moreover, the combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our common stock.
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
A key differentiating factor for our business is the strong reputation we are building in our market. Maintaining a positive reputation is critical to attracting and retaining customers and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, errors or misconduct by our third-party vendors or other counterparties, litigation or regulatory actions, our failure to meet our high customer service and quality standards, system failures, cybersecurity breaches, and compliance failures.
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
Furthermore, third-party service providers, and banking organizations’ relationships with those providers, are subject to demanding regulatory requirements and attention by bank regulators. These regulatory expectations may change, and potentially become more rigorous in certain ways. Our regulators may hold us responsible for any deficiencies in our oversight or control of our third-party service providers and in the performance of the parties with which we have these relationships. As a result, if our regulators assess that we have not exercised adequate oversight and control over our third-party service providers or that such providers have not performed adequately, we could be subject to administrative penalties, fines, or other forms of regulatory enforcement action as well as requirements for consumer remediation, any of which could have an adverse effect on our business, financial condition, and results of operations.
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
Ensuring that our collection, use, transfer, and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to personal, confidential, or proprietary information of customers or others, or if that data were otherwise to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines, penalties, regulatory enforcement actions, and/or criminal prosecution and could damage our reputation and otherwise adversely affect our business, financial condition, and results of operations. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
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
Information security risks for financial institutions like us have increased recently in part because of new technologies, such as artificial intelligence, the use of the internet, cloud, and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. We also face increased cybersecurity risk as we deploy additional technologies and digital solutions, including our website and digital banking platform with complementary treasury management solutions. Moreover, any cyber-attack or other security breach may persist for an extended period of time without detection. We endeavor to design and implement policies and procedures to identify such cyber-attacks or breaches as quickly as possible; however, we expect that any investigation of a cyber-attack or breach would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack or breach. Notwithstanding the strength of defensive measures, cybersecurity threats and the tactics, techniques, and procedures used in cyberattacks change, develop, and evolve rapidly and continuously, including from emerging technologies, such as artificial intelligence, which may be used to enhance the tactics, techniques, and procedures described above and facilitate new cyber threats.
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
The adoption of artificial intelligence tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment, or fraudulent behavior by our employees, clients, or counterparties, or other third parties.
Our adoption of artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”), for limited internal use has increased our efficiency, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. There are significant risks involved in utilizing AI and no assurance can be provided that our or our third-party vendors’ or service providers’ use of AI will enhance our or our third-party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers, and compliance with applicable laws and regulations. Such risk can result from models being poorly designed or faulty data being used, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Furthermore, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information, and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines, and other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy, or other rights or contracts to which we are a party.
In addition, regulation of AI is rapidly evolving as federal and state legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including, but not limited to, intellectual property, data privacy and cybersecurity, consumer protection, competition, equal opportunity and fair lending laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Moreover, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.
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
We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.
We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules, or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes, could adversely affect our effective tax rate, tax payments, and results of operations. For example, on July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. The Company evaluated the impact on future periods and the legislation is not expected to have a significant impact on the Company’s consolidated financial statements. Additionally, the taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets. Also, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.
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

The CIO has over 20 years of industry experience including management of technology, security, data analytics, and vendor relationships. The DIS has over 10 years of industry experience and over 25 years of information security experience focusing on management of security and vendor relationships. The DIS also possesses several industry certifications, including certification as a Certified in Risk and Information Systems Control and Certified Information Security Manager from the Information System Audit and Control Association.
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
In the ordinary course of business, our board of directors receives quarterly updates from the DIS regarding the Information Security Program and compliance with relevant regulations, as described above. Members of the Audit Committee of our board of directors receive presentations as well as minutes of the meetings of our information technology steering committee on a quarterly basis. Our information technology steering committee consists of members of management who have relevant experience as well as industry training. If an incident occurs, depending on its priority as identified through the procedures described above, management may inform our board of directors and/or the Audit Committee sooner than its next quarterly update. See the section entitled “Part I, Item 1. Business—Risk Management” for additional information on the role of our board of directors and its committees in overseeing risk management.
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

Item 2. Properties
Our corporate headquarters is located at 3100 Zinfandel Drive, Suite 100, Rancho Cordova, CA 95670. As of December 31, 2025, in addition to our corporate headquarters, which includes our Rancho Cordova branch, we operated eight other branch offices in Roseville, Natomas, Redding, Elk Grove, Chico, Yuba City, San Francisco, and Walnut Creek and two administrative offices in Sacramento and Newport Beach. We lease our corporate headquarters and all of our other offices. The lease on our corporate headquarters expires in 2032, and the leases on our branch offices and administrative offices expire in 2026 through 2036. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.
Item 3. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Common Stock, and Dividends
The Company’s common stock, no par value per share, is traded on the Nasdaq Global Select Market under the symbol “FSBC.” On February 24, 2026, there were 123 holders of record of the Company’s common stock. The actual number of stockholders is greater than this, as it would include stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
The Company has paid cash dividends on its common stock in every quarter since January 2002, with the exception of the third and fourth quarters of 2009 and all quarters of 2010. It is currently the intention of the board of directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax, and regulatory restrictions, and limitations on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant. Further, while we expect to continue our current practice of paying quarterly cash dividends with respect to our common stock, this practice is subject to our board of directors’ discretion to modify or terminate it at any time and for any reason without prior notice. As of December 31, 2025, there was $103.8 million available for payment of dividends by the Bank to the Company, under applicable laws and regulations. For a discussion of dividend restrictions on our common stock, or of restrictions on dividends from the Company’s subsidiaries to the Company, see the sections entitled “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Company—Payment of Dividends and Stock Repurchases” and “Part I, Item 1. Business—Supervision and Regulation—Supervision and Regulation of the Bank—Payment of Dividends.”
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

	Period Ending
Index	May 5, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Five Star Bancorp	100.00	125.24	116.25	115.55	137.10	167.35
S&P 500 Index	100.00	115.45	94.54	119.40	149.27	175.96
KBW Nasdaq Regional Banking Index	100.00	99.86	92.94	92.57	104.79	111.61
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

Set forth below is a comparison of the results of operations and changes in financial condition for the fiscal years ended December 31, 2025 and December 31, 2024. For a discussion of our financial results for the fiscal year ended December 31, 2023, see the section entitled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp (“Bancorp” or the “Company”) is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through nine branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At December 31, 2025, we had total assets of $4.8 billion, total loans held for investment of $4.1 billion, and total deposits of $4.2 billion.
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
Interest rates have risen significantly following the historically low levels during the COVID-19 pandemic. Due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced in January 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The Federal Open Market Committee (“FOMC”) then increased the target range eleven times throughout 2022 and 2023. During 2024 and 2025, the Federal Reserve decreased the federal funds rate three times each year. As of December 31, 2025, the target range for the federal funds rate had been decreased to 3.50% to 3.75%, and the FOMC projects one additional decrease in 2026, as part of a strategy to return inflation to normalized levels while keeping unemployment low.
We anticipate that interest rates may be lowered over the next few years. Based on our sensitivity analysis, a steepened yield curve could have a slight negative impact on our net interest income over the next year. Additionally, a continued flat yield curve would be expected to maintain our net interest income over the next year.
Factors Affecting Comparability of Financial Results
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
Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, we may adopt the standard on the application date for private companies. However, we may early adopt certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is permitted.
We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.
ACL
The ACL represents the estimated probable credit losses in our loan and investment portfolios and is estimated as of December 31, 2025 using CECL. The ACL is established through a provision for credit losses charged to operations. Loans and investments are charged against the ACL when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the ACL.
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
A significant amount of the ACL is measured on a collective (pool) basis by loan and investment security type when similar risk characteristics exist. Pools are determined based primarily on regulatory reporting codes as the loans and investment securities within each pool share similar risk characteristics and there is sufficient historical peer loss data from the FFIEC to provide statistically meaningful support in the models developed. Reserves for credit losses identified on a pooled basis are then adjusted for qualitative factors to reflect current conditions. The most significant components of qualitative factors used to estimate the allowance for credit losses are adjustments relating to prevailing economic conditions, concentrations within the loan portfolio, and external factors. These qualitative factors are subject to significant judgment and carry a higher degree of uncertainty. The prevailing economic conditions factor is estimated based on a range of potential economic conditions and is applied at both the portfolio and individual concentration level based on various factors. This estimate is subject to significant judgment and could potentially add $3.2 million based on existing loan balances to the allowance for credit losses while using severely adverse economic conditions in the estimate. The concentrations within the loan portfolio factor is estimated based on concentrations at the loan pool level. This estimate is subject to significant judgment and could potentially add $12.0 million based on existing loan balances to the allowance for credit losses while using a severely adverse market outlook for the specifically identified concentrations. The external factor is estimated based on current external factors, such as environmental factors, which could impact the loan portfolio. This estimate is subject to significant judgment and could potentially add $9.5 million based on existing loan balances to the allowance for credit losses while using severely adverse external factors in the estimate. Other qualitative factors within the ACL relate to items which carry a lower degree of judgment using internally generated data. These factors include, but are not limited to, policy exception rates, volume of loan growth, and results of internal and external audits.
Executive Summary
Our strategic focus is to continue to grow organically by leveraging our existing core competencies and positioning our business for success in the evolving banking landscape. In leveraging our core competencies, we intend to:
•continue our organic growth in our market through our “purpose-driven and integrity-centered” approach to banking;
•continue to focus on and expand our operations in our unique lines of business throughout our geographic service areas;
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
Highlights of the financial results are presented in the following tables:

Table 1: Highlights of Financial Results
(dollars in thousands)	December 31, 2025	December 31, 2024
Selected financial condition data:
Total assets	$4,754,861	$4,053,278
Total loans held for investment	4,074,929	3,532,686
Total deposits	4,201,084	3,557,994
Total subordinated notes, net	74,041	73,895
Total shareholders’ equity	445,832	396,624
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.09%	1.07%
Allowance for credit losses to nonperforming loans	14.34x	21.02x
Nonperforming loans to total loans held for investment	0.08%	0.05%
Capital ratios:
Total capital (to risk-weighted assets)	13.33%	13.99%
Tier 1 capital (to risk-weighted assets)	10.58%	11.02%
Common equity Tier 1 capital (to risk-weighted assets)	10.58%	11.02%
Tier 1 leverage	9.70%	10.05%
Total shareholders’ equity to total assets	9.38%	9.79%
Tangible shareholders’ equity to tangible assets[1]	9.38%	9.79%

Table 2: Highlights of Financial Results (continued)
(dollars in thousands, except share and per share data)	For the year ended
	December 31, 2025	December 31, 2024
Selected operating data:
Net interest income	$151,905	$119,711
Provision for credit losses	9,700	6,950
Non-interest income	6,535	6,453
Non-interest expense	65,008	54,493
Net income	61,606	45,671

Per common share data:
Earnings per common share:
Basic	$2.90	$2.26
Diluted	$2.90	$2.26
Book value per share	$20.87	$18.60
Tangible book value per share[2]	$20.87	$18.60

Shares outstanding data:
Weighted average basic common shares outstanding	21,224,788	20,154,385
Weighted average diluted common shares outstanding	21,273,552	20,205,440
Shares outstanding at end of period	21,367,387	21,319,083

Performance and other financial ratios:
ROAA	1.41%	1.23%
ROAE	14.74%	12.72%
Net interest margin	3.55%	3.32%
Cost of funds	2.47%	2.64%
Efficiency ratio	41.03%	43.19%
Average equity to average assets	9.55%	9.71%
Cash dividend payout ratio on common stock[3]	27.59%	35.45%
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

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the year ended December 31, 2025 to the year ended December 31, 2024.
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
Net interest income increased by $32.2 million, or 26.89%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, while our net interest margin increased 23 basis points during the same period. The increase in net interest income was primarily due to an increase in interest income driven by higher average balances and yields on loans, partially offset by an increase in interest expense due to higher average balances of deposits. Additional detail relating to net interest margin in each period is provided below.
Average balance sheet, interest, and yield/rate analysis. Table 3 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 3: Average Balances, Interest, and Yield/Rate
(dollars in thousands)	For the year ended December 31, 2025			For the year ended December 31, 2024
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$407,884	$17,421	4.27%	$218,156	$11,080	5.08%
Investment securities[1,2]	98,242	2,298	2.34%	106,289	2,530	2.38%
Loans held for investment and sale[1,3]	3,767,199	229,214	6.08%	3,283,874	193,341	5.89%
Total interest-earning assets[1]	4,273,325	248,933	5.83%	3,608,319	206,951	5.74%
Interest receivable and other assets, net[4]	105,775			90,061
Total assets	$4,379,100			$3,698,380
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$306,983	$4,529	1.48%	$298,137	$4,716	1.58%
Savings accounts[1]	130,079	3,363	2.59%	124,208	3,584	2.89%
Money market accounts[1]	1,767,137	56,323	3.19%	1,533,405	53,750	3.51%
Time accounts[1]	661,321	28,167	4.26%	412,007	20,348	4.94%
Subordinated notes and other borrowings[1]	73,974	4,646	6.28%	77,335	4,842	6.26%
Total interest-bearing liabilities	2,939,494	97,028	3.30%	2,445,092	87,240	3.57%
Demand accounts	988,447			858,789
Interest payable and other liabilities	33,090			35,331
Shareholders’ equity	418,069			359,168
Total liabilities and shareholders’ equity	$4,379,100			$3,698,380
Net interest spread[5]			2.53%			2.17%
Net interest income/margin[6]		$151,905	3.55%		$119,711	3.32%

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

Table 4: Interest Income and Expense Change Analysis
(dollars in thousands)	For the year ended December 31, 2025 compared to the year ended December 31, 2024
	Variance due to
	Volume	Yield/Rate	Total
Interest-earning deposits with banks	$8,103	$(1,762)	$6,341
Investment securities	(188)	(44)	(232)
Loans held for investment and sale	29,408	6,465	35,873
Total interest-earning assets	37,323	4,659	41,982
Interest-bearing transaction accounts	131	(318)	(187)
Savings accounts	152	(373)	(221)
Money market accounts	7,451	(4,878)	2,573
Time accounts	10,619	(2,800)	7,819
Subordinated notes and other borrowings	(212)	16	(196)
Total interest-bearing liabilities	18,141	(8,353)	9,788
Changes in net interest income/margin	$19,182	$13,012	$32,194
Net interest income during the year ended December 31, 2025 increased $32.2 million, or 26.89%, to $151.9 million, as compared to $119.7 million during the year ended December 31, 2024. Net interest margin totaled 3.55% for the year ended December 31, 2025, an increase of 23 basis points compared to the prior year. The increase in net interest income is primarily attributable to an additional $35.9 million in loan interest income due to a $483.3 million, or 14.72% increase in the average balance of loans and a 19 basis point improvement in the average yield on loans as compared to the prior year. The increase in interest income was partially offset by an additional $10.0 million in deposit interest expense due to a $627.4 million, or 19.45% increase in the average balance of deposits during the year. The average cost of deposits was 2.40% for the year ended December 31, 2025, a decrease of 16 basis points compared to the prior year which helped to moderate the increase in interest expense related to deposits.

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
We recorded a $9.7 million provision for credit losses in the year ended December 31, 2025 compared to a $7.0 million provision for credit losses for the year ended December 31, 2024. The provision for credit losses increased $2.8 million, or 39.57%, primarily due to increases in loan growth and an overall increase in loss rates related to the annual CECL model refresh during the three months ended December 31, 2025, as compared to the prior year.
Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Table 5 details the components of non-interest income for the periods indicated.

Table 5: Non-interest Income
(dollars in thousands)	For the year ended		$ Change	% Change
	December 31, 2025	December 31, 2024
Service charges on deposit accounts	$755	$721	$34	4.72%
Gain on sale of loans	244	1,274	(1,030)	(80.85)%
Loan-related fees	2,156	1,605	551	34.33%
FHLB stock dividends	1,317	1,320	(3)	(0.23)%
Earnings on BOLI	824	644	180	27.95%
Other income	1,239	889	350	39.37%
Total non-interest income	$6,535	$6,453	$82	1.27%
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of loans sold due to a strategic, intentional reduction in originations of loans held for sale during the second half of the year ended December 31, 2025. During the year ended December 31, 2025, approximately $3.3 million of loans were sold with an effective yield of 7.41%, as compared to approximately $18.3 million of loans sold with an effective yield of 6.96% during the year ended December 31, 2024.
Loan-related fees. The increase was primarily a result of a $0.5 million increase in fees from swap referrals and a $0.2 million increase in income from credit card activity, partially offset by a $0.1 million decrease in fees from SBA 7(a) loans.
Earnings on BOLI. The increase was primarily due to additional policies purchased between December 31, 2024 and December 31, 2025.
Other income. The increase related primarily to an overall improvement in earnings related to equity investments in venture-backed funds during the year ended December 31, 2025 compared to the year ended December 31, 2024.

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
Table 6 details the components of non-interest expense for the periods indicated.

Table 6: Non-interest Expense
(dollars in thousands)	For the year ended		$ Change	% Change
	December 31, 2025	December 31, 2024
Salaries and employee benefits	$37,885	$31,709	$6,176	19.48%
Occupancy and equipment	2,782	2,547	235	9.23%
Data processing and software	6,121	5,088	1,033	20.30%
FDIC insurance	1,950	1,635	315	19.27%
Professional services	3,723	3,078	645	20.96%
Advertising and promotional	3,178	2,411	767	31.81%
Loan-related expenses	1,423	1,207	216	17.90%
Other operating expenses	7,946	6,818	1,128	16.54%
Total non-interest expense	$65,008	$54,493	$10,515	19.30%
Salaries and employee benefits. The increase was the result of: (i) a $6.5 million increase in salaries, benefits, and bonus expense, related to the 13.66% increase in employee headcount between December 31, 2024 and December 31, 2025; and (ii) a $1.2 million increase in commissions expense due to higher loan production. The increase was partially offset by a $1.5 million increase in deferred loan origination costs due to higher loan production period-over-period.
Occupancy and equipment. The increase was primarily due to higher rent and property management expenses for the Walnut Creek and San Francisco branch offices period-over-period.
Data processing and software. The increase related to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
FDIC Insurance. The increase was primarily due to a $571.8 million increase in the assessment base period-over-period.
Professional services. The increase was due to: (i) $0.1 million in fees paid for compensation consulting services that did not occur during 2024; (ii) a $0.2 million increase in expenses related to business development consulting services; (iii) a $0.1 million increase in legal expenses; and (iv) a $0.1 million increase in recruiter fees related to the 13.66% increase in employee headcount between December 31, 2024 and December 31, 2025.
Advertising and promotional. The increase was primarily due to an additional $0.2 million in donations and $0.2 million related to sponsored events and partnerships, combined with $0.4 million of additional expenses incurred to support the expansion of the Bank’s business development teams, specifically related to client and prospective client development expenses.
Loan-related expenses. The increase was due to an increase of $0.1 million in inspection fees and an increase of $0.1 million in loan-related legal expenses, both due to loan growth between December 31, 2024 and December 31, 2025.

Other operating expenses. The increase was due to: (i) a $0.4 million increase in employee-related expenses, such as travel, conferences, training, and professional association memberships; (ii) a $0.2 million increase in armored car and courier expenses; (iii) a $0.2 million increase in administrative charges, including subscription services and bank charges; (iv) a $0.1 million increase in IntraFi Network fees resulting from an overall increase in balances carried in the network; (v) a $0.1 million increase in office expenses, such as check printing and supplies; and (vi) a $0.1 million increase in regulatory assessment fees.
Provision for Income Taxes
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. These changes were not reflected in the income tax provision for the period ended December 31, 2025. The Company evaluated the impact on future periods and the legislation is not expected to have a significant impact on the Company’s consolidated financial statements.
Provision for income taxes increased by $3.1 million, or 16.15%, to $22.1 million for the year ended December 31, 2025, as compared to $19.1 million for the year ended December 31, 2024. This increase is primarily due to a 29.37% increase in pre-tax income recognized during the year ended December 31, 2025. This was partially offset by: (i) a $0.9 million benefit recorded during the quarter ended December 31, 2025 related to the purchase of transferable federal tax credits; and (ii) a net $0.2 million reduction to the provision recorded during the quarter ended June 30, 2025. This adjustment related to a tax law change for the state of California effective as of June 30, 2025, which requires a transition from a three-factor apportionment formula to a single-sales-factor formula for determining state income tax. As such, the Company recorded a net benefit of approximately $0.9 million relating to the current year provision, which was partially offset by a $0.7 million expense relating to the remeasuring of the deferred tax assets and liabilities as of June 30, 2025. The effective tax rate was 26.42% and 29.43% for the years ended December 31, 2025 and December 31, 2024, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of December 31, 2025 to our financial condition as of December 31, 2024. Table 7 summarizes selected components of our consolidated balance sheet as of December 31, 2025 and December 31, 2024.

Table 7: Selected Components of Consolidated Balance Sheets
(dollars in thousands)	December 31, 2025	December 31, 2024
Total assets	$4,754,861	$4,053,278
Cash and cash equivalents	506,851	352,343
Total investments	96,889	100,914
Loans held for investment	4,074,929	3,532,686
Total deposits	4,201,084	3,557,994
Subordinated notes, net	74,041	73,895
Total shareholders’ equity	445,832	396,624
Total Assets
At December 31, 2025, total assets were $4.8 billion, an increase of $701.6 million from $4.1 billion at December 31, 2024, primarily due to a $542.2 million increase in total loans held for investment and a $154.5 million increase in cash and cash equivalents.
Cash and Cash Equivalents
Total cash and cash equivalents were $506.9 million at December 31, 2025, an increase of $154.5 million from $352.3 million at December 31, 2024. The increase in cash and cash equivalents was primarily due to the net increase in cash inflows from growth in total deposits of $643.1 million and cash outflows from growth in total loans held for investment of $542.2 million.
Investment Portfolio
Our investment portfolio is primarily comprised of U.S. government agency securities, mortgage-backed securities, and obligations of states and political subdivisions, which are high-quality liquid investments. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy is designed to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk that is reflective of the yields obtained on those securities. Most of our securities are classified as available-for-sale, although we have one long-term, fixed rate municipal security classified as held-to-maturity.
Our total securities available-for-sale and held-to-maturity amounted to $96.9 million at December 31, 2025 and $100.9 million at December 31, 2024, a decrease of $4.0 million year-over-year. The decrease was primarily due to maturities, prepayments, and calls of $9.3 million, partially offset by a purchase of a $1.0 million security and an unrealized gain on securities of $5.1 million, with the remainder of the change due to amortization of premiums. For the year ended December 31, 2025, other comprehensive gain was $3.2 million, primarily due to rate changes and other market conditions on securities during the period.

Table 8 presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of the dates shown.

Table 8: Stated Maturities and Weighted Average Yields - Investment Securities
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
December 31, 2025
Available-for-sale:
U.S. government agency securities	$198	2.00%	$619	5.27%	$298	2.01%	$6,246	5.58%	$7,361	5.31%
Mortgage-backed securities	—	—%	—	—%	4,677	1.33%	43,509	1.79%	48,186	1.75%
Obligations of states and political subdivisions	—	—%	1,196	1.26%	12,385	1.64%	23,383	1.70%	36,964	1.67%
Collateralized mortgage obligations	—	—%	—	—%	231	1.76%	—	—%	231	1.76%
Corporate bonds	1,957	1.25%	—	—%	—	—%	—	—%	1,957	1.25%
Total available-for-sale	2,155	1.32%	1,815	2.63%	17,591	1.57%	73,138	2.09%	94,699	1.98%
Held-to-maturity:
Obligations of states and political subdivisions	170	6.00%	865	6.00%	1,155	6.00%	—	—%	2,190	6.00%
Total	$2,325	1.66%	$2,680	3.72%	$18,746	1.84%	$73,138	2.09%	$96,889	2.07%

December 31, 2024
Available-for-sale:
U.S. government agency securities	$—	—%	$1,583	5.00%	$338	2.01%	$6,424	5.65%	$8,345	5.38%
Mortgage-backed securities	—	—%	—	—%	508	2.74%	50,062	1.74%	50,570	1.75%
Obligations of states and political subdivisions	—	—%	737	1.17%	8,108	1.62%	28,292	1.79%	37,137	1.74%
Collateralized mortgage obligations	—	—%	—	—%	279	1.76%	—	—%	279	1.76%
Corporate bonds	—	—%	1,863	1.25%	—	—%	—	—%	1,863	1.25%
Total available-for-sale	—	—%	4,183	2.65%	9,233	1.70%	84,778	2.05%	98,194	2.04%
Held-to-maturity:
Obligations of states and political subdivisions	210	6.00%	945	6.00%	1,380	6.00%	185	6.00%	2,720	6.00%
Total	$210	6.00%	$5,128	3.27%	$10,613	2.26%	$84,963	2.06%	$100,914	2.15%
Weighted average yield for securities available-for-sale is the projected yield to maturity given current cash flow projections for U.S. government agency securities, mortgage-backed securities, and collateralized mortgage obligations. For callable municipal securities and corporate bonds, weighted average yield is a yield to worst. Weighted average yield for securities held-to-maturity is the stated coupon of the bond. Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of December 31, 2025 and 2024, our total loans amounted to $4.1 billion and $3.5 billion, respectively. Table 9 presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

Table 9: Loans Outstanding
	As of
(dollars in thousands)	December 31, 2025		December 31, 2024
	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$3,305,713	81.08%	$2,857,173	80.75%
Commercial land and development	1,352	0.03%	3,849	0.11%
Commercial construction	96,760	2.37%	111,318	3.15%
Residential construction	8,389	0.21%	4,561	0.13%
Residential	37,566	0.92%	32,774	0.93%
Farmland	59,606	1.46%	47,241	1.34%
Commercial:
Secured	251,736	6.17%	170,548	4.82%
Unsecured	40,422	0.99%	27,558	0.78%
Consumer and other	275,475	6.77%	279,584	7.90%
Loans held for investment, gross	4,077,019	100.00%	3,534,606	99.91%

Loans held for sale:
Commercial	—	—%	3,247	0.09%
Total loans, gross	4,077,019	100.00%	3,537,853	100.00%
Net deferred loan fees	(2,090)		(1,920)
Total loans	$4,074,929		$3,535,933
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

Table 10: Commercial Real Estate Loans
(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
December 31, 2025
Manufactured home community	$1,025,386	31.02%	$1,820,597	16.16%	73.59%
RV Park	412,955	12.49%	742,097	17.56%	74.70%
Retail	317,536	9.61%	668,216	6.23%	74.23%
Multifamily	286,064	8.65%	618,588	7.56%	79.21%
Industrial	247,368	7.48%	563,631	0.99%	91.33%
Faith-based	193,362	5.85%	513,107	8.66%	75.00%
Mini storage	190,252	5.76%	381,810	14.63%	70.00%
Office	175,767	5.32%	404,727	4.62%	74.95%
All other types[1]	457,023	13.82%	966,325	0.79%	134.52%
Total[2]	$3,305,713	100.00%	$6,679,098

December 31, 2024
Manufactured home community	$891,935	31.22%	$1,586,109	14.24%	74.52%
RV Park	371,733	13.01%	648,272	17.94%	75.00%
Retail	283,394	9.92%	569,677	6.49%	72.80%
Industrial	224,860	7.87%	500,307	4.56%	73.91%
Faith-based	184,151	6.45%	492,030	9.35%	74.67%
Mini storage	177,854	6.22%	361,437	16.23%	69.19%
Multifamily	172,592	6.04%	371,634	14.35%	75.00%
Office	145,986	5.11%	338,474	5.03%	73.64%
All other types[1]	404,668	14.16%	855,084	4.00%	112.07%
Total[2]	$2,857,173	100.00%	$5,723,024
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 83.49% of loans held for investment at December 31, 2025. Commercial secured lending represents 6.17% of loans held for investment at December 31, 2025. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.
We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 594.17% and 571.91% as of December 31, 2025 and

December 31, 2024, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of December 31, 2025. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
Table 11 sets forth the contractual maturities and sensitivity to interest rate changes of our loan portfolio as of the dates shown.

Table 11: Contractual Maturities and Sensitivity to Interest Rate Changes - Gross Loans
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
December 31, 2025
Loans with fixed interest rates:
Real estate:
Commercial	$31,238	$275,099	$366,518	$3,571	$676,426
Commercial land and development	—	176	—	—	176
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Residential	24	5,741	1,313	412	7,490
Farmland	—	—	4,612	—	4,612
Commercial:
Secured	3,187	36,461	16,118	—	55,766
Unsecured	58	5,781	23,417	—	29,256
Consumer and other	72	17,779	257,472	—	275,323
Total loans with fixed interest rates	34,579	341,037	669,450	3,983	1,049,049

Loans with floating or adjustable interest rates:
Real estate:
Commercial	29,907	274,098	2,257,847	67,435	2,629,287
Commercial land and development	602	500	74	—	1,176
Commercial construction	1,429	49,478	32,749	13,104	96,760
Residential construction	4,790	3,267	332	—	8,389
Residential	4,344	4,931	20,485	316	30,076
Farmland	1,775	12,829	40,390	—	54,994
Commercial:
Secured	57,918	67,862	59,623	10,567	195,970
Unsecured	4,524	6,642	—	—	11,166
Consumer and other	—	152	—	—	152
Total loans with floating or adjustable interest rates	105,289	419,759	2,411,500	91,422	3,027,970

Total:
Real estate:
Commercial	61,145	549,197	2,624,365	71,006	3,305,713
Commercial land and development	602	676	74	—	1,352
Commercial construction	1,429	49,478	32,749	13,104	96,760
Residential construction	4,790	3,267	332	—	8,389
Residential	4,368	10,672	21,798	728	37,566
Farmland	1,775	12,829	45,002	—	59,606
Commercial:
Secured	61,105	104,323	75,741	10,567	251,736
Unsecured	4,582	12,423	23,417	—	40,422
Consumer and other	72	17,931	257,472	—	275,475
Total loans	$139,868	$760,796	$3,080,950	$95,405	$4,077,019

Table 11: Contractual Maturities and Sensitivity to Interest Rate Changes - Gross Loans (continued)
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
December 31, 2024
Loans with fixed interest rates:
Real estate:
Commercial	$17,022	$184,493	$386,310	$—	$587,825
Commercial land and development	645	—	771	—	1,416
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Residential	—	3,737	325	433	4,495
Farmland	—	—	4,873	—	4,873
Commercial:
Secured	2,238	30,458	15,891	—	48,587
Unsecured	—	5,482	14,506	—	19,988
Consumer and other	161	13,838	265,459	—	279,458
Total loans with fixed interest rates	20,066	238,008	688,135	433	946,642

Loans with floating or adjustable interest rates:
Real estate:
Commercial	18,660	177,584	1,997,345	75,759	2,269,348
Commercial land and development	1,788	438	207	—	2,433
Commercial construction	9,378	64,407	37,533	—	111,318
Residential construction	3,310	1,251	—	—	4,561
Residential	324	5,749	21,720	486	28,279
Farmland	—	6,632	35,736	—	42,368
Commercial:
Secured	54,392	16,264	54,144	408	125,208
Unsecured	2,500	5,070	—	—	7,570
Consumer and other	—	126	—	—	126
Total loans with floating or adjustable interest rates	90,352	277,521	2,146,685	76,653	2,591,211

Total:
Real estate:
Commercial	35,682	362,077	2,383,655	75,759	2,857,173
Commercial land and development	2,433	438	978	—	3,849
Commercial construction	9,378	64,407	37,533	—	111,318
Residential construction	3,310	1,251	—	—	4,561
Residential	324	9,486	22,045	919	32,774
Farmland	—	6,632	40,609	—	47,241
Commercial:
Secured	56,630	46,722	70,035	408	173,795
Unsecured	2,500	10,552	14,506	—	27,558
Consumer and other	161	13,964	265,459	—	279,584
Total loans	$110,418	$515,529	$2,834,820	$77,086	$3,537,853

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
SBA Loans
During 2025, the Company sold 10 SBA 7(a) loans with government-guaranteed portions totaling approximately $3.3 million. The decrease in sales from prior years is due to a strategic, intentional reduction in originations of loans held for sale. The Company received gross proceeds of $3.5 million on the loans sold in 2025, resulting in a net gain on sale of $0.2 million.
During 2024, the Company sold 56 SBA 7(a) loans with government-guaranteed portions totaling approximately $18.3 million. The Company received gross proceeds of $19.6 million on the loans sold in 2024, resulting in a net gain on sale of $1.3 million.

Non-accrual Loans
Table 12 provides details of our nonperforming and restructured assets and certain other related information as of the dates presented:

Table 12: Nonperforming and Restructured Assets
(dollars in thousands)	December 31, 2025	December 31, 2024
Non-accrual loans:
Real estate:
Commercial	$2,666	$1,750
Commercial:
Secured	430	48
Total non-accrual loans	3,096	1,798

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	3,096	1,798

Real estate owned	—	87
Total nonperforming assets	$3,096	$1,885

Performing LMs (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	1,434.40%	2,101.78%
Nonperforming loans to loans held for investment	0.08%	0.05%
Nonperforming assets to total assets	0.07%	0.05%
Nonperforming loans plus performing LMs to loans held for investment	0.08%	0.05%
The ratio of nonperforming loans to loans held for investment was 0.08% at December 31, 2025, increasing from 0.05% as of December 31, 2024. The ratio of non-accrual loans to loans held for investment was also 0.08% at December 31, 2025, increasing from 0.05% as of December 31, 2024.
The ratio of the allowance for credit losses to period end nonperforming loans decreased from 2,101.78% as of December 31, 2024 to 1,434.40% as of December 31, 2025. This decrease was due to a 72.19% increase in nonperforming loans year-over-year, partially offset by a 17.51% increase in the allowance for credit losses year-over-year. The increase in nonperforming loans resulted mainly from the occurrence of two separate faith-based real estate loans entering nonperforming status.
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

Loans designated as “watch” are internal bank designations and are not considered adversely classified. However, loans designated as “substandard” or “doubtful” are considered adversely classified. Table 13 shows loans by credit quality risk rating as of the periods indicated.

Table 13: Gross Loans Held for Investment by Credit Quality Risk Rating
(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
December 31, 2025
Real estate:
Commercial	$3,208,223	$76,118	$21,372	$—	$3,305,713
Commercial land and development	1,352	—	—	—	1,352
Commercial construction	81,840	14,920	—	—	96,760
Residential construction	8,389	—	—	—	8,389
Residential	37,566	—	—	—	37,566
Farmland	59,021	585	—	—	59,606
Commercial:
Secured	240,511	10,272	953	—	251,736
Unsecured	40,422	—	—	—	40,422
Consumer and other	275,469	—	6	—	275,475
Total	$3,952,793	$101,895	$22,331	$—	$4,077,019

December 31, 2024
Real estate:
Commercial	$2,746,594	$107,992	$2,587	$—	$2,857,173
Commercial land and development	3,849	—	—	—	3,849
Commercial construction	111,318	—	—	—	111,318
Residential construction	4,561	—	—	—	4,561
Residential	32,774	—	—	—	32,774
Farmland	45,948	1,293	—	—	47,241
Commercial:
Secured	156,381	14,119	48	—	170,548
Unsecured	27,558	—	—	—	27,558
Consumer and other	279,575	—	9	—	279,584
Total	$3,408,558	$123,404	$2,644	$—	$3,534,606
Loans designated as watch decreased from $123.4 million to $101.9 million between December 31, 2024 and December 31, 2025. Consequently, loans designated as substandard increased from $2.6 million to $22.3 million between December 31, 2024 and December 31, 2025, primarily attributable to the downgrade of one borrower experiencing financial difficulty with a special purpose commercial real estate loan and a commercial line of credit. There were no loans with doubtful risk grades at December 31, 2025 or December 31, 2024.
Allowance for Credit Losses
The allowance for credit losses is established through a provision for credit losses charged to operations. Provisions are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses.
The allowance for credit losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Historical loss rates within the commercial secured pool are also evaluated by management on a regular basis to estimate the allowance for credit losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
At December 31, 2025, the Company’s allowance for credit losses was $44.4 million compared to $37.8 million at December 31, 2024. The $6.6 million increase in the allowance is due to a $9.8 million provision for credit losses, partially offset by net charge-offs of $3.1 million during the year ended December 31, 2025, mainly attributable to commercial and industrial loans, during the same period.
While the entire allowance for credit losses is available to absorb losses from any and all loans, Table 14 represents management’s allocation of our allowance for credit losses by loan category, the allocation of our allowance for credit losses as a percent of the total allowance for credit losses, and the balance of loans in each category as a percentage of total loans, for the periods indicated.

Table 14: Allocation of the Allowance for Credit Losses
(dollars in thousands)	Allowance for Credit Losses	% of Allowance for Credit Losses	% of Loans to Total Loans
December 31, 2025
Real estate:
Commercial	$25,219	56.77%	81.08%
Commercial land and development	56	0.13%	0.03%
Commercial construction	4,050	9.12%	2.37%
Residential construction	213	0.48%	0.21%
Residential	362	0.82%	0.92%
Farmland	467	1.05%	1.46%
Commercial:
Secured	11,204	25.23%	6.17%
Unsecured	482	1.09%	0.99%
Consumer and other	2,356	5.31%	6.77%
Total	$44,409	100.00%	100.00%

December 31, 2024
Real estate:
Commercial	$25,864	68.44%	80.75%
Commercial land and development	78	0.21%	0.11%
Commercial construction	2,268	6.00%	3.15%
Residential construction	64	0.17%	0.13%
Residential	270	0.71%	0.93%
Farmland	607	1.61%	1.34%
Commercial:
Secured	5,866	15.52%	4.91%
Unsecured	278	0.74%	0.78%
Consumer and other	2,496	6.60%	7.90%
Total	$37,791	100.00%	100.00%
The ratio of allowance for credit losses to total loans held for investment was 1.09% at December 31, 2025, as compared to 1.07% at December 31, 2024.

Table 15 provides information on the activity within the allowance for credit losses as of and for the periods indicated.

Table 15: Activity Within the Allowance for Credit Losses
	As of and for the year ended
	December 31, 2025		December 31, 2024
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$3,766,410		$3,276,841

Allowance for credit losses	$37,791		$34,431

Net (charge-offs) recoveries:
Real estate:
Commercial	(280)	(0.01)%	—	—%
Commercial:
Secured	(2,738)	(0.07)%	(4,042)	(0.12)%
Unsecured	(50)	—%	(41)	—%
Consumer and other	(64)	—%	(7)	—%
Net charge-offs	(3,132)	(0.08)%	(4,090)	(0.12)%

Provision for credit losses	9,750		7,450

Allowance for credit losses	$44,409		$37,791

Loans held for investment	$4,074,929		$3,532,686
Allowance for credit losses to loans held for investment	1.09%		1.07%
The allowance for credit losses to loans held for investment increased from 1.07% as of December 31, 2024 to 1.09% as of December 31, 2025. Net charge-offs as a percent of average loans held for investment decreased from 0.12% to 0.08% for the years ended December 31, 2024 and December 31, 2025, respectively.
Liabilities
During 2025, total liabilities increased by $652.4 million from $3.7 billion at December 31, 2024 to $4.3 billion at December 31, 2025. This increase was primarily attributable to an increase in deposits of $643.1 million. The $643.1 million increase in deposits was largely due to increases in money market, non-interest-bearing demand, interest-bearing transaction, and savings deposits of $553.3 million, $161.9 million, $29.0 million, and $14.5 million, respectively. These increases were partially offset by decreases in time deposits of $115.5 million, largely driven by a $95.0 million decrease in wholesale deposits.
Deposits
Representing 97.49% of our total liabilities as of December 31, 2025, deposits are our primary source of funding for our business operations.
Total deposits increased by $643.1 million, or 18.07%, to $4.2 billion at December 31, 2025 from $3.6 billion as of December 31, 2024. Deposit increases were primarily attributable to an increase in the number of new relationships, as well as normal fluctuations in our existing accounts. Non-interest-bearing deposits increased by $161.9 million in 2025 to $1.1 billion, and represented 25.82% of total deposits at December 31, 2025, compared to 25.93% of total deposits at December 31, 2024. Our loan to deposit ratio was 97.00% at December 31, 2025, compared to 99.38% at December 31,

2024. We closely monitor the loan to deposit ratio for purposes of both operational objectives and regulatory capital compliance. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.
Table 16 summarizes our deposit composition by average deposits and average rates paid for the periods indicated.

Table 16: Deposit Composition by Average Balances and Average Rates Paid
	For the year ended
	December 31, 2025			December 31, 2024
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$306,983	1.48%	7.97%	$298,137	1.58%	9.24%
Money market and savings accounts	1,897,216	3.15%	49.22%	1,657,613	3.46%	51.37%
Time accounts	661,321	4.26%	17.16%	412,007	4.94%	12.77%
Demand accounts	988,447	—%	25.65%	858,789	—%	26.62%
Total deposits	$3,853,967	2.40%	100.00%	$3,226,546	2.56%	100.00%
Uninsured and uncollateralized deposits totaled $1.4 billion and $1.2 billion at December 31, 2025 and 2024, respectively.
As of December 31, 2025, our 53 largest deposit relationships, each accounting for more than $10.0 million, totaled $2.0 billion, or 47.82% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 7.67 years. As of December 31, 2024, our 49 largest deposit relationships, each accounting for more than $10.0 million, totaled $1.8 billion, or 50.35% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base. Table 17 shows the entity types making up our large deposit relationships at the dates indicated.

Table 17: Composition of Large Deposit Relationships
(dollars in thousands)	December 31, 2025	December 31, 2024
Municipalities	$789,643	$674,094
Non-profits	283,666	211,480
Businesses	760,516	605,894
Brokered deposits	174,981	299,961
Total	$2,008,806	$1,791,429
Our largest single deposit relationship at December 31, 2025 related to a government agency. The balance for this customer was $290.0 million, or approximately 6.90% of total deposits as of December 31, 2025. At December 31, 2024, our largest single deposit relationship related to brokered deposits and had a balance of $300.0 million, or 8.43% of total deposits as of December 31, 2024. As our demand deposits fluctuate, we have purchased brokered deposits as needed to supplement liquidity. We do not consider brokered deposits as core deposits, but as another deposit funding source for our loan growth.
Table 18 sets forth the maturity of time deposits as of December 31, 2025.

Table 18: Scheduled Maturities of Time Deposits
(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$332,954	$182,057	$515,011	$324,494
Over three through six months	8,245	15,208	23,453	4,745
Over six through twelve months	7,482	6,924	14,406	3,982
Over twelve months	1,351	390	1,741	601
Total	$350,032	$204,579	$554,611	$333,822

FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of December 31, 2025 and December 31, 2024, respectively.
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
Table 19 is a summary of our outstanding subordinated notes as of December 31, 2025.

Table 19: Subordinated Notes Outstanding
(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (6.94% as of December 31, 2025) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $445.8 million at December 31, 2025 and $396.6 million at December 31, 2024. The increase in shareholders’ equity was primarily net income recognized of $61.6 million, partially offset by $17.1 million in cash dividends paid during the period.
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
In addition, as of December 31, 2025, we had a shelf registration statement on file with the SEC registering the offer and sale by us of up to $250.0 million of any combination of equity or debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, and units in one or more offerings. In April 2024, we sold an aggregate of 3,967,500 shares of our common stock at a price of $21.75 per share in a public offering (the “2024 Public Offering”), for net proceeds to us, after deducting underwriting discounts and commissions and offering expenses payable by us, of approximately $80.9 million, to be used for general corporate purposes and to support continued growth, including through investments in the Bank to pursue growth opportunities, and for working capital. The 2024 Public Offering used approximately $86.3 million of our shelf registration statement on file with the SEC, leaving approximately $163.7 million available for future offerings as of December 31, 2025. In February 2026, our new shelf registration statement became effective, registering the offer and sale by us of up to $300.0 million of any combination of equity or debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, and units in one or more offerings, and replacing our prior shelf registration statement. Specific information on the terms of any securities being offered, including the expected use of proceeds from the sale of such securities, are provided at the time of the offering.
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of December 31, 2025, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.
Based on our current capital allocation objectives, during 2026, we project spending $0.5 million related to continued build-out of our IT systems and processes and allocating $21.4 million of cash for dividends on our common stock.
For the 12-month period ending December 31, 2026, we project that our fixed commitments could potentially include: (i) approximately $503.3 million to fund off-balance sheet commitments outstanding at December 31, 2025; (ii) $9.4 million for IT services, IT support, and compliance expenditures; and (iii) $2.0 million for operating leases. In future years, we expect that our main sources and uses of cash will relate primarily to regular operating activities.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the year ended December 31, 2025, we had cash outflows of $544.2 million in loan originations and advances, net of principal collected, and $1.4 million in loans originated for sale.
Additionally, in the ordinary course of business, we enter into commitments to extend credit, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2025, off-balance sheet commitments totaled $503.3 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the year ended December 31, 2025, we had cash inflows related to an increase in deposits of $643.1 million.
During the twelve months following December 31, 2025, approximately $552.9 million of time deposits are expected to mature, which includes $175.0 million of brokered deposits. In addition, we expect $1.7 million of time deposits to mature through 2030. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our San Francisco Bay Area expansion provide a stable funding base.
At December 31, 2025, cash and cash equivalents represented 12.06% of total deposits.
Investment Securities
Our investment securities totaled $96.9 million at December 31, 2025. Mortgage-backed securities and obligations of states and political subdivisions comprised 49.73% and 40.41% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $9.5 million from our securities over the next twelve months. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the year ended December 31, 2025, we had cash proceeds from sales, maturities, calls and prepayments of securities of $9.3 million and cash outflows from the purchase of a security for $1.0 million. Additionally, at December 31, 2025, securities available-for-sale totaled $94.7 million, of which $89.7 million has been pledged as collateral for borrowings and other commitments.
Future Contractual Obligations
Our estimated future obligations as of December 31, 2025 include both current and long-term obligations. Under our operating leases as discussed in Note 15, Commitments and Contingencies, of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K, we have a current obligation of $2.0 million and a long-term obligation of $12.5 million. We also have a current obligation of $552.9 million and a long-term obligation of $1.7 million related to time deposits, as discussed in Note 8, Interest-Bearing Deposits, of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K. We have net subordinated notes of $74.0 million, all of which are long-term obligations. Finally, we have two significant contracts, one for core processing services and the other for a digital and mobile banking platform. The actual obligations under both contracts are unknown and dependent on certain factors, including volume and activity. Based on our average monthly expenses for 2025, and extrapolating those figures over the remaining term of the core processing services contract, we estimate our current obligation to be approximately $2.1 million, with a long-term obligation of $9.3 million. For the digital and mobile banking platform contract, using the same methodology, our current obligation under this contract is estimated at $1.1 million. We do not have any long-term obligation under this contract until it is renewed.

Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth in Table 20) was approximately $2.3 billion as of December 31, 2025.

Table 20: Total Liquidity
	December 31, 2025
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings	Available
FHLB advances	$1,518,680	$887,500	$—	$631,180
Federal Reserve Discount Window	957,362	—	—	957,362
Correspondent bank lines of credit	185,000	—	—	185,000
Cash and cash equivalents	—	—	—	506,851
Total	$2,661,042	$887,500	$—	$2,280,393
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At December 31, 2025, the Bank had no outstanding FHLB financing borrowings and a total financing availability of $631.2 million, net of letters of credit issued of $887.5 million.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At December 31, 2025, the Bank had no outstanding Federal Reserve Discount Window borrowings and total financing availability of $957.4 million.
Correspondent Bank Lines of Credit
At December 31, 2025, the unused and available amount for borrowing from correspondent bank lines of credit was $185.0 million.
Dividends
A use of liquidity for the Company is shareholder dividends. The Company paid dividends to its shareholders totaling $17.1 million during the year ended December 31, 2025.
We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock, subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during 2026 at a rate of $0.25 per share, our average total dividend paid each quarter would be approximately $5.3 million based on the number of currently outstanding shares if there are no increases or decreases in the number of shares, and given that unvested RSAs share equally in dividends with outstanding common stock.
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

Historical Information
Table 21 summarizes our consolidated cash flow activities.

Table 21: Consolidated Cash Flow Activities
(dollars in thousands)	For the year ended December 31,		$ Change
	2025	2024
Net cash provided by operating activities	$72,612	$51,786	$20,826
Net cash used in investing activities	(544,109)	(446,744)	97,365
Net cash provided by financing activities	626,005	425,725	200,280
Operating Activities
Net cash provided by operating activities increased by $20.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to lower loans originated for sale, higher net income, higher net change in interest payable and other liabilities, and a higher provision for credit losses. These sources of cash were partially offset by lower gross proceeds from sale of loans, lower net change in interest receivable and other assets, and lower purchase of transferable tax credits. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
For additional information about our operating results, see “Results of Operations” above.
Investing Activities
Net cash used in investing activities increased by $97.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to higher originations of loans held for investment, net of repayments.
Financing Activities
Net cash provided by financing activities increased by $200.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to an increase in deposits and lower borrowings, partially offset by proceeds from the 2024 Public Offering.
Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for credit losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.
Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in Tables 22 and 23 can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank is also subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of December 31, 2025, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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
The capital adequacy ratios as of December 31, 2025 and 2024 for Bancorp and the Bank are presented in Tables 22 and 23. As of December 31, 2025 and 2024, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 22: Capital Ratios for Bancorp
(dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk-weighted assets)	$572,874	13.33%	$343,779	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$454,830	10.58%	$257,834	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$454,830	10.58%	$193,376	4.50%	N/A	N/A
Tier 1 leverage	$454,830	9.70%	$187,499	4.00%	N/A	N/A
December 31, 2024
Total capital (to risk-weighted assets)	$519,722	13.99%	$332,622	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$222,940	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$167,205	4.50%	N/A	N/A
Tier 1 leverage	$409,514	10.05%	$162,960	4.00%	N/A	N/A

Table 23: Capital Ratios for the Bank
(dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk-weighted assets)	$554,071	12.92%	$342,984	8.00%	$428,729	10.00%
Tier 1 capital (to risk-weighted assets)	$510,067	11.89%	$257,238	6.00%	$342,984	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$510,067	11.89%	$192,928	4.50%	$278,674	6.50%
Tier 1 leverage	$510,067	10.89%	$187,409	4.00%	$234,261	5.00%
December 31, 2024
Total capital (to risk-weighted assets)	$504,896	13.59%	$297,216	8.00%	$371,520	10.00%
Tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$222,912	6.00%	$297,216	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$167,184	4.50%	$241,488	6.50%
Tier 1 leverage	$468,584	11.50%	$162,942	4.00%	$203,677	5.00%

[1]	The listed capital adequacy ratios exclude capital conservation buffers.
Recent Accounting Pronouncements
For a discussion of the expected impact of accounting pronouncements recently adopted and accounting pronouncements recently issued but not yet adopted by us as of December 31, 2025, see Note 2, Recently Issued Accounting Standards, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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
The Company’s total interest income was $66.4 million for the three months ended December 31, 2025 and $248.9 million for the year ended December 31, 2025. Our total interest expense was $24.4 million for the three months ended December 31, 2025 and $97.0 million for the year ended December 31, 2025. Overall, our net interest income was $42.1 million for the three months ended December 31, 2025 and $151.9 million for the year ended December 31, 2025.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of December 31, 2025, the Company carried a slightly higher balance of assets than liabilities that will reprice within the next twelve months in the event that interest rates fall.
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
As of December 31, 2025, the overnight federal funds rate (the rate used in the interest rate shock scenarios listed below) was 3.64%, a decrease from 4.33% at December 31, 2024. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
Table 24 summarizes the estimated effect on net interest income and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve-month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of December 31, 2025 and 2024.

Table 24: Estimated Effect on Net Interest Income and EVE from Changing Interest Rates
	December 31, 2025		December 31, 2024
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	(1.72)%	(9.70)%	(6.32)%	(12.51)%
+200 (shock)	(1.19)%	(6.77)%	(4.09)%	(8.70)%
+100 (shock)	(0.47)%	(3.55)%	(2.15)%	(4.29)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	0.86%	2.45%	2.14%	3.93%
-200 (shock)	2.82%	4.07%	4.80%	6.40%
-300 (shock)	9.44%	8.79%	7.95%	10.12%
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Star Bancorp (and subsidiary) (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Baker Tilly US, LLP

Everett, Washington
February 27, 2026
We have served as the Company’s auditor since 2010.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024

(in thousands, except share amounts)	2025	2024
ASSETS
Cash and due from financial institutions	$33,978	$33,882
Interest-bearing deposits in banks	472,873	318,461
Cash and cash equivalents	506,851	352,343
Time deposits in banks	100	4,121
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at December 31, 2025 and 2024 (amortized cost of $107,197 and $115,757 at December 31, 2025 and 2024, respectively)	94,699	98,194
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at December 31, 2025 and 2024 (fair value of $1,995 and $2,353 at December 31, 2025 and 2024, respectively)	2,190	2,720
Loans held for sale	—	3,247
Loans held for investment	4,074,929	3,532,686
Allowance for credit losses	(44,409)	(37,791)
Loans held for investment, net of allowance for credit losses	4,030,520	3,494,895
FHLB stock	15,000	15,000
Operating leases, right-of-use asset, net	10,802	6,245
Premises and equipment, net	2,109	1,584
Bank-owned life insurance, net	23,910	19,375
Interest receivable and other assets	68,680	55,554
Total assets	$4,754,861	$4,053,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$1,084,537	$922,629
Interest-bearing	3,116,547	2,635,365
Total deposits	4,201,084	3,557,994
Borrowings:
Subordinated notes, net	74,041	73,895
Other borrowings	—	—
Operating lease liability	11,872	6,857
Interest payable and other liabilities	22,032	17,908
Total liabilities	4,309,029	3,656,654
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, no par value; 100,000,000 shares authorized; 21,367,387 shares issued and outstanding at December 31, 2025; 21,319,083 shares issued and outstanding at December 31, 2024	303,990	302,531
Retained earnings	150,985	106,464
Accumulated other comprehensive loss, net of taxes	(9,143)	(12,371)
Total shareholders’ equity	445,832	396,624
Total liabilities and shareholders’ equity	$4,754,861	$4,053,278
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2025, 2024, and 2023

(in thousands, except per share amounts)	2025	2024	2023
Interest and fee income:
Loans, including fees	$229,214	$193,341	$162,713
Taxable securities	1,626	1,830	1,876
Nontaxable securities	672	700	724
Interest-bearing deposits in banks	17,421	11,080	9,069
Total interest and fee income	248,933	206,951	174,382

Interest expense:
Deposits	92,382	82,398	57,861
Subordinated notes	4,646	4,646	4,646
Other borrowings	—	196	995
Total interest expense	97,028	87,240	63,502

Net interest income	151,905	119,711	110,880
Provision for credit losses	9,700	6,950	4,000
Net interest income after provision for credit losses	142,205	112,761	106,880

Non-interest income:
Service charges on deposit accounts	755	721	575
Net gain (loss) on sale of securities	—	—	(167)
Gain on sale of loans	244	1,274	1,952
Loan-related fees	2,156	1,605	1,719
FHLB stock dividends	1,317	1,320	970
Earnings on BOLI	824	644	510
Other	1,239	889	1,952
Total non-interest income	6,535	6,453	7,511

Non-interest expense:
Salaries and employee benefits	37,885	31,709	27,097
Occupancy and equipment	2,782	2,547	2,218
Data processing and software	6,121	5,088	4,015
FDIC insurance	1,950	1,635	1,557
Professional services	3,723	3,078	2,575
Advertising and promotional	3,178	2,411	2,403
Loan-related expenses	1,423	1,207	1,192
Other operating expenses	7,946	6,818	6,718
Total non-interest expense	65,008	54,493	47,775

Income before provision for income taxes	83,732	64,721	66,616

Provision for income taxes	22,126	19,050	18,882

Net income	$61,606	$45,671	$47,734

Basic earnings per common share	$2.90	$2.26	$2.78
Diluted earnings per common share	$2.90	$2.26	$2.78
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2025, 2024, and 2023

(in thousands)	2025	2024	2023
Net income	$61,606	$45,671	$47,734

Unrealized gain (loss) on securities:
Net unrealized holding gain (loss) on securities available-for-sale during the period	5,067	(858)	2,228
Reclassification for net loss on sale of securities included in net income	—	—	167
Less: Income tax expense (benefit) related to items of other comprehensive income (loss)	1,839	(254)	708
Other comprehensive income (loss)	3,228	(604)	1,687

Total comprehensive income	$64,834	$45,067	$49,421
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2025, 2024, and 2023

(in thousands, except share and per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	17,241,926	$219,543	$46,736	$(13,454)	$252,825
Cumulative effect of adoption of ASC 326 on retained earnings	—	—	(4,491)	—	(4,491)
Net income	—	—	47,734	—	47,734
Other comprehensive income	—	—	—	1,687	1,687
Stock issued under stock award plans	16,978	—	—	—	—
Stock compensation expense	—	962	—	—	962
Stock forfeitures	(1,915)	—	—	—	—
Cash dividends paid ($0.75 per share)	—	—	(12,943)	—	(12,943)
Balance at December 31, 2023	17,256,989	$220,505	$77,036	$(11,767)	$285,774

Net income	—	—	45,671	—	45,671
Other comprehensive loss	—	—	—	(604)	(604)
Stock issued under stock award plans	96,380	—	—	—	—
Stock compensation expense	—	1,156	—	—	1,156
Stock forfeitures	(1,786)	—	—	—	—
Common stock issued	3,967,500	80,870	—	—	80,870
Cash dividends paid ($0.80 per share)	—	—	(16,243)	—	(16,243)
Balance at December 31, 2024	21,319,083	$302,531	$106,464	$(12,371)	$396,624

Net income	—	—	61,606	—	61,606
Other comprehensive income	—	—	—	3,228	3,228
Stock issued under stock award plans	49,303	—	—	—	—
Stock compensation expense	—	1,459	—	—	1,459
Stock forfeitures	(999)	—	—	—	—
Cash dividends paid ($0.80 per share)	—	—	(17,085)	—	(17,085)
Balance at December 31, 2025	21,367,387	$303,990	$150,985	$(9,143)	$445,832
See accompanying notes to consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024, and 2023

(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$61,606	$45,671	$47,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,700	6,950	4,000
Depreciation and amortization	2,247	1,877	1,612
Amortization of deferred loan fees and costs	170	(337)	117
Amortization of premiums and discounts on securities	800	943	1,152
Amortization of subordinated note issuance costs	146	146	144
Amortization of low income housing tax credits	1,769	1,050	291
Stock compensation expense	1,459	1,156	962
Earnings on BOLI	(824)	(644)	(510)
Deferred tax provision	(578)	(243)	(897)
Purchase of transferable tax credits	(6,572)	—	—
Loans originated for sale	(1,384)	(21,654)	(47,922)
Gain on sale of loans	(244)	(1,274)	(1,952)
Gross proceeds from sale of loans	3,531	19,682	38,410
Net loss (gain) on sale of securities available-for-sale	—	—	167
Earnings on equity investments	(821)	(545)	(1,683)
Net changes in:
Interest receivable and other assets	(3,378)	2,535	(3,708)
Interest payable and other liabilities	6,102	(2,611)	1,897
Operating lease liability	(1,117)	(916)	(900)
Net cash provided by operating activities	72,612	51,786	38,914
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	—	737
Maturities, prepayments, and calls of securities available-for-sale	9,321	8,445	10,056
Purchases of securities available-for-sale	(1,030)	—	(1,151)
Capital call for equity investments	(2,138)	(2,908)	(1,407)
Proceeds received from equity investments	283	1,056	1,915
Capital call for low income housing tax credits	(5,593)	(10,052)	(2,341)
Net change in time deposits in banks	4,021	1,737	3,991
Loan originations, net of repayments	(544,152)	(442,843)	(284,314)
Purchase of premises and equipment, net	(1,197)	(628)	(653)
Purchase of FHLB stock	—	—	(4,110)
Purchase of BOLI	(3,711)	(1,551)	(2,001)
Other real estate sale proceeds	87	—	—
Net cash used in investing activities	(544,109)	(446,744)	(279,278)
Cash flows from financing activities:
Net change in deposits	643,090	531,098	244,892
Proceeds from issuance of stock, net of issuance costs	—	80,870	—
(Payments) advances on other borrowings	—	(170,000)	70,000
Cash dividends paid	(17,085)	(16,243)	(12,943)
Net cash provided by financing activities	626,005	425,725	301,949
Net change in cash and cash equivalents	154,508	30,767	61,585
Cash and cash equivalents at beginning of period	352,343	321,576	259,991
Cash and cash equivalents at end of period	$506,851	$352,343	$321,576

(in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Interest paid	$97,581	$87,113	$61,854
Income taxes paid:[1]
US Federal	11,647
US Federal - IRC 45X Tax Credits	6,572
US State and Local
California	5,451
Other states	1,289
Total	24,959	16,884	19,969

Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	1,344	11,464	9,416
Unrealized gain (loss) on securities	5,067	(858)	2,228
Operating lease liabilities exchanged for ROUA	6,132	2,170	2,260
ROUA acquired	(6,132)	(2,170)	(2,243)
Increase (decrease) in commitment for low income housing tax credits	10,188	(531)	13,612
Cumulative effect of adoption of ASC 326 on retained earnings, net of tax	—	—	(4,491)
See accompanying notes to consolidated financial statements.
1Income taxes are presented by significant jurisdictions beginning in 2025 as required by ASU 2023-09. This standard has been applied on a prospective basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
Nature of Operations and Principles of Consolidation
Five Star Bank was chartered on October 26, 1999 and began operations on December 20, 1999. Five Star Bancorp was incorporated on September 16, 2002 and subsequently obtained approval from the Federal Reserve to become a bank holding company in connection with its acquisition of the Bank. The Company became the sole shareholder of the Bank on June 2, 2003 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company. The Company publicly filed a Registration Statement on Form S-1 with the SEC in connection with its IPO, which was declared effective by the SEC on May 4, 2021 and closed on May 7, 2021. In connection with the Company’s IPO, its status as a Subchapter S corporation was terminated and the Company became a taxable C Corporation as of May 5, 2021.
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
The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.
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
In accordance with ASC 280, as amended by ASU 2023-07, the Company discloses the following significant expense categories and other items on a consolidated basis which are regularly provided to the CODM and included in the measure of consolidated profit or loss:
•Interest expense - includes interest paid on deposits, borrowings, and subordinated notes;
•Provision for credit losses - represents the amount charged to earnings to maintain the allowance for credit losses at an appropriate level;
•Salaries and employee benefits - includes wages, incentive compensation, payroll taxes, and employee benefits;

•Occupancy and equipment expense - includes rent, depreciation, utilities, and maintenance of premises and equipment;
•Data processing and software expense - includes costs related to core processing, digital banking platforms, and other technology-related services;
•Professional services - includes legal, audit, consulting, and other professional fees;
•FDIC insurance - represents deposit insurance premiums paid to the FDIC;
•Advertising and promotional expense - includes marketing, advertising, and business development costs;
•Loan-related expenses - includes costs associated with loan origination, servicing, and collection; and
•Other operating expenses - includes all other expenses not separately disclosed above, such as office supplies, travel, and regulatory assessments.
Other items regularly provided to the CODM and included in the measure of consolidated profit or loss include:
•Non-interest income - such as service charges on deposit accounts, gain on sale of loans, loan-related fees, FHLB stock dividends, and earnings on BOLI; and
•Income tax expense - represents the provision for federal and state income taxes.
Segment profit or loss is measured as consolidated net income, which is calculated as total revenues (net interest income and non-interest income) less total expenses (interest expense, provision for credit losses, and non-interest expenses) and income tax expense. These financial metrics are used by the CODM to make key operating decisions, such as determination of the rate at which the Company seeks to grow, loan and deposit pricing, and the allocation of budget for non-interest expenses. Net income is used to monitor budget versus actual results. The Company does not have any other reportable segments, and discrete financial information is not available other than on a consolidated basis. All significant operating decisions are made on a consolidated basis.
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The ACL is the most significant accounting estimate reflected in the Company’s consolidated financial statements. Other estimates include fair value measurements and deferred tax asset valuation.
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
Securities Held-to-Maturity
Securities are classified as held-to-maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium to the earliest callable call date and accretion of discount, computed by the effective interest method over the life of the related investment. Estimated credit losses are recorded through a credit loss expense and an allowance. Accrued interest receivable is not subject to an estimate for credit loss, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner.
Loans
Loans are reported at the principal amount outstanding, net of deferred loan fees and costs and the allowance for credit losses. Interest on loans is accrued daily based on the principal outstanding.
Loan fees, net of certain direct costs of origination, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. During the years ended December 31, 2025, 2024, and 2023, salaries and employee benefits totaling $5,218,000, $3,719,000, and $3,461,000, respectively, were deferred as loan origination costs.
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
Allowance for Credit Losses
The ACL is a valuation account that offsets the amortized cost basis of loans receivable and certain other financial assets, including unfunded loan commitments and held-to-maturity debt securities. Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all subsequent amendments that modified ASU 2016-13 (collectively, “ASC 326”), amortized cost basis is the basis on which the ACL is determined. Amortized cost basis on loans receivable is principal outstanding, net of any purchase premiums and discounts, and net of any deferred loan fees and costs.
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
The Company has determined, given its limited loss experience, that peer data and other external data to support loss history provides the best basis for its assessment of expected credit losses. The Company believes that the use of peer loss data from March 31, 2004 through December 31, 2019 and January 31, 2022 through March 31, 2025 presents loss histories that appropriately reflect a full economic cycle, reflects asset-specific risk characteristics at each pool level identified, and includes a historical look-back period that is objective and reflective of future expected credit losses. Loss data from 2020 and 2021 was excluded from the data set to exclude pandemic-related data from the model.
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
•Loan review - changes in the quality of internal loan review processes, measured by third party audit and regulatory results; and
•External – the effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s loan portfolio.
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
If an individual loan’s characteristics have deteriorated to below a range of the overall pool, the loan would be individually evaluated. Individually evaluated loans are measured for credit loss based on one of the following methods: (i) present value of future expected cash flows, discounted at the loan’s effective interest rate; (ii) amount by which carrying value of the loan exceeds the loan’s observable market price; or (iii) the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. The Company applies the practical expedient and defines collateral dependent loans as those where the borrower is experiencing financial difficulty and on which payment is expected to be provided substantially through the operation or sale of the collateral.
Troubled Debt Restructurings (“TDRs”) and Other Loan Modifications
The Company evaluates all loan modifications to determine whether they are made to borrowers experiencing financial difficulty, in accordance with ASC 326, as amended by ASU 2022-02. A loan modification is considered to be to a borrower experiencing financial difficulty if the borrower is unable to meet its current contractual obligations and the Company grants a concession, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. For such modifications, the Company assesses whether the modification should be accounted for as a new loan or as a continuation of the existing loan, based on the specific facts and circumstances.

The Company provides enhanced disclosures regarding the nature and extent of modifications made to borrowers experiencing financial difficulty, including the type of modification, the financial effect of the modification, and subsequent performance. The Company continues to monitor the performance of these modified loans and provides the required disclosures in the notes to the consolidated financial statements.
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
Other Real Estate
Real estate properties acquired through, or in lieu of, loan foreclosure, are classified as OREO, are to be sold, and are initially recorded at fair value of the property at the date of foreclosure less estimated selling costs. Any write-downs in value are recorded against the allowance for credit losses. Subsequent to foreclosure, valuations are periodically performed, and any revisions in the estimate of fair value are reported as adjustments to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure. Subsequent valuation adjustments are recognized as OREO write-downs. Revenues and expenses incurred from OREO property management are recorded in non-interest income and non-interest expense, respectively. During 2025, the Bank did not foreclose on any loans. During 2024, the Bank foreclosed on one loan, and its associated OREO was sold during 2025. During 2023, the Bank did not foreclose on any loans.
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
Equity Investments
The Company records equity investments within “Interest receivable and other assets” in the consolidated balance sheets. Equity investments are recorded under the following methods:
•Low income housing tax credit investments are accounted for under the proportional amortization method. Under this method, the initial book value (gross commitment amount) of the investment is amortized over time in proportion to the projected tax benefits to be received. This amortization is a component of income tax expense.

•For equity investments where the Company has significant influence, the Company applies the equity method of accounting, which adjusts the carrying value of the investment to recognize a proportionate share of the financial results of the investment entity, regardless of whether any distribution is made. Any adjustments to the fair value of these investments are recorded in “Other non-interest income” in the consolidated statements of income.
•For certain nonmarketable equity investments where the equity method of accounting is not applicable, the Company applies the fair value method. Any adjustments to the fair value of these investments are recorded in “Other non-interest income” in the consolidated statements of income. Fair value is determined by reference to readily determinable market values, if applicable. As these investments do not have readily determinable fair values, they are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from observable transactions involving the same or similar investments from the same issuer. This practice is referred to as the measurement alternative.
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
Included in the loan portfolio are loans guaranteed by the SBA, the Farm Service Agency, the Federal Agriculture Mortgage Corporation, and the United States Department of Agriculture, of which the guaranteed portion is expected to be sold in the secondary market in exchange for a one-time premium. At the time the guaranteed portion of the loan is sold, the unguaranteed portion and related right to service the entire loan is retained with the Company, to earn future servicing income. The loans held for sale are accounted for at the lower of cost or fair value, using the aggregate method. There were no government-guaranteed loans held for sale at December 31, 2025. Government-guaranteed loans held for sale at December 31, 2024 totaled $3,247,000.
Servicing rights acquired through the origination of loans, which are subsequently sold with servicing rights retained, are recognized as separate assets or liabilities. Servicing assets and liabilities are initially recorded at fair value and are subsequently amortized in proportion to, and over the period of, the related net servicing income or expense. Servicing assets represent the assets related to servicing loans for others, including collecting payments, maintaining escrow accounts, disbursing payments to investors, and conducting foreclosure proceedings. The amortized assets are assessed for impairment or increased obligations at the loan level, based on the fair value on a periodic basis. The Company serviced loans with unpaid principal balances of $121,515,000 and $159,078,000 as of December 31, 2025 and 2024, respectively, on behalf of others.
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
Stock-Based Compensation
The Company issues equity grants in the form of stock options, RSAs, and PSUs under the Five Star Bancorp 2021 Equity Incentive Plan. These grants are issued to executives, directors, and employees. Compensation cost is recognized based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the grant date fair value of stock options, while the fair value of the Company’s common stock at the date of grant is used for RSAs and PSUs. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company recognizes forfeitures as they occur and does not estimate forfeitures at grant.
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
EPS
Basic EPS is net income divided by the weighted average number of common shares outstanding during the period less average unvested RSAs. Diluted EPS includes the dilutive effect of additional potential common shares related to unvested RSAs using the treasury stock method. During the years ended December 31, 2025 and 2024, there were no outstanding stock options. The Company has two forms of outstanding common stock: common stock and unvested RSAs. Holders of unvested RSAs receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings, and therefore the RSAs are considered participating securities. However, under the two-class method, the difference in EPS is not significant for these participating securities.

Table 1.2: EPS
(in thousands, except share and per share data)	2025	2024	2023
Net income	$61,606	$45,671	$47,734
Basic weighted average common shares outstanding	21,224,788	20,154,385	17,166,592
Add: Dilutive effects of assumed vesting of restricted stock	48,764	51,055	21,377
Total dilutive weighted average common shares outstanding	21,273,552	20,205,440	17,187,969
Earnings per common share:
Basic EPS	$2.90	$2.26	$2.78
Diluted EPS	$2.90	$2.26	$2.78
The Company did not have any anti-dilutive shares at December 31, 2025 or December 31, 2024.
Subordinated Notes
The subordinated notes are recorded at par with related debt issuance costs reported as a direct reduction from the carrying amount. Issuance costs are amortized over the remaining maturity of the notes and reflected in interest expense.
Fair Value of Financial Instruments
The consolidated financial statements include various estimated fair value information as of December 31, 2025 and 2024. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions, and are subject to change.
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
Subsequent Events
The Company has evaluated events and transactions subsequent to December 31, 2025 for recognition or disclosure. Additional detail can be found in Note 19, Subsequent Events.
Note 2: Recently Issued Accounting Standards
The following information reflects recent accounting standards that have been adopted or are pending adoption by the Company. As discussed in Note 1, Basis of Presentation, the Company qualifies as an emerging growth company and as such, has elected not to opt out of the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. However, we may early adopt certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is permitted. Our early adoption of ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”) was voluntary and does not represent an irrevocable election to opt out of the extended transition period for all standards. Apart from ASU 2023-09, the accounting standards discussed below indicate effective dates for the Company as an emerging growth company using the extended transition period.
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
In December 2023, the FASB issued ASU 2023-09, which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign operations, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state, and foreign operations. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, for emerging growth companies that have elected not to opt out of the extended transition period. The Company elected to early adopt ASU 2023-09 for the fiscal year ended December 31, 2025, which did not have a significant impact on the Company’s consolidated financial statements. The Company’s early adoption of ASU 2023-09 was voluntary and does not represent an irrevocable election to opt out of the extended transition period for all standards. The Company has updated its income tax disclosures in accordance with ASU 2023-09, which primarily enhances transparency regarding income tax expense and related items.
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

A summary of the amortized cost and fair value related to securities held-to-maturity as of December 31, 2025 and 2024 is presented in Table 3.1. Securities held-to-maturity had a $20,000 allowance for credit losses as of December 31, 2025 and 2024.

Table 3.1: Securities Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
2025
Obligations of states and political subdivisions	$2,190	$—	$(195)	$1,995
Total held-to-maturity	$2,190	$—	$(195)	$1,995
2024
Obligations of states and political subdivisions	$2,720	$—	$(367)	$2,353
Total held-to-maturity	$2,720	$—	$(367)	$2,353
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
The Company adopted ASC 326 on January 1, 2023, which affects accounting of credit loss expense on held-to-maturity and available-for-sale securities. As of December 31, 2025 and 2024, the allowance for credit losses on held-to-maturity securities was $20,000. The Company did not record an allowance for credit losses on available-for-sale securities as of December 31, 2025 and 2024. Refer to Note 1, Basis of Presentation, for further detail.
A summary of the amortized cost and fair value related to securities available-for-sale as of December 31, 2025 and 2024 is presented in Table 3.2.

Table 3.2: Securities Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
2025
U.S. government agency securities	$7,276	$138	$(53)	$7,361
Mortgage-backed securities	56,941	31	(8,786)	48,186
Obligations of states and political subdivisions	40,734	—	(3,770)	36,964
Collateralized mortgage obligations	246	—	(15)	231
Corporate bonds	2,000	—	(43)	1,957
Total available-for-sale	$107,197	$169	$(12,667)	$94,699
2024
U.S. government agency securities	$8,293	$152	$(100)	$8,345
Mortgage-backed securities	62,397	6	(11,833)	50,570
Obligations of states and political subdivisions	42,762	1	(5,626)	37,137
Collateralized mortgage obligations	305	—	(26)	279
Corporate bonds	2,000	—	(137)	1,863
Total available-for-sale	$115,757	$159	$(17,722)	$98,194

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2025 and 2024 are shown in Table 3.3. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3.3: Contractual Maturities - Investment Securities
(in thousands)	2025				2024
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$170	$155	$—	$—	$210	$182	$—	$—
After one but within five years	865	788	1,256	1,196	945	818	798	737
After five years through ten years	1,155	1,052	13,471	12,385	1,380	1,193	9,221	8,108
After ten years	—	—	26,007	23,383	185	160	32,743	28,292
Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	7,276	7,361	—	—	8,293	8,345
Mortgage-backed securities	—	—	56,941	48,186	—	—	62,397	50,570
Collateralized mortgage obligations	—	—	246	231	—	—	305	279
Corporate bonds	—	—	2,000	1,957	—	—	2,000	1,863
Total	$2,190	$1,995	$107,197	$94,699	$2,720	$2,353	$115,757	$98,194

Sales of investment securities and gross gains and losses are shown in Table 3.4.

Table 3.4: Income Statement Impacts for Securities Available-for-Sale
(in thousands)	2025	2024	2023
Available-for-sale:
Sales proceeds	$—	$—	$737
Gross realized (losses) gains	—	—	(167)
Pledged investment securities are shown in Table 3.5.

Table 3.5: Pledged Investment Securities
(in thousands)	2025	2024
Pledged to:
The State of California, securing deposits of public funds and borrowings	$47,091	$49,477
The Federal Reserve Discount Window, increasing borrowing capacity	42,578	45,576
Total pledged investment securities	$89,669	$95,053
Table 3.6 details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2025 and 2024.

Table 3.6: Securities Available-for-Sale in Continuous Unrealized Loss Positions
(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
2025
U.S. government agency securities	$1,683	$(6)	$2,393	$(47)	$4,076	$(53)
Mortgage-backed securities	—	—	47,090	(8,786)	47,090	(8,786)
Obligations of states and political subdivisions	360	(20)	36,603	(3,750)	36,963	(3,770)
Collateralized mortgage obligations	—	—	231	(15)	231	(15)
Corporate bonds	—	—	1,957	(43)	1,957	(43)
Total temporarily impaired securities	$2,043	$(26)	$88,274	$(12,641)	$90,317	$(12,667)
2024
U.S. government agency securities	$2,316	$(11)	$4,082	$(89)	$6,398	$(100)
Mortgage-backed securities	—	—	49,476	(11,833)	49,476	(11,833)
Obligations of states and political subdivisions	—	—	35,630	(5,626)	35,630	(5,626)
Collateralized mortgage obligations	—	—	279	(26)	279	(26)
Corporate bonds	—	—	1,863	(137)	1,863	(137)
Total temporarily impaired securities	$2,316	$(11)	$91,330	$(17,711)	$93,646	$(17,722)
There were 147 available-for-sale securities in unrealized loss positions at December 31, 2025 and 2024. As of December 31, 2025, the investment portfolio included 142 investment securities that had been in a continuous loss position for twelve months or more and five investment securities that had been in a loss position for less than twelve months.

There was one held-to-maturity security in a continuous unrealized loss position at December 31, 2025 and 2024, which had been in a continuous loss position for more than twelve months.
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
Non-Marketable Securities Included in Other Assets
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15,000,000 of FHLB stock at December 31, 2025 and 2024. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at December 31, 2025 and 2024. For the years ended December 31, 2025, 2024, and 2023, cash dividends received on FHLB capital stock in the amount of $1,317,000, $1,320,000, and $970,000, respectively, were recorded as non-interest income in the consolidated statements of income.
Equity investments: The Company is a limited partner in certain venture-backed capital funds and accounts for these investments under the equity method of accounting, as its ownership is greater than 3% of each fund. The Company held $12,111,000 and $9,328,000 of equity investments at December 31, 2025 and 2024, respectively, included in “Interest receivable and other assets” in the consolidated balance sheets. The Company’s share of earnings from these investments was $821,000, $545,000, and $1,683,000 for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in “Other non-interest income” in the consolidated statements of income. No individual investee is material to the Company’s consolidated financial statements. Based on management’s analysis of each fund’s financial condition and certain qualitative factors, management determined that the equity investments were not impaired at December 31, 2025 and 2024.
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

Table 4.1: Loans Outstanding
(in thousands)	December 31, 2025	December 31, 2024
Real estate:
Commercial	$3,305,713	$2,857,173
Commercial land and development	1,352	3,849
Commercial construction	96,760	111,318
Residential construction	8,389	4,561
Residential	37,566	32,774
Farmland	59,606	47,241
Commercial:
Secured	251,736	170,548
Unsecured	40,422	27,558
Consumer and other	275,475	279,584
Subtotal	4,077,019	3,534,606
Net deferred loan fees	(2,090)	(1,920)
Loans held for investment	4,074,929	3,532,686
Allowance for credit losses	(44,409)	(37,791)
Loans held for investment, net of allowance for credit losses	$4,030,520	$3,494,895
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
Concentrations
The Company’s customers are primarily located in the Greater Sacramento, North Valley, and San Francisco Bay Area regions of California. As of December 31, 2025, approximately 86% of the Company’s loans were real estate related, 7% were commercial, and 7% were consumer.
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

Table 4.2: Loans by Risk Category and Vintage
	Amortized Cost Basis by Origination Year as of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$670,067	$414,556	$282,656	$838,288	$579,921	$406,273	$13,549	$—	$3,205,310
Watch	200	—	2,974	31,209	16,949	23,407	1,391	—	76,130
Substandard	1,044	—	2,122	—	3,700	14,040	415	—	21,321
Total	671,311	414,556	287,752	869,497	600,570	443,720	15,355	—	3,302,761
Commercial land and development
Pass	414	75	—	—	—	369	496	—	1,354
Total	414	75	—	—	—	369	496	—	1,354
Commercial construction
Pass	19,160	11,692	50,158	522	—	—	—	—	81,532
Watch	—	14,891	—	—	—	—	—	—	14,891
Total	19,160	26,583	50,158	522	—	—	—	—	96,423
Residential construction
Pass	8,341	—	—	—	—	—	—	—	8,341
Total	8,341	—	—	—	—	—	—	—	8,341
Residential
Pass	6,285	5,923	4,718	2,784	8,883	7,548	1,459	—	37,600
Total	6,285	5,923	4,718	2,784	8,883	7,548	1,459	—	37,600
Farmland
Pass	19,761	1,580	1,994	6,126	8,215	21,323	—	—	58,999
Watch	—	—	—	—	—	585	—	—	585
Total	19,761	1,580	1,994	6,126	8,215	21,908	—	—	59,584
Commercial:
Secured
Pass	53,290	25,960	15,508	16,270	6,881	15,762	107,900	—	241,571
Watch	—	95	528	6,867	1,665	1,122	—	—	10,277
Substandard	167	—	166	34	74	17	499	—	957
Total	53,457	26,055	16,202	23,171	8,620	16,901	108,399	—	252,805
Unsecured
Pass	12,597	8,163	2,514	1,282	1,828	2,874	11,195	—	40,453
Total	12,597	8,163	2,514	1,282	1,828	2,874	11,195	—	40,453
Consumer and other
Pass	72,893	172,130	21,159	4,976	4,172	120	152	—	275,602
Substandard	—	—	—	6	—	—	—	—	6
Total	72,893	172,130	21,159	4,982	4,172	120	152	—	275,608
Total
Pass	862,808	640,079	378,707	870,248	609,900	454,269	134,751	—	3,950,762
Watch	200	14,986	3,502	38,076	18,614	25,114	1,391	—	101,883
Substandard	1,211	—	2,288	40	3,774	14,057	914	—	22,284
Total	$864,219	$655,065	$384,497	$908,364	$632,288	$493,440	$137,056	$—	$4,074,929

Table 4.2: Loans by Risk Category and Vintage (continued)
	Amortized Cost Basis by Origination Year as of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$427,209	$298,408	$881,675	$618,052	$202,356	$312,622	$3,688	$—	$2,744,010
Watch	641	8,193	42,531	31,895	16,969	6,316	1,391	—	107,936
Substandard	—	—	—	—	—	2,585	—	—	2,585
Total	427,850	306,601	924,206	649,947	219,325	321,523	5,079	—	2,854,531
Commercial land and development
Pass	1,781	—	1,237	—	180	656	—	—	3,854
Total	1,781	—	1,237	—	180	656	—	—	3,854
Commercial construction
Pass	13,757	72,933	13,112	—	11,231	—	—	—	111,033
Total	13,757	72,933	13,112	—	11,231	—	—	—	111,033
Residential construction
Pass	4,560	—	—	—	—	—	—	—	4,560
Total	4,560	—	—	—	—	—	—	—	4,560
Residential
Pass	6,080	4,783	2,869	9,483	2,201	6,246	1,134	—	32,796
Total	6,080	4,783	2,869	9,483	2,201	6,246	1,134	—	32,796
Farmland
Pass	1,054	2,042	7,032	11,467	6,960	17,373	—	—	45,928
Watch	501	—	791	—	—	—	—	—	1,292
Total	1,555	2,042	7,823	11,467	6,960	17,373	—	—	47,220
Commercial:
Secured
Pass	26,536	20,427	21,142	9,607	9,144	14,400	55,914	—	157,170
Watch	—	301	9,840	2,581	107	1,289	—	—	14,118
Substandard	—	—	—	—	—	48	—	—	48
Total	26,536	20,728	30,982	12,188	9,251	15,737	55,914	—	171,336
Unsecured
Pass	8,071	4,499	2,815	3,494	4,817	1,364	2,515	—	27,575
Total	8,071	4,499	2,815	3,494	4,817	1,364	2,515	—	27,575
Consumer and other
Pass	232,420	33,453	7,874	5,812	6	207	—	—	279,772
Substandard	—	—	9	—	—	—	—	—	9
Total	232,420	33,453	7,883	5,812	6	207	—	—	279,781
Total
Pass	721,468	436,545	937,756	657,915	236,895	352,868	63,251	—	3,406,698
Watch	1,142	8,494	53,162	34,476	17,076	7,605	1,391	—	123,346
Substandard	—	—	9	—	—	2,633	—	—	2,642
Total	$722,610	$445,039	$990,927	$692,391	$253,971	$363,106	$64,642	$—	$3,532,686
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

Table 4.3 presents the Company’s gross charge-offs by origination year and class, where origination is defined as the later of origination or renewal date, as of the periods indicated.

Table 4.3: Gross Charge-Offs by Vintage
	Amortized Cost Basis by Origination Year as of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial	$—	$—	$—	$112	$168	$—	$—	$—	$280
Commercial:
Secured	—	405	510	453	343	1,502	—	—	3,213
Unsecured	—	—	—	—	50	—	—	—	50
Consumer and other	—	—	35	179	87	—	—	—	301
Total	$—	$405	$545	$744	$648	$1,502	$—	$—	$3,844

	Amortized Cost Basis by Origination Year as of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial:
Secured	116	1,433	1,218	323	712	935	—	—	4,737
Unsecured	—	36	—	5	—	—	—	—	41
Consumer and other	—	46	211	116	—	—	—	—	373
Total	$116	$1,515	$1,429	$444	$712	$935	$—	$—	$5,151

Table 4.4 presents the age analysis of the Company’s past due loans by class as of the periods indicated.

Table 4.4: Age Analysis of Past Due Loans by Class
(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
December 31, 2025
Real estate:
Commercial	$859	$—	$—	$859	$3,301,902	$3,302,761
Commercial land and development	—	—	—	—	1,354	1,354
Commercial construction	—	—	—	—	96,423	96,423
Residential construction	—	—	—	—	8,341	8,341
Residential	—	—	—	—	37,600	37,600
Farmland	—	—	—	—	59,584	59,584
Commercial:
Secured	691	8	183	882	251,923	252,805
Unsecured	—	—	—	—	40,453	40,453
Consumer and other	46	—	—	46	275,562	275,608
Total	$1,596	$8	$183	$1,787	$4,073,142	$4,074,929

December 31, 2024
Real estate:
Commercial	$—	$—	$—	$—	$2,854,531	$2,854,531
Commercial land and development	—	—	—	—	3,854	3,854
Commercial construction	—	—	—	—	111,033	111,033
Residential construction	—	—	—	—	4,560	4,560
Residential	—	—	—	—	32,796	32,796
Farmland	—	—	—	—	47,220	47,220
Commercial:
Secured	1,107	—	—	1,107	170,229	171,336
Unsecured	—	—	—	—	27,575	27,575
Consumer and other	67	—	—	67	279,714	279,781
Total	$1,174	$—	$—	$1,174	$3,531,512	$3,532,686
There were no loans greater than 90 days past due and still accruing interest income as of December 31, 2025 or 2024.
Table 4.5 presents the amortized cost basis of the Company’s collateral dependent loans by class as of the periods indicated. These loans were individually evaluated for credit loss in accordance with the Company’s allowance for credit losses methodology.

Table 4.5: Collateral Dependent Loans by Class
(in thousands)	2025	2024
Real estate:
Commercial	$2,667	$1,749
Commercial:
Secured	17	48
Total	$2,684	$1,797

There were no residential real estate loans in the process of foreclosure as of December 31, 2025 and 2024.
Modifications to loans for borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
Table 4.6 presents the amortized cost basis of loans by class that were modified due to financial distress during the periods indicated.

Table 4.6: Amortized Cost Basis of Loans Modified due to Financial Distress
(in thousands)	For the twelve months ended December 31, 2025		For the twelve months ended December 31, 2024
	Payment Change/Deferment	Total % of Loans Outstanding	Payment Change	Total % of Loans Outstanding
Real estate:
Commercial	$1,583	0.04%	$1,749	0.05%
Total	$1,583	0.04%	$1,749	0.05%
Table 4.7 presents the financial effect of loans by class that were modified due to financial distress during the periods indicated.

Table 4.7: Financial Effect of Loans Modified due to Financial Distress
For the twelve months ended December 31,	Modification Type	Loan Type	Financial Effect
2025	Payment Change/Deferment	Real estate: Commercial	Reduced the loan payment owed by the borrower for five months and deferred the full loan payment for one month
2024	Payment Change	Real estate: Commercial	Reduced the loan payment owed by the borrower for twelve months
Table 4.8 presents the Company’s non-accrual loans by class as of the periods indicated.

Table 4.8: Non-accrual Loans
(in thousands)	2025	2024
Real estate:
Commercial	$2,666	$1,750
Commercial:
Secured	430	48
Total non-accrual loans	$3,096	$1,798
No interest income was recognized on non-accrual loans in the years ended December 31, 2025, 2024, and 2023. Non-accrual real estate loans did not have an allowance for credit losses as of December 31, 2025 and 2024. Non-accrual commercial loans carried an immaterial allowance for credit losses as of December 31, 2025 and 2024. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $194,000, $167,000, and $95,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
Allowance for Credit Losses
Table 4.9 discloses activity in the allowance for credit losses for the periods indicated.

Table 4.9: Allowance for Credit Losses
(in thousands)	Beginning Balance	Effect of Adoption of ASC 326	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Year ended December 31, 2025
Real estate:
Commercial	$25,864	$—	$(280)	$—	$(365)	$25,219
Commercial land and development	78	—	—	—	(22)	56
Commercial construction	2,268	—	—	—	1,782	4,050
Residential construction	64	—	—	—	149	213
Residential	270	—	—	—	92	362
Farmland	607	—	—	—	(140)	467
Commercial:
Secured	5,866	—	(3,213)	475	8,076	11,204
Unsecured	278	—	(50)	—	254	482
Consumer and other	2,496	—	(301)	237	(76)	2,356
Total	$37,791	$—	$(3,844)	$712	$9,750	$44,409

Year ended December 31, 2024
Real estate:
Commercial	$29,015	$—	$—	$—	$(3,151)	$25,864
Commercial land and development	178	—	—	—	(100)	78
Commercial construction	718	—	—	—	1,550	2,268
Residential construction	89	—	—	—	(25)	64
Residential	151	—	—	—	119	270
Farmland	399	—	—	—	208	607
Commercial:
Secured	3,314	—	(4,737)	695	6,594	5,866
Unsecured	189	—	(41)	—	130	278
Consumer and other	378	—	(373)	366	2,125	2,496
Total	$34,431	$—	$(5,151)	$1,061	$7,450	$37,791

Year ended December 31, 2023
Real estate:
Commercial	$19,216	$7,606	$—	$—	$2,193	$29,015
Commercial land and development	54	74	—	—	50	178
Commercial construction	645	882	—	—	(809)	718
Residential construction	49	81	—	—	(41)	89
Residential	175	3	—	—	(27)	151
Farmland	644	(396)	—	—	151	399
Commercial:
Secured	7,098	(3,060)	(3,496)	423	2,349	3,314
Unsecured	116	37	(6)	—	42	189
Consumer and other	347	80	(1,106)	995	62	378
Unallocated	45	(45)	—	—	—	—
Total	$28,389	$5,262	$(4,608)	$1,418	$3,970	$34,431

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the consolidated statements of income.

Table 4.10: Unfunded Loan Commitment Reserves
(in thousands)	2025	2024	2023
Balance at January 1	$747	$1,247	$125
Effect of adoption of ASC 326	—	—	1,092
(Benefit) provision	(50)	(500)	30
Balance at December 31	$697	$747	$1,247
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $2,209,121,000 and $1,850,910,000 at December 31, 2025 and 2024, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $1,324,605,000 and $1,201,864,000 at December 31, 2025 and 2024, respectively, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 9, Long Term Debt and Other Borrowings, for further discussion of these borrowings.
Note 5: Premises and Equipment, Net
Table 5.1 shows the composition of premises and equipment, net, as of December 31, 2025 and 2024.

Table 5.1: Premises and Equipment, Net
(in thousands)	2025	2024
Furniture, fixtures, and equipment	$5,336	$4,587
Tenant improvements	2,658	2,210
Bank automobiles	125	125
	8,119	6,922
Accumulated depreciation and amortization	(6,010)	(5,338)
Premises and equipment, net	$2,109	$1,584
Depreciation and amortization expense for occupancy, furniture, fixtures, and equipment was $671,000, $667,000, and $673,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 6: Bank-owned Life Insurance
The Company owns life insurance policies on the lives of certain current and former officers designated by the board of directors to fund its employee benefit programs. Death benefits provided under the specific terms of these insurance policies are estimated to be $49,586,000 at December 31, 2025. The benefits to employees’ beneficiaries are limited to each employee’s active service period. The investment in BOLI policies is reported at their cash surrender value, net of surrender charges, of $23,910,000 and $19,375,000 at December 31, 2025 and 2024, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies, net of mortality costs and other fees. Income of $824,000, $644,000, and $510,000 was recognized on these life insurance policies for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 7: Interest Receivable and Other Assets
The composition of interest receivable and other assets as of December 31, 2025 and 2024 is shown in Table 7.1.

Table 7.1: Interest Receivable and Other Assets
(in thousands)	2025	2024
Interest receivable	$11,904	$10,293
Equity investments	12,111	9,328
Low income housing tax credits	22,476	14,081
Other assets	22,189	21,852
Interest receivable and other assets	$68,680	$55,554
Note 8: Interest-Bearing Deposits
Table 8.1 shows the composition of interest-bearing deposits as of December 31, 2025 and 2024.

Table 8.1: Interest-Bearing Deposits
(in thousands)	2025	2024
Interest-bearing transaction accounts	$344,200	$315,217
Savings accounts	139,169	124,702
Money market accounts	2,078,567	1,525,292
Time accounts, $250 or more	350,032	344,129
Other time accounts	204,579	326,025
Total interest-bearing deposits	$3,116,547	$2,635,365
Time deposits totaled $554,611,000 and $670,154,000 as of December 31, 2025 and 2024, respectively. There were $174,981,000 of brokered time deposits as of December 31, 2025 and $299,961,000 of brokered time deposits as of December 31, 2024. Scheduled maturities of time deposits as of December 31, 2025 for the next five years are shown in Table 8.2.

Table 8.2: Scheduled Maturities of Time Deposits
(in thousands)
2026	$552,870
2027	1,680
2028	61
2029	—
2030	—
Total time deposits	$554,611
Total deposits include deposits offered through the IntraFi Network that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest-bearing transaction deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-

market brokered deposits. There were no one-way deposits at December 31, 2025 and 2024. The composition of network deposits as of December 31, 2025 and 2024 is shown in Table 8.3.

Table 8.3: Network Deposits
(in thousands)	2025	2024
CDARS	$21,488	$19,292
ICS	957,156	674,453
Total network deposits	$978,644	$693,745
Table 8.4 presents interest expense recognized on interest-bearing deposits for the years ended December 31, 2025, 2024, and 2023.

Table 8.4: Interest Expense Recognized on Interest-Bearing Deposits
(in thousands)	2025	2024	2023
Interest-bearing transaction accounts	$4,529	$4,716	$3,321
Savings accounts	3,363	3,584	3,073
Money market accounts	56,323	53,750	33,932
Time accounts, $250 or more	15,378	12,329	12,686
Other time accounts	12,789	8,019	4,849
Total interest expense on interest-bearing deposits	$92,382	$82,398	$57,861
Note 9: Long Term Debt and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75,000,000 of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19,250,000 was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (6.94% as of December 31, 2025) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1,454,000, of which $496,000 has been amortized through December 31, 2025. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At December 31, 2025 and 2024, the carrying value of the Company’s subordinated notes was $74,041,000 and $73,895,000, respectively.
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

Table 9.1: Financing Availability with the FHLB
(in thousands)	2025	2024
Total financing ability from the FHLB	$1,518,680	$1,212,209
Less: outstanding borrowings	—	—
Less: LCs pledged to secure State of California deposits	312,500	281,500
Less: LCs pledged to secure local agency deposits	575,000	420,000
Total LCs issued	887,500	701,500
Available borrowing capacity with the FHLB	$631,180	$510,709
At December 31, 2025 and 2024, the Company had the ability to borrow from the Federal Reserve Discount Window. The borrowings were available at an interest rate of 3.75% as of December 31, 2025. At December 31, 2025 and 2024, the borrowing capacity under this arrangement was $957,362,000 and $862,136,000, respectively. There were no amounts outstanding at December 31, 2025 and 2024. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.
At December 31, 2025, the Company had five unsecured federal funds lines of credit totaling $185,000,000 with five of its correspondent banks. At December 31, 2024, the Company had five unsecured federal funds lines of credit totaling $175,000,000 with five of its correspondent banks. The borrowings were available at interest rates ranging from 3.75% to 4.95% as of December 31, 2025 and interest rates ranging from 4.55% to 5.70% as of December 31, 2024. There were no amounts outstanding at December 31, 2025 and 2024.
Note 10: 401(k) Benefit Plan
A 401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the lesser of 100% of eligible compensation or the annually adjusted IRS dollar limit. These voluntary contributions are matched equal to 100% of the first 3% of the employee’s compensation contributed and 50% of contributions exceeding 3% of eligible compensation, not to exceed 5% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The expense related to matching employees’ contributions for 2025, 2024, and 2023 was $1,039,000, $835,000, and $787,000, respectively.
Note 11: Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The provision for income taxes consists of federal and state income taxes. The Company does not have any foreign operations or foreign income tax exposure.

Income Tax Rate Reconciliation
Table 11.1 presents a calculation of the Company’s income tax expense for the year ended December 31, 2025.

Table 11.1: Calculation of Income Tax Expense
	2025
(in thousands)	Amount	Percent
Income before provision for income taxes	$83,732

Income tax expense at U.S. federal statutory rate	17,584	21.00%
State and local income tax, net of federal income tax effect[1]	5,837	6.97%
Tax Credits
IRC 45X Tax Credits	(900)	(1.07)%
Other tax credits	(139)	(0.17)%
Nontaxable and nondeductible items
Other nontaxable and nondeductible items	(54)	(0.06)%
Other adjustments	(202)	(0.25)%
Total	$22,126	26.42%
1 State taxes in California made up the majority of the effect of the state and local tax category.
Table 11.2 presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2024 and 2023.

Table 11.2: Difference Between Effective Income Tax Rate and Statutory Federal Rate
(in thousands)	2024	2023
Statutory U.S. federal income tax	$13,591	$13,989
Increase (decrease) resulting from:
State taxes, net of federal impact	5,219	5,048
Other	240	(155)
Income tax expense	$19,050	$18,882
Effective tax rate	29.43%	28.34%
The impact of transferable tax credits purchased and utilized during the year is included in the “IRC 45X Tax Credits” line item in the Company’s reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate, as required by ASU 2023-09. For the year ended December 31, 2025, the transferable tax credits reduced the Company’s effective tax rate by 1.07%.

Table 11.3 shows the components of the consolidated provision for income taxes for the years indicated.

Table 11.3: Components of Consolidated Provision for Income Taxes
(in thousands)	2025	2024	2023
Current tax expense:
Federal	$15,819	$12,382	$13,234
State	6,885	6,911	6,439
Total current tax expense	22,704	19,293	19,673
Deferred tax expense (benefit):
Federal	(919)	(66)	(741)
State	341	(177)	(50)
Total deferred tax benefit	(578)	(243)	(791)
Provision for income taxes	$22,126	$19,050	$18,882
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Table 11.4 shows significant components of deferred tax assets and liabilities as of December 31, 2025, 2024, and 2023.

Table 11.4: Components of Deferred Tax Assets and Liabilities
(in thousands)	2025	2024	2023
Deferred tax assets:
Allowance for credit losses	$12,143	$11,241	$10,820
Supplemental employee retirement plan	279	343	409
Gain on available-for-sale assets	677	943	303
Net unrealized loss on securities available-for-sale	3,353	5,192	4,938
State tax	1,188	1,268	751
Operating lease liability	3,195	1,999	1,759
Other	392	334	1,891
Total deferred tax assets	21,227	21,320	20,871
Deferred tax liabilities:
Deferred loan fees	(3,436)	(3,723)	(4,063)
Depreciation	(332)	(145)	(411)
ROUA	(2,907)	(1,821)	(1,648)
Other	(983)	(801)	(416)
Total deferred tax liabilities	(7,658)	(6,490)	(6,538)
Net deferred tax asset	$13,569	$14,830	$14,333
The Company evaluates the need for a valuation allowance against deferred tax assets based on the likelihood of realization. No deferred tax asset valuation allowance was established during 2025, 2024, or 2023, as management believes it is more likely than not the Company will realize the benefits of these deductible differences as of December 31, 2025, 2024, and 2023.

Tax Impacts of Investments in Qualified Affordable Housing Projects
Table 11.5 details items the Company recognized as components of tax expense, taxable losses and amortization expense relating to investments in Qualified Affordable Housing Projects for the periods indicated.

Table 11.5: Tax Impacts of Investments in Qualified Affordable Housing Projects
(in thousands)	2025	2024	2023
Taxable loss - decrease in tax expense	$(2,689)	$(963)	$(1,626)
Amortization - increase in tax expense	1,769	1,050	291
Qualified Affordable Housing Tax Credits - decrease in tax expense	(1,553)	(1,046)	—
The total capital contributed, net of amortization, for the Low Income Housing Tax Credit Funds was $14,312,000 as of December 31, 2025. As of December 31, 2025, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $8,119,000, of which $3,853,000 is expected to be made in 2026.
Transferable Tax Credits
During the year ended December 31, 2025, the Company purchased IRC 45X transferable federal tax credits from a third party under the provisions of the Inflation Reduction Act of 2022, as modified by H.R. 1, the “One Big Beautiful Bill Act” in 2025, resulting in a $0.9 million benefit to the provision for income taxes. These credits were acquired to offset the Company’s current year income tax liability and were fully utilized during the year. The credits were applied in accordance with relevant tax regulations, resulting in a reduction of the Company’s income tax payable for the year ended December 31, 2025. The benefit from the utilization of the purchased tax credits is reflected in the Company’s income tax expense for the period. No gain or loss was recognized, as the credits were used at their carrying value. As of December 31, 2025, there were no remaining purchased tax credits recorded on the balance sheet, as all credits acquired during the year were utilized. The Company’s ability to utilize purchased tax credits is subject to compliance with applicable tax laws and regulations. Management has reviewed the eligibility and documentation requirements and determined that all credits purchased and utilized during the year met the necessary criteria.
Unrecognized Tax Benefits
No unrecognized tax benefits were outstanding as of December 31, 2025, 2024, or 2023. The Company does not anticipate significant changes in unrecognized tax benefits within the next twelve months.
Other Disclosures
The Company files tax returns in the U.S. federal and state jurisdictions where the Company has material nexus. The Company is no longer subject to examinations for federal and state tax purposes for the years before 2021 and 2020, respectively.
There were no material interest or penalties in 2025, 2024, and 2023. It is the Company’s policy to record such accruals in its income tax accounts.
Note 12: Related Party Transactions
During the normal course of business, the Company may enter into transactions with related parties, including directors, executive officers, principal shareholders, and their businesses or affiliates. In accordance with applicable regulations and Bank policies, these loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Table 12.1 is a summary of loans to related parties in 2025, 2024, and 2023.

Table 12.1: Related Party Loans
(in thousands)	2025	2024	2023
Beginning balance	$14,497	$5,455	$6,250
New loans or advances	—	9,400	1,275
Repayments	(634)	(358)	(2,070)
Ending balance	$13,863	$14,497	$5,455
At December 31, 2025, 2024, and 2023, deposits from related parties (directors, executive officers, and principal shareholders) totaled $39,242,000, $53,607,000, and $37,201,000, respectively.
The Company leases an administrative office from a partnership comprised of certain shareholders and members of the board of directors, which is further described in Note 15, Commitments and Contingencies. Property management fees totaling $1,000 in 2025, 2024, and 2023 were paid to the entity that owns this property.
The Company leased a temporary administrative office from an entity affiliated with a member of our board of directors, which is further described in Note 15, Commitments and Contingencies. No property management fees were paid to the entity that owns this property.
Note 13: Equity Incentive Plan
In April 2021, the Company’s board of directors and shareholders approved the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, and other stock-based awards that the Compensation Committee determines are consistent with the purpose of the Equity Incentive Plan and the interests of the Company. Awards may be granted to the Company’s executives and other key employees, directors, and other service providers and are designed to align the interests of the Equity Incentive Plan’s participants with the interests of the Company’s shareholders. The stock options granted under the Equity Incentive Plan may be either non-statutory stock options or incentive stock options. There were no stock options outstanding at December 31, 2025 or 2024.
The total number of shares of the Company’s common stock reserved and available for grant and issuance pursuant to the Equity Incentive Plan will not exceed 1,700,000 shares, less RSAs granted, plus any RSAs that become available upon forfeiture. Each of these shares may be issued as an incentive stock option. At December 31, 2025, 1,361,860 shares remained available for issuance pursuant to grant awards under the Plan. The Equity Incentive Plan does not contain an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.
Stock-Based Compensation
The Company’s stock-based compensation consists of RSAs granted under its historical stock-based incentive arrangement (the “Historical Incentive Plan”) and RSAs and performance stock awards (“PSUs”) issued under the Equity Incentive Plan.
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
Beginning in 2025, the Company granted PSUs under the Equity Incentive Plan to certain executives. Performance is measured over a three-year period and such PSUs cliff vest. Based on the achievement of certain pre-established goals, actual payouts can range from 0% to 150% of the target award. All PSUs were granted at the fair value of common stock at the time of the award. As such, the PSUs are considered variable awards, as the number of shares and fair value are not known at the date of grant. An estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly, and total compensation expense is adjusted for any change in the current period. The estimate of the number of shares expected to vest is also used to accrue for dividends to be paid at the end of the vesting period.
Non-cash stock compensation expense recognized for the years ended December 31, 2025, 2024, and 2023 was $1,459,000, $1,156,000, and $962,000, respectively. The total fair value of restricted shares vested during the years ended December 31, 2025, 2024, and 2023 was $1,370,000, $1,101,000, and $953,000, respectively. Tax benefits for vested restricted shares are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable and were immaterial for the years ended December 31, 2025, 2024, and 2023.
In 2025, the Company granted as compensation to members of the board of directors a total of 11,097 shares that were scheduled to cliff vest as of December 31, 2025 contingent on continued service. In 2024, the Company granted as compensation to members of the board of directors a total of 16,380 shares that were scheduled to cliff vest as of December 31, 2024 contingent on continued service. In 2023, the Company granted as compensation to members of the board of directors a total of 13,882 shares that were scheduled to cliff vest as of December 31, 2023 contingent on continued service.
As of December 31, 2025, there was approximately $2,216,000 of unrecognized compensation expense related to the 124,747 unvested restricted shares. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits are expected to be recognized over the weighted average term remaining on the unvested restricted shares of 2.83 years as of December 31, 2025. The impact of tax benefits for dividends paid on unvested restricted stock on the Company’s consolidated statements of income for the years ended December 31, 2025, 2024, and 2023 was immaterial.
Table 13.1 summarizes information about unvested restricted shares.

Table 13.1: Unvested Restricted Share Activity
	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	120,577	$21.36	69,338	$20.53	96,826	$20.34
Shares granted	49,303	28.26	96,380	21.97	16,978	28.52
Shares vested	(44,134)	23.69	(43,358)	21.38	(42,553)	23.07
Shares forfeited	(999)	21.97	(1,783)	21.66	(1,913)	25.62
End of the period balance	124,747	$23.25	120,577	$21.36	69,338	$20.53

Table 13.2 summarizes information about unvested PSUs. The weighted average grant date fair value is based on the fair value at the time of grant. The vesting of PSUs is subject to achievement of specified performance targets and continued employment.

Table 13.2: Unvested Performance Share Activity
	2025
	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	—	$—
Shares granted	23,110	31.15
End of the period balance	23,110	$31.15
Table 13.2 shows the target number of PSUs awarded. Vesting of the PSUs is based on achievement of the Company’s three-year average return on average assets for the performance period ended December 31, 2027 relative to a peer group of publicly traded banks and bank holding companies utilizing the S&P Global Broad Market Index - Western Region. If the Company’s performance is at the 60th percentile, 70th percentile, and 80th percentile or higher, the recipients are entitled to receive 50%, 100%, and 150% of their target award grant, respectively. Based on current performance estimates, the Company estimates that the number of shares vested could be 150% of the target award, or 34,665 shares, with approximately $814,000 of related unrecognized compensation expense. The weighted average term remaining on unvested PSUs is 2.00 years.
Note 14: Shareholders’ Equity
Dividends
During the year ended December 31, 2025, the Company declared cash dividends on its common shares totaling $17,085,000. During the year ended December 31, 2024, the Company declared cash dividends on its common shares totaling $16,243,000. During the year ended December 31, 2023, the Company declared cash dividends on its common shares totaling $12,943,000.
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

Table 15.1: Unfunded Loan Commitments and Standby Letters of Credit
(in thousands)	2025	2024
Commercial lines of credit	$287,988	$230,063
Undisbursed commercial real estate loans	94,559	98,508
Undisbursed construction loans	82,420	74,671
Agricultural lines of credit	26,236	21,155
Undisbursed residential real estate loans	5,965	7,225
Undisbursed agricultural real estate loans	4,470	—
Other	1,627	1,973
Total commitments and standby letters of credit	$503,265	$433,595
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $697,000 and $747,000 as of December 31, 2025 and 2024, respectively, which is recorded in “Interest payable and other liabilities” in the consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 86.07% of the Company’s loan portfolio at December 31, 2025 and 86.41% of the Company’s loan portfolio at December 31, 2024. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At December 31, 2025, the Company had 129 deposit relationships that exceeded $5,000,000 each, totaling $2,558,312,000, or approximately 60.90% of total deposits. The Company’s largest single deposit relationship at December 31, 2025 totaled $290,000,000, or approximately 6.90% of total deposits. At December 31, 2024, the Company had 104 deposit relationships that exceeded $5,000,000 each, totaling $2,166,080,000, or approximately 60.88% of total deposits. The Company’s largest single deposit relationship at December 31, 2024 totaled $300,000,000, or approximately 8.43% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled $27,356,000 and $29,154,000 at December 31, 2025 and 2024, respectively.
Equity investments: The Company has committed to and is invested in a limited number of venture funds. As of December 31, 2025 and 2024, the balance of these investments totaled approximately $12,111,000 and $9,328,000, respectively. As of December 31, 2025 and 2024, the estimated remaining commitment for these funds totaled $13,695,000 and $10,833,000, respectively.
Leases
The Company leases office space for its banking operations under non-cancelable operating leases of various terms. The leases expire at dates through 2036 and provide for renewal options from one to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. All leases include predefined rental increases over the term of the lease.
The Company has a sublease agreement for space adjacent to the Redding location. The sublease has renewal terms extended to December 31, 2026.

The Company leases its Sacramento administrative office from a partnership comprised of certain shareholders and members of the Company’s board of directors. The Sacramento administrative office lease extends through May 2026. Rent expense paid to the partnership was $33,000, $32,000, and $28,000 for the years ended December 31, 2025, 2024, and 2023, respectively, under this lease.
Until the opening of a full service branch in San Francisco in September 2024, the Company leased a temporary administrative office in San Francisco from an entity affiliated with a member of our board of directors. No rent expense was paid to this entity for the year ended December 31, 2025. Rent expense paid to this entity was $40,000 and $19,000 for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2025, the Company’s ROUA and lease liability were $10,802,000 and $11,872,000, respectively.
Table 15.2 presents the components of lease expense for the years shown.

Table 15.2: Components of Lease Expense
(in thousands)	2025	2024	2023
Operating lease expense	$1,727	$1,609	$1,261
Sublease income	(26)	(26)	(22)
Total lease expense	$1,701	$1,583	$1,239
Table 15.3 presents the weighted average operating lease term, discount rate, and operating cash flows at the dates indicated.

Table 15.3: Other Lease Information
(in thousands, except for average remaining lease term and discount rate)	December 31, 2025	December 31, 2024	December 31, 2023
Weighted average remaining lease term	7.68 years	6.33 years	5.28 years
Weighted average discount rate	4.99%	4.99%	4.11%
Operating cash flows for operating leases	$1,117	$916	$900
ROUA obtained in exchange for operating lease liabilities	6,132	2,170	2,281
Table 15.4 shows the future minimum lease payments under the Company’s operating lease arrangements as of December 31, 2025.

Table 15.4: Future Minimum Lease Payments
(in thousands)	December 31, 2025
2026	$1,996
2027	2,112
2028	2,052
2029	1,668
2030	1,454
Thereafter	5,231
Total expected operating lease payments	14,513
Discount for present value of expected cash flows	(2,641)
Operating lease liability at December 31, 2025	$11,872
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
The Company and Bank are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%), and a Tier 1 leverage ratio of at least 4.0%. Management believes that, as of December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2025, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in Table 16.2. There are no conditions or events since that categorization that management believes have changed the Bank’s category.
The principal source of cash for the Company is dividends from the Bank. Dividends from the Bank to the Company are restricted under California law to the lesser of: (i) the Bank’s retained earnings; or (ii) the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period. As of December 31, 2025 and 2024, the maximum amount available for dividend distribution under this restriction was approximately $103,758,000 and $94,595,000, respectively. If a proposed dividend exceeds the limit, the Bank may still pay a dividend to the Holding Company if it obtains approval from the DFPI and the dividend does not exceed the greater of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024 are presented in Tables 16.1 and 16.2. As of December 31, 2025 and 2024, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 16.1: Capital Ratios for Bancorp
(dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk-weighted assets)	$572,874	13.33%	$343,779	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$454,830	10.58%	$257,834	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$454,830	10.58%	$193,376	4.50%	N/A	N/A
Tier 1 leverage	$454,830	9.70%	$187,499	4.00%	N/A	N/A
December 31, 2024
Total capital (to risk-weighted assets)	$519,722	13.99%	$332,622	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$222,940	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$409,514	11.02%	$167,205	4.50%	N/A	N/A
Tier 1 leverage	$409,514	10.05%	$162,960	4.00%	N/A	N/A

Table 16.2: Capital Ratios for the Bank
(dollars in thousands)	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk-weighted assets)	$554,071	12.92%	$342,984	8.00%	$428,729	10.00%
Tier 1 capital (to risk-weighted assets)	$510,067	11.89%	$257,238	6.00%	$342,984	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$510,067	11.89%	$192,928	4.50%	$278,674	6.50%
Tier 1 leverage	$510,067	10.89%	$187,409	4.00%	$234,261	5.00%
December 31, 2024
Total capital (to risk-weighted assets)	$504,896	13.59%	$297,216	8.00%	$371,520	10.00%
Tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$222,912	6.00%	$297,216	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$468,584	12.61%	$167,184	4.50%	$241,488	6.50%
Tier 1 leverage	$468,584	11.50%	$162,942	4.00%	$203,677	5.00%

[1]	The listed capital adequacy ratios exclude capital conservation buffers.

Note 17: Fair Value of Assets and Liabilities
Table 17.1 summarizes the Company’s assets and liabilities that were required to be recorded at fair value on a recurring basis.

Table 17.1: Fair Value on a Recurring Basis
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In
2025
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$94,699	$—	$94,699	$—	OCI

2024
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$98,194	$—	$98,194	$—	OCI
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of December 31, 2025 and 2024, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and OREO. As of December 31, 2025 and 2024, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.
Disclosures about Fair Value of Financial Instruments
Table 17.2 is a summary of fair value estimates for financial instruments as of December 31, 2025 and 2024. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.
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

Table 17.2: Fair Value Estimates for Financial Instruments
(in thousands)	December 31, 2025			December 31, 2024
	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$506,851	$506,851	Level 1	$352,343	$352,343	Level 1
Time deposits in banks	100	100	Level 1	4,121	4,121	Level 1
Securities available-for-sale	94,699	94,699	Level 2	98,194	98,194	Level 2
Securities held-to-maturity	2,190	1,995	Level 3	2,720	2,353	Level 3
Loans held for sale	—	—	Level 2	3,247	3,597	Level 2
Loans held for investment, net of allowance for credit losses	4,030,520	3,971,563	Level 3	3,494,895	3,412,032	Level 3
Financial liabilities:
Time deposits	554,611	553,987	Level 2	670,154	669,078	Level 2
Subordinated notes	74,041	73,723	Level 3	73,895	73,371	Level 3
The Company used the following methods and assumptions to estimate the fair value of its financial instruments at December 31, 2025 and 2024:
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
Note 18: Parent Company Only Condensed Financial Information
CONDENSED BALANCE SHEETS
December 31, 2025 and 2024

Table 18.1: Condensed Balance Sheets
(in thousands)	2025	2024
ASSETS
Cash and cash equivalents	$8,605	$8,794
Investment in banking subsidiary	501,068	455,693
Other assets	12,004	7,826
Total assets	$521,677	$472,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes and other liabilities	$75,846	$75,690
Shareholders’ equity	445,831	396,623
Total liabilities and shareholders’ equity	$521,677	$472,313
CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2025, 2024, and 2023

Table 18.2: Condensed Statements of Income
(in thousands)	2025	2024	2023
Dividends from banking subsidiary	$25,185	$22,223	$19,643
Other income	40	—	—
Interest expense	4,646	4,646	4,646
Other expense	3,257	2,636	2,500
Income before income tax and undistributed banking subsidiary income	17,322	14,941	12,497
Income tax benefit	2,137	2,112	2,244
Equity in undistributed banking subsidiary income	42,147	28,618	32,993
Net income	$61,606	$45,671	$47,734

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024, and 2023

Table 18.3: Condensed Statements of Cash Flows
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$61,606	$45,671	$47,734
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,459	1,156	962
Equity in undistributed banking subsidiary income	(42,147)	(28,618)	(32,993)
Amortization of subordinated note issuance costs	146	146	144
Change in other assets	(4,178)	(2,418)	(2,319)
Change in accrued expenses and other liabilities	10	(41)	(132)
Net cash provided by operating activities	16,896	15,896	13,396
Cash flows from investing activities:
Investment in subsidiary	—	(80,870)	—
Net cash used in investing activities	—	(80,870)	—
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	—	80,870	—
Cash dividends paid	(17,085)	(16,243)	(12,943)
Net cash provided by financing activities	(17,085)	64,627	(12,943)
Net change in cash and cash equivalents	(189)	(347)	453
Cash and cash equivalents at beginning of period	8,794	9,141	8,688
Cash and cash equivalents at end of period	$8,605	$8,794	$9,141
Note 19: Subsequent Events
On January 15, 2026, the board of directors declared a $0.25 per common share dividend for shareholders of record as of February 2, 2026, which was paid on February 9, 2026 in the amount of $5,344,000.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating and implementing its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, such controls.
Attestation Report of the Independent Registered Public Accounting Firm
Not applicable for an emerging growth company.
Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
For information relating to the Company’s board of directors, the section entitled “Items to be Voted on by Shareholders —Item 1 — Election of Directors” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Executive Officers
For information relating to officers of the Company, the section entitled “Information About Our Executive Officers” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Delinquent Section 16(a) Reports
For information regarding compliance with Delinquent Section 16(a) Reports, the section entitled “Stock Information —Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Disclosure of Code of Conduct
For information concerning the Company’s Code of Conduct, the information contained under the section entitled “Corporate Governance — Code of Conduct” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated by reference. A copy of the Code of Conduct is available to shareholders on the Company’s investor relations website at https://investors.fivestarbank.com/corporate-governance/governance-overview.
Nominating, Compensation, and Audit Committees
For information regarding the Company’s Nominating, Compensation, and Audit Committees, their composition, and the Audit Committee financial experts, the section entitled “Corporate Governance — Board Committees” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
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
Item 11. Executive Compensation
For information regarding executive compensation, the sections entitled “Executive Compensation” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section entitled “Stock Information — Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.
Security Ownership of Management
Information required by this item is incorporated herein by reference to the section entitled “Stock Information — Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants, and rights under all the Company’s equity compensation plans as of December 31, 2025.

Table 25: Securities Authorized for Issuance Under Equity Compensation Plans
	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	—	$—	1,361,860
Equity compensation not approved by shareholders	—	—	—
Total	—	$—	1,361,860
1Plan approved by shareholders is the Five Star Bancorp 2021 Equity Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section entitled “Other Information —Transactions with Related Parties” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Director Independence
For information regarding director independence, the section entitled “Corporate Governance — Director Independence” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
For information regarding the principal accountant fees and expenses, the section entitled “Item 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.

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
(3)Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Five Star Bancorp	10-Q	001-40379	3.1	June 17, 2021
3.2	Second Amended and Restated Bylaws of Five Star Bancorp	10-Q	001-40379	3.1	May 8, 2025
4.1	Form of Common Stock Certificate of Five Star Bancorp	S-1	333-255143	4.1	April 26, 2021
4.2	Form of 6.0% Fixed-to-Floating Rate Subordinated Note Due 2032	8-K	001-40379	Exhibit A of 10.1	August 17, 2022
4.3	Description of Securities	10-K	001-40379	4.4	February 25, 2022
10.1†	Form of S Corporation Termination and Tax Sharing Agreement	S-1	333-255143	10.1	April 9, 2021
10.2*	Five Star Bancorp 2021 Equity Incentive Plan	S-1	333-255143	10.4	April 26, 2021
10.3*	Form of Restricted Stock Vesting Agreement pursuant to Historical Incentive Plan	S-1	333-255143	10.5	April 9, 2021
10.4	Form of Restricted Stock Vesting Agreement for Executives pursuant to the Five Star Bancorp 2021 Equity Incentive Plan	10-K	001-40379	10.4	February 25, 2022
10.5	Form of Restricted Stock Vesting Agreement for Directors pursuant to the Five Star Bancorp 2021 Equity Incentive Plan	10-K	001-40379	10.5	February 25, 2022
10.6*	Five Star Bank Salary Continuation Agreement, dated September 1, 2007, as amended, between Five Star Bank and James Beckwith	10-Q	001-40379	Exhibit A of 10.1	May 12, 2022
10.7	Form of Subordinated Note Purchase Agreement for 6.0% Fixed-to-Floating Rate Subordinated Notes Due 2032	8-K	001-40379	10.1	August 17, 2022
10.8*	Executive Employment Agreement, effective May 5, 2025, between Five Star Bank and James Beckwith	10-Q	001-40379	10.1	August 7, 2025

10.9*	Form of Performance Share Award Vesting Agreement for Executives pursuant to the Five Star Bancorp 2021 Equity Incentive Plan	10-Q	001-40379	10.2	August 7, 2025
10.10*	Form of Change in Control Agreement	8-K	001-40379	10.1	November 5, 2025
16.1	Letter dated June 3, 2025 from Moss Adams LLP to the Securities and Exchange Commission confirming the disclosures contained in Item 4.01 of the report on form 8-K	8-K	001-40379	16.1	June 9, 2025
19.1	Five Star Bancorp Insider Trading Policy					Filed
21.1	Subsidiaries of the Registrant					Filed
23.1	Consent of Baker Tilly US LLP					Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					Filed
97.1	Five Star Bancorp Clawback Policy	10-K	001-40379	97.1	February 23, 2024
101	Inline XBRL Interactive Data					Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)					Filed
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

FIVE STAR BANCORP

Dated: February 27, 2026	/s/ James E. Beckwith
James E. Beckwith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E. Beckwith	President and Chief Executive Officer and Director	February 27, 2026
James E. Beckwith	(Principal Executive Officer)

/s/ Heather C. Luck	Executive Vice President and Chief Financial Officer	February 27, 2026
Heather C. Luck	(Principal Financial and Accounting Officer)

/s/ Robert T. Perry-Smith	Chair of the Board and Director	February 27, 2026
Robert T. Perry-Smith

/s/ Randall E. Reynoso	Vice Chair of the Board and Director	February 27, 2026
Randall E. Reynoso

/s/ Larry E. Allbaugh	Director	February 27, 2026
Larry E. Allbaugh

/s/ Shannon Deary-Bell	Director	February 27, 2026
Shannon Deary-Bell

/s/ Warren P. Kashiwagi	Director	February 27, 2026
Warren P. Kashiwagi

/s/ Donna L. Lucas	Director	February 27, 2026
Donna L. Lucas

/s/ David F. Nickum	Director	February 27, 2026
David F. Nickum

/s/ Kevin F. Ramos	Director	February 27, 2026
Kevin F. Ramos

/s/ Judson T. Riggs	Director	February 27, 2026
Judson T. Riggs