Form 10-Q
period 2026-03-31
FIVE STAR BANCORP
filed 2026-05-07
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Yes ☐ No ☒
As of May 1, 2026, there were 21,376,153 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
March 31, 2026

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-Q.

2025 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2025	FHLMC	Federal Home Loan Mortgage Corporation
ASC	Accounting Standards Codification	FNMA	Federal National Mortgage Association
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles in the U.S.
Bancorp	Five Star Bancorp and its subsidiary	GNMA	Government National Mortgage Association
Bank	Five Star Bank	GSE	Government Sponsored Entity
Basel III	A capital framework and rules for U.S. banking organizations	IPO	Initial Public Offering
BOLI	Bank-Owned Life Insurance	LM	Loan modification made to borrower experiencing financial difficulty
CECL	Current Expected Credit Loss	NII	Net Interest Income
CFPB	Consumer Financial Protection Bureau	OCI	Other Comprehensive Income
CME	Chicago Mercantile Exchange	PSU	Performance-based Restricted Stock Unit
EPS	Earnings per Share	RSA	Restricted Stock Award
EVE	Economic Value of Equity	ROAA	Return on Average Assets, annualized
FASB	Financial Accounting Standards Board	ROAE	Return on Average Equity, annualized
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
Federal Reserve	Board of Governors of the Federal Reserve System	SEC	Securities and Exchange Commission
FFIEC	Federal Financial Institutions Examination Council	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank of San Francisco

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from financial institutions	$46,123	$33,978
Interest-bearing deposits in banks	598,236	472,873
Cash and cash equivalents	644,359	506,851
Time deposits in banks	100	100
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025 (amortized cost of $105,385 and $107,197 at March 31, 2026 and December 31, 2025, respectively)	91,715	94,699
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at March 31, 2026 and December 31, 2025 (fair value of $1,939 and $1,995 at March 31, 2026 and December 31, 2025, respectively)	2,135	2,190
Loans held for investment	4,213,393	4,074,929
Allowance for credit losses	(46,439)	(44,409)
Loans held for investment, net of allowance for credit losses	4,166,954	4,030,520
Federal Home Loan Bank of San Francisco (“FHLB”) stock	15,000	15,000
Operating leases, right-of-use asset, net	10,428	10,802
Premises and equipment, net	2,090	2,109
Bank-owned life insurance, net	28,494	23,910
Interest receivable and other assets	70,476	68,680
Total assets	$5,031,751	$4,754,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$1,232,696	$1,084,537
Interest-bearing	3,236,657	3,116,547
Total deposits	4,469,353	4,201,084
Borrowings:
Subordinated notes, net	74,077	74,041
Operating lease liability	11,547	11,872
Interest payable and other liabilities	18,255	22,032
Total liabilities	4,573,232	4,309,029
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, no par value; 100,000,000 shares authorized; 21,376,153 shares issued and outstanding at March 31, 2026; 21,367,387 shares issued and outstanding at December 31, 2025	304,372	303,990
Retained earnings	164,262	150,985
Accumulated other comprehensive loss, net of taxes	(10,115)	(9,143)
Total shareholders’ equity	458,519	445,832
Total liabilities and shareholders’ equity	$5,031,751	$4,754,861
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Interest and fee income:
Loans, including fees	$62,116	$52,931
Taxable securities	386	407
Nontaxable securities	158	174
Interest-bearing deposits in banks	4,687	3,575
Total interest and fee income	67,347	57,087

Interest expense:
Deposits	22,729	21,948
Subordinated notes	1,161	1,162
Other borrowings	—	—
Total interest expense	23,890	23,110

Net interest income	43,457	33,977
Provision for credit losses	2,675	1,900
Net interest income after provision for credit losses	40,782	32,077

Non-interest income:
Service charges on deposit accounts	135	215
Gain on sale of loans	—	125
Loan-related fees	1,265	448
FHLB stock dividends	762	331
Earnings on bank-owned life insurance (“BOLI”)	225	161
Other	(744)	79
Total non-interest income	1,643	1,359

Non-interest expense:
Salaries and employee benefits	11,430	9,134
Occupancy and equipment	829	637
Data processing and software	1,551	1,457
Federal Deposit Insurance Corporation (“FDIC”) insurance	545	455
Professional services	926	913
Advertising and promotional	744	522
Loan-related expenses	247	319
Other operating expenses	1,122	1,608
Total non-interest expense	17,394	15,045

Income before provision for income taxes	25,031	18,391

Provision for income taxes	6,410	5,280

Net income	$18,621	$13,111

Basic earnings per common share	$0.87	$0.62
Diluted earnings per common share	$0.87	$0.62
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$18,621	$13,111

Unrealized (loss) gain on securities:
Net unrealized holding (loss) gain on securities available-for-sale during the period	(1,173)	1,030
Less: Income tax (benefit) expense related to items of other comprehensive (loss) income	(201)	305
Other comprehensive (loss) income	(972)	725

Total comprehensive income	$17,649	$13,836
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2024	21,319,083	$302,531	$106,464	$(12,371)	$396,624
Net income	—	—	13,111	—	13,111
Other comprehensive income	—	—	—	725	725
Stock issued under stock award plans	10,485	—	—	—	—
Stock compensation expense	—	257	—	—	257
Stock forfeitures	(333)	—	—	—	—
Cash dividends paid ($0.20 per share)	—	—	(4,266)	—	(4,266)
Balance at March 31, 2025	21,329,235	$302,788	$115,309	$(11,646)	$406,451

Balance at December 31, 2025	21,367,387	$303,990	$150,985	$(9,143)	$445,832
Net income	—	—	18,621	—	18,621
Other comprehensive loss	—	—	—	(972)	(972)
Stock issued under stock award plans	8,766	—	—	—	—
Stock compensation expense	—	382	—	—	382
Cash dividends paid ($0.25 per share)	—	—	(5,344)	—	(5,344)
Balance at March 31, 2026	21,376,153	$304,372	$164,262	$(10,115)	$458,519
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$18,621	$13,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,675	1,900
Depreciation and amortization	561	461
Amortization of deferred loan fees and costs	212	51
Amortization of premiums and discounts on securities	185	221
Amortization of subordinated note issuance costs	36	36
Amortization of low income housing tax credits	602	354
Stock compensation expense	382	257
Earnings on BOLI	(225)	(161)
Purchase of transferable tax credits	(2,528)	—
Loans originated for sale	—	(4,390)
Gain on sale of loans	—	(125)
Gross proceeds from sale of loans	—	1,846
Losses (earnings) on equity investments	812	—
Net changes in:
Interest receivable and other assets	(754)	(1,644)
Interest payable and other liabilities	(1,325)	3,821
Operating lease liability	(325)	(266)
Net cash provided by operating activities	18,929	15,472
Cash flows from investing activities:
Maturities, prepayments, and calls of securities available-for-sale	1,682	2,029
Capital call for equity investments	(1,910)	(1,250)
Proceeds received from equity investments	60	—
Capital call for low income housing tax credits	(406)	—
Net change in time deposits in banks	—	97
Loan originations, net of repayments	(139,245)	(86,404)
Purchase of premises and equipment, net	(168)	(100)
Purchase of BOLI	(4,359)	(3,710)
Net cash used in investing activities	(144,346)	(89,338)
Cash flows from financing activities:
Net change in deposits	268,269	178,360
Cash dividends paid	(5,344)	(4,266)
Net cash provided by financing activities	262,925	174,094
Net change in cash and cash equivalents	137,508	100,228
Cash and cash equivalents at beginning of period	506,851	352,343
Cash and cash equivalents at end of period	$644,359	$452,571

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$25,260	$23,044
Income taxes paid:[1]
US Federal	—
US State and Local
California	—
Other states	177
Total	177	26
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	—	3,247
Unrealized (loss) gain on securities	(1,173)	1,030
See accompanying notes to the unaudited consolidated financial statements.
1Income taxes are presented by significant jurisdictions beginning in 2026 as required by ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). This standard has been applied on a prospective basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1: Basis of Presentation and Summary of Significant Accounting Policies
(a) Organization
Five Star Bank (the “Bank”) was chartered on October 26, 1999 and began operations on December 20, 1999. Five Star Bancorp (“Bancorp” or the “Company”) was incorporated on September 16, 2002 and subsequently obtained approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to become a bank holding company in connection with its acquisition of the Bank. The Company became the sole shareholder of the Bank on June 2, 2003 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.
The Company, through the Bank, provides a broad range of banking products and services to customers who are predominately small and medium-sized businesses, professionals, and individuals residing in the Northern California region. The Company’s primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit, and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has nine branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, Yuba City, San Francisco, and Walnut Creek.
(b) Basis of Financial Statement Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Federal Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), including Accounting Standards Updates (“ASU”), and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Regulation S-X. These interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, included in the Company’s Annual Report on Form 10-K (the “2025 Annual Report on Form 10-K”), which was filed with the SEC on February 27, 2026.
The unaudited consolidated financial statements include Bancorp and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2026.
The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.
(c) Segments
The Company has one reportable operating segment: banking. The banking segment derives its revenues through the Bank, which provides a broad range of banking products and services to customers who are predominantly small and middle-market businesses, professionals, and individuals primarily in the Northern California region. The Company manages the business activities on a consolidated basis.
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

(d) Emerging Growth Company
The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, as such, may take advantage of specified reduced reporting requirements and deferred adoption dates for accounting standards, and is relieved of other significant requirements that are otherwise generally applicable to other public companies. The Company will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of its initial public offering (“IPO”) date of May 5, 2021, unless one of the following occurs: (i) total annual gross revenues are $1.235 billion or more; (ii) the Company issues more than $1.0 billion in non-convertible debt; or (iii) the Company becomes a large accelerated filer with a public float of more than $0.7 billion, as measured at June 30 annually.
(e) Significant Accounting Policies
The Company’s significant accounting policies are included in Note 1, Basis of Presentation in the notes to our audited consolidated financial statements included in the 2025 Annual Report on Form 10-K.
(f) Recently Issued Accounting Standards
The following information reflects recent accounting standards that have been adopted or are pending adoption by the Company. The Company qualifies as an emerging growth company and, as such, has elected not to opt out of the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. However, we may early adopt certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is permitted. Our early adoption of ASU 2023-09 was voluntary and does not represent an irrevocable election to opt out of the extended transition period for all standards. The accounting standards discussed below indicate effective dates for the Company as an emerging growth company using the extended transition period.
Accounting Standards Adopted in 2026
In December 2023, the FASB issued ASU 2023-09, which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities are also required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign operations, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state, and foreign operations. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, for emerging growth companies that have elected not to opt out of the extended transition period. The Company elected to early adopt ASU 2023-09 for the fiscal year ended December 31, 2025, which did not have a significant impact on the Company’s consolidated financial statements. The Company’s early adoption of ASU 2023-09 was voluntary and does not represent an irrevocable election to opt out of the extended transition period for all standards. The Company has updated its income tax disclosures in accordance with ASU 2023-09, which primarily enhances transparency regarding income tax expense and related items.
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

Table 2.1 summarizes the Company’s assets and liabilities required to be recorded at fair value on a recurring basis.

Table 2.1: Fair Value on a Recurring Basis
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2026
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$91,715	$—	$91,715	$—	OCI

December 31, 2025
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$94,699	$—	$94,699	$—	OCI
1Other comprehensive income (“OCI”) or net income (“NI”).
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of March 31, 2026 and December 31, 2025, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of March 31, 2026 and December 31, 2025, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.
Disclosures about Fair Value of Financial Instruments
Table 2.2 is a summary of fair value estimates for financial instruments as of March 31, 2026 and December 31, 2025. The carrying amounts in Table 2.2 are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

Table 2.2: Fair Value Estimates for Financial Instruments
	March 31, 2026			December 31, 2025
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$644,359	$644,359	Level 1	$506,851	$506,851	Level 1
Time deposits in banks	100	100	Level 1	100	100	Level 1
Securities available-for-sale	91,715	91,715	Level 2	94,699	94,699	Level 2
Securities held-to-maturity	2,135	1,939	Level 3	2,190	1,995	Level 3
Loans held for investment, net of allowance for credit losses	4,166,954	4,092,498	Level 3	4,030,520	3,971,563	Level 3
Financial liabilities:
Time deposits	454,343	453,576	Level 2	554,611	553,987	Level 2
Subordinated notes	74,077	73,753	Level 3	74,041	73,723	Level 3
The Company used the following methods and assumptions to estimate the fair value of its financial instruments at March 31, 2026 and December 31, 2025:
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
Subordinated notes: The fair value is estimated by discounting the future cash flow using the current three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”). The Company’s subordinated notes are not registered securities and were issued through private placements, resulting in a Level 3 classification.
Other borrowings: The carrying amount is estimated to be fair value.

Note 3: Investment Securities
The Company’s investment securities portfolio includes obligations of states and political subdivisions, securities issued by U.S. federal government agencies, such as the U.S. Small Business Administration (the “SBA”), and securities issued by U.S. Government Sponsored Entities (“GSEs”), such as the Federal National Mortgage Association (the “FNMA”), the Federal Home Loan Mortgage Corporation (the “FHLMC”), and the FHLB. The Company also invests in residential and commercial mortgage-backed securities, collateralized mortgage obligations issued or guaranteed by GSEs, and corporate bonds, as reflected in Tables 3.1 and 3.2.
A summary of the amortized cost and fair value related to securities held-to-maturity as of March 31, 2026 and December 31, 2025 is presented in Table 3.1. Securities held-to-maturity, at amortized cost, had a $20.0 thousand allowance for credit losses as of March 31, 2026 and December 31, 2025.

Table 3.1: Securities Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
March 31, 2026
Obligations of states and political subdivisions	$2,135	$—	$(196)	$1,939
Total held-to-maturity	$2,135	$—	$(196)	$1,939
December 31, 2025
Obligations of states and political subdivisions	$2,190	$—	$(195)	$1,995
Total held-to-maturity	$2,190	$—	$(195)	$1,995
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

As of March 31, 2026 and December 31, 2025, the allowance for credit losses on held-to-maturity securities, at amortized cost, was $20.0 thousand. The Company did not record an allowance for credit losses on available-for-sale securities, at fair value, as of March 31, 2026 or December 31, 2025.
A summary of the amortized cost and fair value related to securities available-for-sale as of March 31, 2026 and December 31, 2025 is presented in Table 3.2. Securities available-for-sale did not have an allowance for credit losses as of March 31, 2026 or December 31, 2025.

Table 3.2: Securities Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
March 31, 2026
U.S. government agency securities	$6,818	$112	$(49)	$6,881
Mortgage-backed securities	55,733	27	(9,076)	46,684
Obligations of states and political subdivisions	40,602	—	(4,634)	35,968
Collateralized mortgage obligations	232	—	(16)	216
Corporate bonds	2,000	—	(34)	1,966
Total available-for-sale	$105,385	$139	$(13,809)	$91,715
December 31, 2025
U.S. government agency securities	$7,276	$138	$(53)	$7,361
Mortgage-backed securities	56,941	31	(8,786)	48,186
Obligations of states and political subdivisions	40,734	—	(3,770)	36,964
Collateralized mortgage obligations	246	—	(15)	231
Corporate bonds	2,000	—	(43)	1,957
Total available-for-sale	$107,197	$169	$(12,667)	$94,699

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2026 and December 31, 2025 are shown in Table 3.3. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3.3: Contractual Maturities - Investment Securities
(in thousands)	March 31, 2026				December 31, 2025
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$165	$150	$—	$—	$170	$155	$—	$—
After one but within five years	840	763	2,008	1,878	865	788	1,256	1,196
After five years through ten years	1,130	1,026	15,171	13,622	1,155	1,052	13,471	12,385
After ten years	—	—	23,423	20,468	—	—	26,007	23,383

Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	6,818	6,881	—	—	7,276	7,361
Mortgage-backed securities	—	—	55,733	46,684	—	—	56,941	48,186
Collateralized mortgage obligations	—	—	232	216	—	—	246	231
Corporate bonds	—	—	2,000	1,966	—	—	2,000	1,957
Total	$2,135	$1,939	$105,385	$91,715	$2,190	$1,995	$107,197	$94,699

There were no purchases or sales of investment securities during the three months ended March 31, 2026 or March 31, 2025.

Table 3.4: Pledged Investment Securities
(in thousands)	March 31, 2026	December 31, 2025
Pledged to:
The State of California, securing deposits of public funds and borrowings	$45,599	$47,091
The Federal Reserve Discount Window, increasing borrowing capacity	41,218	42,578
Total pledged investment securities	$86,817	$89,669
Table 3.5 details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025.

Table 3.5: Securities Available-for-Sale in Continuous Unrealized Loss Positions
(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2026
U.S. government agency securities	$1,428	$(2)	$2,067	$(47)	$3,495	$(49)
Mortgage-backed securities	—	—	45,599	(9,076)	45,599	(9,076)
Obligations of states and political subdivisions	354	(23)	35,614	(4,611)	35,968	(4,634)
Collateralized mortgage obligations	—	—	217	(16)	217	(16)
Corporate bonds	—	—	1,966	(34)	1,966	(34)
Total temporarily impaired securities	$1,782	$(25)	$85,463	$(13,784)	$87,245	$(13,809)

December 31, 2025
U.S. government agency securities	$1,683	$(6)	$2,393	$(47)	$4,076	$(53)
Mortgage-backed securities	—	—	47,090	(8,786)	47,090	(8,786)
Obligations of states and political subdivisions	360	(20)	36,603	(3,750)	36,963	(3,770)
Collateralized mortgage obligations	—	—	231	(15)	231	(15)
Corporate bonds	—	—	1,957	(43)	1,957	(43)
Total temporarily impaired securities	$2,043	$(26)	$88,274	$(12,641)	$90,317	$(12,667)
There were 145 and 147 available-for-sale securities in unrealized loss positions at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the investment portfolio included 141 investment securities that had been in a continuous loss position for twelve months or more and four investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at both March 31, 2026 and December 31, 2025, which at December 31, 2025 had been in a continuous loss position for more than twelve months.
Obligations issued or guaranteed by government agencies such as the Government National Mortgage Association (the “GNMA”) and the SBA, or GSEs under conservatorship such as the FNMA and the FHLMC, are guaranteed or sponsored by agencies of the U.S. government and have strong credit profiles. The Company therefore expects to receive all contractual interest payments on time and believes the risk of credit losses on these securities is remote.

The Company’s investment in obligations of states and political subdivisions is deemed credit worthy after management’s comprehensive analysis of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
Non-Marketable Securities
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million of FHLB stock at both March 31, 2026 and December 31, 2025. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at March 31, 2026 or December 31, 2025.
Equity investments: The Company is a limited partner and has committed to and is invested in a limited number of venture-backed capital funds and accounts for these investments under the equity method of accounting, as its ownership is greater than 3% of each fund. The Company held $13.1 million and $12.1 million of equity investments at March 31, 2026 and December 31, 2025, respectively, included in “Interest receivable and other assets” in the unaudited consolidated balance sheets. The Company’s share of loss from these investments was $0.8 million for the three months ended March 31, 2026. The Company recorded no share of earnings or losses from these investments for the three months ended March 31, 2025. The Company’s share of earnings and losses from these investments is included in “Other non-interest income” in the consolidated statements of income. No individual investment is material to the Company’s consolidated financial statements. Based on management’s analysis of each fund’s financial condition and certain qualitative factors, management determined that the equity investments were not impaired at March 31, 2026 and 2025.

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

Table 4.1: Loans Outstanding
(in thousands)	March 31, 2026	December 31, 2025
Real estate:
Commercial	$3,421,902	$3,305,713
Commercial land and development	2,519	1,352
Commercial construction	108,179	96,760
Residential construction	17,808	8,389
Residential	43,195	37,566
Farmland	61,090	59,606
Commercial:
Secured	243,140	251,736
Unsecured	41,971	40,422
Consumer and other	275,891	275,475
Subtotal	4,215,695	4,077,019
Net deferred loan fees	(2,302)	(2,090)
Loans held for investment	4,213,393	4,074,929
Allowance for credit losses	(46,439)	(44,409)
Loans held for investment, net of allowance for credit losses	$4,166,954	$4,030,520
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

Table 4.2: Loans by Risk Category and Vintage

	Amortized Cost Basis by Origination Year as of March 31, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$181,346	$662,666	$399,307	$278,580	$794,921	$936,621	$14,617	$—	$3,268,058
Watch	—	—	3,575	2,967	64,462	56,719	1,391	—	129,114
Substandard	—	1,040	—	2,114	—	17,986	464	—	21,604
Total	181,346	663,706	402,882	283,661	859,383	1,011,326	16,472	—	3,418,776
Commercial land and development
Pass	772	822	72	—	—	361	496	—	2,523
Total	772	822	72	—	—	361	496	—	2,523
Commercial construction
Pass	1,774	27,643	27,488	50,432	521	—	—	—	107,858
Total	1,774	27,643	27,488	50,432	521	—	—	—	107,858
Residential construction
Pass	1,219	16,540	—	—	—	—	—	—	17,759
Total	1,219	16,540	—	—	—	—	—	—	17,759
Residential
Pass	8,203	3,773	5,827	4,707	2,665	15,311	2,737	—	43,223
Total	8,203	3,773	5,827	4,707	2,665	15,311	2,737	—	43,223
Farmland
Pass	2,697	19,707	1,536	1,312	6,117	29,115	—	—	60,484
Watch	—	—	—	—	—	581	—	—	581
Total	2,697	19,707	1,536	1,312	6,117	29,696	—	—	61,065
Commercial:
Secured
Pass	9,011	53,175	23,349	14,165	14,596	20,551	95,953	465	231,265
Watch	285	—	94	791	7,232	2,792	—	—	11,194
Substandard	—	151	—	391	34	86	1,055	—	1,717
Total	9,296	53,326	23,443	15,347	21,862	23,429	97,008	465	244,176
Unsecured
Pass	3,159	12,062	7,783	2,447	1,146	4,130	8,776	—	39,503
Watch	—	—	—	—	—	—	2,500	—	2,500
Total	3,159	12,062	7,783	2,447	1,146	4,130	11,276	—	42,003
Consumer and other
Pass	14,340	74,571	159,168	19,461	4,471	3,888	106	—	276,005
Substandard	—	—	—	—	5	—	—	—	5
Total	14,340	74,571	159,168	19,461	4,476	3,888	106	—	276,010
Total
Pass	222,521	870,959	624,530	371,104	824,437	1,009,977	122,685	465	4,046,678
Watch	285	—	3,669	3,758	71,694	60,092	3,891	—	143,389
Substandard	—	1,191	—	2,505	39	18,072	1,519	—	23,326
Total	$222,806	$872,150	$628,199	$377,367	$896,170	$1,088,141	$128,095	$465	$4,213,393

Table 4.2: Loans by Risk Category and Vintage (continued)

	Amortized Cost Basis by Origination Year as of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$670,067	$414,556	$282,656	$838,288	$579,921	$406,273	$13,549	$—	$3,205,310
Watch	200	—	2,974	31,209	16,949	23,407	1,391	—	76,130
Substandard	1,044	—	2,122	—	3,700	14,040	415	—	21,321
Total	671,311	414,556	287,752	869,497	600,570	443,720	15,355	—	3,302,761
Commercial land and development
Pass	414	75	—	—	—	369	496	—	1,354
Total	414	75	—	—	—	369	496	—	1,354
Commercial construction
Pass	19,160	11,692	50,158	522	—	—	—	—	81,532
Watch	—	14,891	—	—	—	—	—	—	14,891
Total	19,160	26,583	50,158	522	—	—	—	—	96,423
Residential construction
Pass	8,341	—	—	—	—	—	—	—	8,341
Total	8,341	—	—	—	—	—	—	—	8,341
Residential
Pass	6,285	5,923	4,718	2,784	8,883	7,548	1,459	—	37,600
Total	6,285	5,923	4,718	2,784	8,883	7,548	1,459	—	37,600
Farmland
Pass	19,761	1,580	1,994	6,126	8,215	21,323	—	—	58,999
Watch	—	—	—	—	—	585	—	—	585
Total	19,761	1,580	1,994	6,126	8,215	21,908	—	—	59,584
Commercial:
Secured
Pass	53,290	25,960	15,508	16,270	6,881	15,762	107,900	—	241,571
Watch	—	95	528	6,867	1,665	1,122	—	—	10,277
Substandard	167	—	166	34	74	17	499	—	957
Total	53,457	26,055	16,202	23,171	8,620	16,901	108,399	—	252,805
Unsecured
Pass	12,597	8,163	2,514	1,282	1,828	2,874	11,195	—	40,453
Total	12,597	8,163	2,514	1,282	1,828	2,874	11,195	—	40,453
Consumer and other
Pass	72,893	172,130	21,159	4,976	4,172	120	152	—	275,602
Substandard	—	—	—	6	—	—	—	—	6
Total	72,893	172,130	21,159	4,982	4,172	120	152	—	275,608
Total
Pass	862,808	640,079	378,707	870,248	609,900	454,269	134,751	—	3,950,762
Watch	200	14,986	3,502	38,076	18,614	25,114	1,391	—	101,883
Substandard	1,211	—	2,288	40	3,774	14,057	914	—	22,284
Total	$864,219	$655,065	$384,497	$908,364	$632,288	$493,440	$137,056	$—	$4,074,929
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

Table 4.3 presents the Company’s gross charge-offs by origination year and class, where origination is defined as the later of origination or renewal date, for the periods indicated.

Table 4.3: Gross Charge-Offs by Vintage
	Gross Charge-Offs by Origination Year for the three months ended March 31, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial:
Secured	$—	$—	$—	$125	$281	$275	$—	$—	$681
Consumer and other	—	—	—	—	30	15	—	—	45
Total	$—	$—	$—	$125	$311	$290	$—	$—	$726

	Gross Charge-Offs by Origination Year for the three months ended March 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial:
Secured	—	—	170	75	59	441	—	—	745
Consumer and other	—	—	4	55	12	—	—	—	71
Total	$—	$—	$174	$130	$71	$441	$—	$—	$816

Table 4.4 shows the age analysis of past due loans by class as of the dates shown.

Table 4.4: Age Analysis of Past Due Loans by Class
(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
March 31, 2026
Real estate:
Commercial	$—	$—	$312	$312	$3,418,464	$3,418,776
Commercial land and development	—	—	—	—	2,523	2,523
Commercial construction	—	—	—	—	107,858	107,858
Residential construction	—	—	—	—	17,759	17,759
Residential	—	—	—	—	43,223	43,223
Farmland	—	—	—	—	61,065	61,065
Commercial:
Secured	1,370	224	493	2,087	242,089	244,176
Unsecured	—	—	—	—	42,003	42,003
Consumer and other	144	—	—	144	275,866	276,010
Total	$1,514	$224	$805	$2,543	$4,210,850	$4,213,393

December 31, 2025
Real estate:
Commercial	$859	$—	$—	$859	$3,301,902	$3,302,761
Commercial land and development	—	—	—	—	1,354	1,354
Commercial construction	—	—	—	—	96,423	96,423
Residential construction	—	—	—	—	8,341	8,341
Residential	—	—	—	—	37,600	37,600
Farmland	—	—	—	—	59,584	59,584
Commercial:
Secured	691	8	183	882	251,923	252,805
Unsecured	—	—	—	—	40,453	40,453
Consumer and other	46	—	—	46	275,562	275,608
Total	$1,596	$8	$183	$1,787	$4,073,142	$4,074,929
There were no loans greater than 90 days past due and still accruing interest income as of March 31, 2026 or December 31, 2025.

Table 4.5 presents the amortized cost basis of the Company’s collateral dependent loans by class as of the periods indicated. These loans were individually evaluated for credit loss in accordance with the Company’s allowance for credit losses methodology.

Table 4.5: Collateral Dependent Loans by Class
(in thousands)	March 31, 2026	December 31, 2025
Real estate:
Commercial	$2,086	$2,667
Commercial:
Secured	507	17
Total	$2,593	$2,684
There were no residential real estate loans in process of foreclosure at March 31, 2026 or December 31, 2025.
Modifications to loans for borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
Table 4.6 presents the amortized cost basis of loans by class that were modified due to financial difficulty during the periods indicated.

Table 4.6: Amortized Cost Basis of Loans Modified due to Financial Difficulty
(in thousands)	For the three months ended March 31, 2026		For the three months ended March 31, 2025
	Payment Change	Total % of Loans Receivable	Payment Change	Total % of Loans Receivable
Real estate:
Commercial	—	—%	1,722	0.04%
Total	$—	—%	$1,722	0.04%
Table 4.7 presents the financial effect of loans by class that were modified due to financial difficulty during the periods indicated.

Table 4.7: Financial Effect of Loans Modified due to Financial Difficulty
For the three months ended March 31,	Modification Type	Loan Type	Financial Effect
2025	Payment Change	Real estate: Commercial	Reduced the loan payment owed by the borrower for three months
Table 4.8 presents the Company’s non-accrual loans by class as of the periods indicated.

Table 4.8: Non-accrual Loans
(in thousands)	March 31, 2026	December 31, 2025
Real estate:
Commercial	$2,085	$2,666
Commercial:
Secured	731	430
Total non-accrual loans	$2,816	$3,096

No interest income was recognized on non-accrual loans in the three months ended March 31, 2026 or March 31, 2025. Non-accrual real estate loans did not have an allowance for credit losses as of March 31, 2026 or March 31, 2025. Non-accrual commercial loans had a $0.5 million allowance for credit losses as of March 31, 2026 and an immaterial allowance for credit losses as of March 31, 2025. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $54.5 thousand for the three months ended March 31, 2026, as compared to $35.2 thousand for the three months ended March 31, 2025.
Allowance for Credit Losses
Table 4.9 discloses activity in the allowance for credit losses for the periods indicated.

Table 4.9: Allowance for Credit Losses
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended March 31, 2026
Real estate:
Commercial	$25,219	$—	$—	$1,700	$26,919
Commercial land and development	56	—	—	37	93
Commercial construction	4,050	—	—	(68)	3,982
Residential construction	213	—	—	279	492
Residential	362	—	—	59	421
Farmland	467	—	—	28	495
Commercial:
Secured	11,204	(681)	111	557	11,191
Unsecured	482	—	2	3	487
Consumer and other	2,356	(45)	43	5	2,359
Total	$44,409	$(726)	$156	$2,600	$46,439

Three months ended March 31, 2025
Real estate:
Commercial	$25,864	$—	$—	$1,163	$27,027
Commercial land and development	78	—	—	(8)	70
Commercial construction	2,268	—	—	(41)	2,227
Residential construction	64	—	—	14	78
Residential	270	—	—	9	279
Farmland	607	—	—	(9)	598
Commercial:
Secured	5,866	(745)	64	720	5,905
Unsecured	278	—	—	125	403
Consumer and other	2,496	(71)	35	177	2,637
Total	$37,791	$(816)	$99	$2,150	$39,224

Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the unaudited consolidated statements of income.

Table 4.10: Unfunded Loan Commitment Reserves
	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Balance at beginning of period	$697	$747
Provision (benefit)	75	(250)
Balance at end of period	$772	$497
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $2.3 billion and $2.2 billion at March 31, 2026 and December 31, 2025, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $1.4 billion and $1.3 billion at March 31, 2026 and December 31, 2025, respectively, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 6, Subordinated Notes and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Table 5.1 shows the composition of interest-bearing deposits as of March 31, 2026 and December 31, 2025.

Table 5.1: Interest-Bearing Deposits
(in thousands)	March 31, 2026	December 31, 2025
Interest-bearing transaction accounts	$349,138	$344,200
Savings accounts	141,961	139,169
Money market accounts	2,291,215	2,078,567
Time accounts, $250 or more	328,101	350,032
Other time accounts	126,242	204,579
Total interest-bearing deposits	$3,236,657	$3,116,547
Time deposits totaled $454.3 million and $554.6 million as of March 31, 2026 and December 31, 2025, respectively. Scheduled maturities of time deposits as of March 31, 2026 for the next five years are shown in Table 5.2.

Table 5.2: Scheduled Maturities of Time Deposits
(in thousands)
2026	$443,244
2027	11,038
2028	61
2029	—
2030	—
Total time deposits	$454,343

Total deposits include deposits offered through the IntraFi Network that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest-bearing transaction deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at March 31, 2026 or December 31, 2025. The composition of network deposits as of March 31, 2026 and December 31, 2025 is shown in Table 5.3.

Table 5.3: Network Deposits
(in thousands)	March 31, 2026	December 31, 2025
CDARS	$24,598	$21,488
ICS	965,889	957,156
Total network deposits	$990,487	$978,644
Table 5.4 presents interest expense recognized on interest-bearing deposits for the periods ended March 31, 2026 and 2025.

Table 5.4: Interest Expense Recognized on Interest-Bearing Deposits
	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Interest-bearing transaction accounts	$1,133	$1,112
Savings accounts	830	772
Money market accounts	15,851	12,435
Time accounts, $250 or more	2,983	3,756
Other time accounts	1,932	3,873
Total interest expense on interest-bearing deposits	$22,729	$21,948
Note 6: Subordinated Notes and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (6.97% as of March 31, 2026) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.5 million has been amortized as of March 31, 2026. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At March 31, 2026 and December 31, 2025, the carrying value of the Company’s subordinated notes outstanding was $74.1 million and $74.0 million, respectively.
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

Table 6.1: Financing Availability with the FHLB
(in thousands)	March 31, 2026	December 31, 2025
Total financing ability from the FHLB	$1,425,706	$1,518,680
Less: outstanding borrowings	—	—
Less: LCs pledged to secure State of California deposits	312,500	312,500
Less: LCs pledged to secure local agency deposits	800,000	575,000
Total LCs issued	1,112,500	887,500
Available borrowing capacity with the FHLB	$313,206	$631,180
As of March 31, 2026 and December 31, 2025, the Company had the ability to borrow from the Federal Reserve Discount Window. The borrowings were available at an interest rate of 3.75% as of March 31, 2026. At March 31, 2026 and December 31, 2025, the borrowing capacity under this arrangement was $1.0 billion and $957.4 million, respectively. There were no amounts outstanding at March 31, 2026 or December 31, 2025. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.
At March 31, 2026 and December 31, 2025, the Company had five unsecured federal funds lines of credit totaling $185.0 million with five of its correspondent banks. The borrowings were available at interest rates ranging from 3.75% to 4.95% as of March 31, 2026. There were no amounts outstanding at March 31, 2026 or December 31, 2025.
Note 7: Shareholders’ Equity
(a) Earnings per Share (“EPS”)
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

Table 7.1: EPS
	Three months ended
(in thousands, except share and per share data)	March 31, 2026	March 31, 2025
Net income	$18,621	$13,111

Basic weighted average common shares outstanding	21,253,085	21,209,881
Add: Dilutive effects of assumed vesting of restricted stock	59,993	43,707
Total dilutive weighted average common shares outstanding	21,313,078	21,253,588
Earnings per common share:
Basic EPS	$0.87	$0.62
Diluted EPS	$0.87	$0.62
The Company did not have any anti-dilutive shares at March 31, 2026 or March 31, 2025.
(b) Dividends
The board of directors declared on January 15, 2026, and the Company subsequently paid, a cash dividend of $0.25 per share, totaling $5.3 million.

(c) Stock-Based Incentive Arrangement
The Company’s stock-based compensation consists of RSAs granted under its historical stock-based incentive arrangement (the “Historical Incentive Plan”) and RSAs and performance-based restricted stock awards (“PSUs”) issued under the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”).
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
Beginning in 2025, the Company has granted PSUs under the Equity Incentive Plan to certain executives. Performance is measured over a three-year period and such PSUs cliff vest. Based on the achievement of certain pre-established goals, actual payouts can range from 0% to 150% of the target award. All PSUs were granted at the fair value of common stock at the time of the award. As such, the PSUs are considered variable awards, as the number of shares and fair value are not known at the date of grant. An estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly, and total compensation expense is adjusted for any change in the current period. The estimate of the number of shares expected to vest is also used to accrue for dividends to be paid at the end of the vesting period.
The Company recognized $0.4 million and $0.3 million of non-cash stock compensation expense for the three months ended March 31, 2026 and March 31, 2025, respectively.
As of March 31, 2026, there was approximately $2.3 million of unrecognized compensation expense related to the 116,103 unvested RSAs. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits and related expense are expected to be recognized over the weighted average term remaining on the unvested RSAs of 1.47 years as of March 31, 2026. The impact of tax benefits for dividends paid on unvested RSAs on the Company’s unaudited consolidated statements of income for the three months ended March 31, 2026 and March 31, 2025 was immaterial.
Table 7.2 summarizes activity related to restricted shares for the periods indicated.

Table 7.2: Unvested RSA Activity
	For the three months ended March 31,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	124,747	$23.25	120,577	$21.36
Shares granted	8,766	39.49	10,485	30.89
Shares vested	(17,410)	21.97	(18,943)	22.33
Shares forfeited	—	—	(333)	21.97
End of the period balance	116,103	$24.89	111,786	$22.08

Table 7.3 summarizes information about unvested PSUs. The weighted average grant date fair value is based on the fair value at the time of grant. The vesting of PSUs is subject to achievement of specified performance targets and continued employment.

Table 7.3: Unvested PSU Activity
	For the three months ended March 31,
	2026
	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	23,110	$31.15
End of the period balance	23,110	$31.15
Table 7.3 shows the target number of PSUs awarded. Vesting of the PSUs is based on achievement of the Company’s three-year average return on average assets for the performance period ended December 31, 2027 relative to a peer group of publicly traded banks and bank holding companies utilizing the S&P Global Broad Market Index - Western Region. If the Company’s performance is at the 60th percentile, 70th percentile, and 80th percentile or higher, the recipients are entitled to receive 50%, 100%, and 150% of their target award grant, respectively.
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

Table 8.1: Unfunded Loan Commitments and Standby Letters of Credit
(in thousands)	March 31, 2026	December 31, 2025
Commercial lines of credit	$322,365	$287,988
Undisbursed commercial real estate loans	121,692	94,559
Undisbursed construction loans	79,137	82,420
Agricultural lines of credit	41,086	26,236
Undisbursed residential real estate loans	7,800	5,965
Undisbursed agricultural real estate loans	4,470	4,470
Other	1,726	1,627
Total commitments and standby letters of credit	$578,276	$503,265
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $0.8 million as of March 31, 2026 and $0.7 million as of December 31, 2025, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.

Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 86.69% of the Company’s loan portfolio at March 31, 2026 and 86.07% of the Company’s loan portfolio at December 31, 2025. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At March 31, 2026, the Company had 137 deposit relationships that exceeded $5.0 million each, totaling $2.7 billion, or approximately 60.67% of total deposits. The Company’s largest single deposit relationship at March 31, 2026 totaled $290.0 million, or approximately 6.49% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled approximately $41.6 million and $27.4 million at March 31, 2026 and December 31, 2025, respectively.
Equity investments: The Company is a limited partner and has committed to and is invested in a limited number of venture-backed capital funds. As of March 31, 2026 and December 31, 2025, the balance of these investments totaled approximately $13.1 million and $12.1 million, respectively. As of March 31, 2026 and December 31, 2025, the estimated remaining commitment for these funds totaled $11.8 million and $13.7 million, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.
Note 9: Subsequent Events
On April 16, 2026, the board of directors of the Company declared a cash dividend of $0.25 per common share, which the Company expects to pay on May 11, 2026 to shareholders of record as of May 4, 2026.

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
Management’s discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in the 2025 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2026. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.
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
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2025 Annual Report on Form 10-K and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in Northern California through nine branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At March 31, 2026, we had total assets of $5.0 billion, total loans held for investment of $4.2 billion, and total deposits of $4.5 billion.
Critical Accounting Estimates
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows in conformity with GAAP as contained within the FASB’s ASC and the rules and regulations of the SEC, including the instructions to Regulation S-X. However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as filed in our 2025 Annual Report on Form 10-K and the notes thereto.

Our most significant accounting policies and our critical accounting estimates are described in greater detail in Note 1, Basis of Presentation, in our audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates included in our 2025 Annual Report on Form 10-K. We have identified accounting policies and estimates that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material. With the exception of the changes to the allowance for credit losses described below, there have been no significant changes concerning our critical accounting estimates as described in our 2025 Annual Report on Form 10-K.
Pursuant to the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, we may adopt the standard on the application date for private companies. However, we may early adopt certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is permitted.
We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.
Allowance for Credit Losses
The allowance for credit losses represents the estimated expected credit losses in our loan and investment portfolios and is estimated as of March 31, 2026 using Current Expected Credit Loss (“CECL”). The allowance for credit losses is established through a provision for credit losses charged to operations. Loans and investments are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses.
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
A significant amount of the allowance for credit losses is measured on a collective (pool) basis by loan and investment security type when similar risk characteristics exist. Pools are determined based primarily on regulatory reporting codes as the loans and investment securities within each pool share similar risk characteristics and there is sufficient historical peer loss data from the Federal Financial Institutions Examination Council (“FFIEC”) to provide statistically meaningful support in the models developed. Reserves for credit losses identified on a pooled basis are then adjusted for qualitative factors to reflect current conditions. The most significant components of the qualitative factors used to estimate the allowance for credit losses are adjustments relating to prevailing economic conditions, concentrations within the loan portfolio, and external factors. These qualitative factors are subject to significant judgment and carry a higher degree of uncertainty. The prevailing economic conditions factor is estimated based on a range of potential economic conditions and is applied at both the portfolio and individual concentration level based on various factors. The factor concerning concentrations within the loan portfolio is estimated based on concentrations at the loan pool level. The external factor is estimated based on current external factors, such as environmental factors, which could impact the loan portfolio.

Executive Summary
Net income for the three months ended March 31, 2026 totaled $18.6 million, as compared to net income of $13.1 million for the three months ended March 31, 2025.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Deposits. Total deposits increased by $268.3 million, or 6.39%, from $4.2 billion at December 31, 2025 to $4.5 billion at March 31, 2026. Non-wholesale deposits increased by $350.2 million in the first three months of 2026 to $4.1 billion at March 31, 2026. Wholesale deposits, which the Company defines as brokered deposits and California Time Deposit Program deposits, decreased by $81.9 million in the first three months of 2026 to $383.1 million. Non-interest-bearing deposits increased by $148.2 million in the first three months of 2026 to $1.2 billion, and represented 27.58% of total deposits at March 31, 2026, as compared to 25.82% of total deposits at December 31, 2025. Our loan to deposit ratio was 94.27% at March 31, 2026, as compared to 97.00% at December 31, 2025.
•Assets. Total assets were $5.0 billion at March 31, 2026, representing a $276.9 million, or 5.82%, increase compared to $4.8 billion at December 31, 2025.
•Loans. Total loans held for investment were $4.2 billion at March 31, 2026, as compared to $4.1 billion at December 31, 2025, an increase of $138.5 million, or 3.40%. The increase was a result of $389.0 million in loan originations and advances, partially offset by $67.9 million and $182.6 million in loan payoffs and paydowns, respectively.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $2.8 million, or 0.07% of total loans held for investment at March 31, 2026, as compared to $3.1 million, or 0.08% of total loans held for investment at December 31, 2025. The ratio of the allowance for credit losses to total loans held for investment was 1.10% at March 31, 2026 and 1.09% at December 31, 2025.
•Net Interest Margin. Net interest margin was 3.70% for the three months ended March 31, 2026, and 3.45% for the three months ended March 31, 2025. The increase in net interest margin for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to an increase in interest income related to loan growth and an improvement in the average yield on loans, partially offset by an increase in interest expense driven by deposit growth.
•Efficiency Ratio. Efficiency ratio was 38.57% for the three months ended March 31, 2026, down from 42.58% for the corresponding period of 2025, mainly due to a $9.5 million, or 27.90%, increase in net interest income during the same period.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of March 31, 2026. The total risk-based capital ratio for the Company was 13.17% at March 31, 2026, as compared to 13.33% at December 31, 2025. The Tier 1 leverage ratio was 9.56% at March 31, 2026, as compared to 9.70% at December 31, 2025. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.25 per share on January 15, 2026.

Highlights of our financial results are presented in the following tables:

Table 1: Highlights of Financial Results
(dollars in thousands)	March 31, 2026	December 31, 2025
Selected financial condition data:
Total assets	$5,031,751	$4,754,861
Total loans held for investment	4,213,393	4,074,929
Total deposits	4,469,353	4,201,084
Total subordinated notes, net	74,077	74,041
Total shareholders’ equity	458,519	445,832
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.10%	1.09%
Allowance for credit losses to nonperforming loans	1,649.11%	1,434.40%
Nonperforming loans to total loans held for investment	0.07%	0.08%
Capital ratios:
Total capital (to risk-weighted assets)	13.17%	13.33%
Tier 1 capital (to risk-weighted assets)	10.45%	10.58%
Common equity Tier 1 capital (to risk-weighted assets)	10.45%	10.58%
Tier 1 leverage	9.56%	9.70%
Total shareholders’ equity to total assets	9.11%	9.38%
Tangible shareholders’ equity to tangible assets[1]	9.11%	9.38%

Table 2: Highlights of Financial Results (continued)
	For the three months ended
(dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Selected operating data:
Net interest income	$43,457	$33,977
Provision for credit losses	2,675	1,900
Non-interest income	1,643	1,359
Non-interest expense	17,394	15,045
Net income	18,621	13,111

Per common share data:
Earnings per common share:
Basic	$0.87	$0.62
Diluted	$0.87	$0.62
Book value per share	$21.45	$19.06
Tangible book value per share[2]	$21.45	$19.06

Performance and other financial ratios:
Return on Average Assets, annualized (“ROAA”)	1.55%	1.30%
Return on Average Equity, annualized (“ROAE”)	16.73%	13.28%
Net interest margin	3.70%	3.45%
Total cost of funds[3]	2.20%	2.56%
Efficiency ratio	38.57%	42.58%
Cash dividend payout ratio on common stock[4]	28.74%	32.26%

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
3Total cost of funds reflects the average cost of all funding sources, including both interest-bearing and non-interest-bearing deposits and borrowings.
4Cash dividend payout ratio on common stock is calculated as dividends on common shares divided by basic earnings per common share.

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three months ended March 31, 2026 to the three months ended March 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.
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
Net interest income increased by $9.5 million, or 27.90%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, and our net interest margin increased by 25 basis points during the same period. The increase in net interest income is primarily attributable to an increase in interest income driven by loan growth and an improvement in the average yield on loans, partially offset by an increase in interest expense driven by deposit growth. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 3 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 3: Average Balances, Interest, and Yield/Rate
	For the three months ended March 31, 2026			For the three months ended March 31, 2025
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$512,308	$4,687	3.71%	$328,571	$3,575	4.41%
Investment securities[1,2]	96,787	544	2.28%	100,474	581	2.34%
Loans held for investment and sale[1,3]	4,150,446	62,116	6.07%	3,567,992	52,931	6.02%
Total interest-earning assets[1]	4,759,541	67,347	5.74%	3,997,037	57,087	5.79%
Interest receivable and other assets, net[4]	118,967			93,543
Total assets	$4,878,508			$4,090,580
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$343,663	$1,133	1.34%	$303,822	$1,112	1.48%
Savings accounts[1]	138,125	830	2.44%	123,599	772	2.53%
Money market accounts[1]	2,185,347	15,851	2.94%	1,540,879	12,435	3.27%
Time accounts[1]	531,031	4,915	3.75%	706,528	7,629	4.38%
Subordinated notes and other borrowings[1]	74,072	1,161	6.36%	73,908	1,162	6.37%
Total interest-bearing liabilities	3,272,238	23,890	2.96%	2,748,736	23,110	3.41%
Demand accounts	1,122,062			910,954
Interest payable and other liabilities	32,739			30,389
Shareholders’ equity	451,469			400,501
Total liabilities and shareholders’ equity	$4,878,508			$4,090,580
Net interest spread[5]			2.78%			2.38%
Net interest income/margin[6]		$43,457	3.70%		$33,977	3.45%
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

Table 4: Interest Income and Expense Change Analysis
	For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$1,681	$(569)	$1,112
Investment securities	(22)	(15)	(37)
Loans held for investment and sale	8,718	467	9,185
Total interest-earning assets	10,377	(117)	10,260
Interest-bearing transaction accounts	131	(110)	21
Savings accounts	87	(29)	58
Money market accounts	4,675	(1,259)	3,416
Time accounts	(1,624)	(1,090)	(2,714)
Subordinated notes and other borrowings	2	(3)	(1)
Total interest-bearing liabilities	3,271	(2,491)	780
Changes in net interest income/margin	$7,106	$2,374	$9,480
As compared to the three months ended March 31, 2025, net interest income during the three months ended March 31, 2026 increased by $9.5 million, or 27.90%, to $43.5 million from $34.0 million. Net interest margin totaled 3.70% for the three months ended March 31, 2026, an increase of 25 basis points compared to the same quarter of the prior year. The increase in net interest income is primarily attributable to an additional $10.3 million in interest income, mainly due to a $582.5 million, or 16.32%, increase in the average balance of loans and a five basis point improvement in the average yield on loans during the three months ended March 31, 2026, as compared to the same quarter of the prior year. The increase in interest income was partially offset by a $0.8 million increase in interest expense due to a $734.4 million, or 20.48%, increase in the average balance of deposits during the three months ended March 31, 2026. The average cost of deposits during the three months ended March 31, 2026 was 2.13%, a decrease of 35 basis points compared to the same quarter of the prior year, which helped to moderate the increase in interest expense related to deposits. In addition, the average balance of non-interest-bearing deposits increased by $211.1 million, or 23.17%, compared to the same period of the prior year.
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
We recorded a $2.7 million provision for credit losses in the first quarter of 2026, compared to a $1.9 million provision for credit losses for the same period of 2025. The increase in the provision for credit losses in the first quarter of 2026 is mainly due to increases in loan growth and an overall increase in loss rates in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Table 5 details the components of non-interest income for the periods indicated.

Table 5: Non-interest Income
	For the three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025	$ Change	% Change
Service charges on deposit accounts	$135	$215	$(80)	(37.21)%
Gain on sale of loans	—	125	(125)	(100.00)%
Loan-related fees	1,265	448	817	182.37%
FHLB stock dividends	762	331	431	130.21%
Earnings on BOLI	225	161	64	39.75%
Other income	(744)	79	(823)	(1,041.77)%
Total non-interest income	$1,643	$1,359	$284	20.90%
Gain on sale of loans. The decrease related to an overall decline in the volume of SBA loans sold due to a strategic, intentional reduction in originations of loans held for sale. During the three months ended March 31, 2026, no SBA loans were sold, as compared to approximately $1.7 million of SBA loans sold with an effective yield of 7.24% during the three months ended March 31, 2025.
Loan-related fees. The increase resulted primarily from an increase of $0.8 million in fees from swap referrals during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
FHLB stock dividends. The increase related primarily to a $0.4 million special cash dividend from the FHLB during the three months ended March 31, 2026 that did not occur during the three months ended March 31, 2025.
Other income. The decrease related primarily to an overall loss in earnings related to investments in venture-backed funds during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
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

Table 6 details the components of non-interest expense for the periods indicated.

Table 6: Non-interest Expense
	For the three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025	$ Change	% Change
Salaries and employee benefits	$11,430	$9,134	$2,296	25.14%
Occupancy and equipment	829	637	192	30.14%
Data processing and software	1,551	1,457	94	6.45%
FDIC insurance	545	455	90	19.78%
Professional services	926	913	13	1.42%
Advertising and promotional	744	522	222	42.53%
Loan-related expenses	247	319	(72)	(22.57)%
Other operating expenses	1,122	1,608	(486)	(30.22)%
Total non-interest expense	$17,394	$15,045	$2,349	15.61%
Salaries and employee benefits. The increase related primarily to: (i) a $2.3 million increase in salaries, benefits, and bonus expense, mainly related to a 17.48% increase in headcount between March 31, 2025 and March 31, 2026; and (ii) a $0.5 million increase in commissions paid. This increase was partially offset by a $0.6 million increase in deferred loan origination costs due to higher loan production period-over-period.
Occupancy and equipment. The increase was primarily due to expenses for the Walnut Creek branch office and Newport Beach non-depository office during the three months ended March 31, 2026, which did not exist for the three months ended March 31, 2025.
Advertising and promotional. The increase related primarily to additional expenses incurred to support the expansion of the Bank’s business development teams, including $0.1 million related to business development expenses and $0.1 million related to donation, sponsorship, and advertising expenses.
Other operating expenses. The decrease related primarily to the release of a $1.0 million loss contingency on an SBA loan during the three months ended March 31, 2026. No such release occurred during the three months ended March 31, 2025. This was partially offset by individually immaterial increases in expenses related to operations, including administration, courier service, and travel.
Provision for Income Taxes
The provision for income taxes was $6.4 million for the three months ended March 31, 2026, a $1.1 million increase from the three months ended March 31, 2025. This increase was primarily driven by an increase in taxable income, partially offset by a $0.2 million benefit recorded during the three months ended March 31, 2026 related to the purchase of transferable tax credits that did not occur during the three months ended March 31, 2025. The effective tax rates were 25.61% and 28.71% for the three months ended March 31, 2026 and March 31, 2025, respectively.

FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of March 31, 2026 to our financial condition as of December 31, 2025. Table 7 summarizes selected components of our unaudited consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Table 7: Selected Components of Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	March 31, 2026	December 31, 2025
Total assets	$5,031,751	$4,754,861
Cash and cash equivalents	644,359	506,851
Total investments	93,850	96,889
Loans held for investment	4,213,393	4,074,929
Total deposits	4,469,353	4,201,084
Subordinated notes, net	74,077	74,041
Total shareholders’ equity	458,519	445,832
Total Assets
At March 31, 2026, total assets were $5.0 billion, an increase of $276.9 million from $4.8 billion at December 31, 2025. The increase was primarily comprised of a $138.5 million increase in total loans held for investment and a $137.5 million increase in cash and cash equivalents. The $138.5 million increase in total loans held for investment between December 31, 2025 and March 31, 2026 was a result of $389.0 million in loan originations and advances, partially offset by $67.9 million and $182.6 million in loan payoffs and paydowns, respectively.
Cash and Cash Equivalents
Total cash and cash equivalents were $644.4 million at March 31, 2026, an increase of $137.5 million from $506.9 million at December 31, 2025. The increase in cash and cash equivalents was primarily due to the net increase in cash inflows from growth in total deposits of $268.3 million and cash outflows from growth in total loans held for investment of $138.5 million.
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
Our total securities available-for-sale and held-to-maturity amounted to $93.9 million at March 31, 2026 and $96.9 million at December 31, 2025, representing a decrease of $3.0 million during the same period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $1.7 million, and an unrealized loss on securities of $1.2 million, with the remainder of the change due to amortization of premiums. For the three months ended March 31, 2026, other comprehensive loss was $1.0 million, primarily due to market conditions on securities during that period.

Table 8 presents the carrying value of our investment portfolio as of the dates indicated.

Table 8: Carrying Value of Investment Securities
	As of
	March 31, 2026		December 31, 2025
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agency securities	$6,881	7.33%	$7,361	7.60%
Mortgage-backed securities	46,684	49.76%	48,186	49.73%
Obligations of states and political subdivisions	35,968	38.32%	36,964	38.15%
Collateralized mortgage obligations	216	0.23%	231	0.24%
Corporate bonds	1,966	2.09%	1,957	2.02%
Total available-for-sale	91,715	97.73%	94,699	97.74%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	2,135	2.27%	2,190	2.26%
Total	$93,850	100.00%	$96,889	100.00%

Table 9 presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of the dates shown.

Table 9: Stated Maturities and Weighted Average Yields - Investment Securities
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
March 31, 2026
Available-for-sale:
U.S. government agency securities	$89	1.93%	$511	4.66%	$297	2.01%	$5,984	5.03%	$6,881	4.83%
Mortgage-backed securities	—	—%	—	—%	6,402	1.33%	40,282	1.82%	46,684	1.75%
Obligations of states and political subdivisions	—	—%	1,878	1.39%	13,622	1.68%	20,468	1.69%	35,968	1.67%
Collateralized mortgage obligations	—	—%	—	—%	216	1.76%	—	—%	216	1.76%
Corporate bonds	1,966	1.25%	—	—%	—	—%	—	—%	1,966	1.25%
Total available-for-sale	2,055	1.28%	2,389	2.09%	20,537	1.57%	66,734	2.06%	91,715	1.94%
Held-to-maturity:
Obligations of states and political subdivisions	165	6.00%	840	6.00%	1,130	6.00%	—	—%	2,135	6.00%
Total	$2,220	1.63%	$3,229	3.10%	$21,667	1.80%	$66,734	2.06%	$93,850	2.03%

December 31, 2025
Available-for-sale:
U.S. government agency securities	$198	2.00%	$619	5.27%	$298	2.01%	$6,246	5.58%	$7,361	5.31%
Mortgage-backed securities	—	—%	—	—%	4,677	1.33%	43,509	1.79%	48,186	1.75%
Obligations of states and political subdivisions	—	—%	1,196	1.26%	12,385	1.64%	23,383	1.70%	36,964	1.67%
Collateralized mortgage obligations	—	—%	—	—%	231	1.76%	—	—%	231	1.76%
Corporate bonds	1,957	1.25%	—	—%	—	—%	—	—%	1,957	1.25%
Total available-for-sale	2,155	1.32%	1,815	2.63%	17,591	1.57%	73,138	2.09%	94,699	1.98%
Held-to-maturity:
Obligations of states and political subdivisions	170	6.00%	865	6.00%	1,155	6.00%	—	—%	2,190	6.00%
Total	$2,325	1.66%	$2,680	3.72%	$18,746	1.84%	$73,138	2.09%	$96,889	2.07%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of March 31, 2026 and December 31, 2025, our total loans amounted to $4.2 billion and $4.1 billion, respectively. Table 10 presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

Table 10: Loans Outstanding
	As of
	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$3,421,902	81.17%	$3,305,713	81.08%
Commercial land and development	2,519	0.06%	1,352	0.03%
Commercial construction	108,179	2.57%	96,760	2.37%
Residential construction	17,808	0.42%	8,389	0.21%
Residential	43,195	1.02%	37,566	0.92%
Farmland	61,090	1.45%	59,606	1.46%
Commercial:
Secured	243,140	5.77%	251,736	6.17%
Unsecured	41,971	1.00%	40,422	0.99%
Consumer and other	275,891	6.54%	275,475	6.77%
Loans held for investment, gross	4,215,695	100.00%	4,077,019	100.00%

Loans held for sale:
Commercial	—	—%	—	—%
Total loans, gross	4,215,695	100.00%	4,077,019	100.00%
Net deferred loan fees	(2,302)		(2,090)
Total loans	$4,213,393		$4,074,929
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

Table 11: Commercial Real Estate Loans
(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
March 31, 2026
Manufactured home community	$1,038,707	30.35%	$1,841,287	16.07%	73.59%
RV Park	436,123	12.75%	789,487	17.49%	74.70%
Retail	341,234	9.97%	720,518	6.19%	73.90%
Multifamily	298,191	8.71%	682,563	7.53%	79.03%
Industrial	236,630	6.92%	550,118	0.08%	75.00%
Office	209,162	6.11%	472,760	4.51%	74.81%
Faith-based	196,811	5.75%	528,521	5.91%	74.60%
Mini storage	190,955	5.58%	389,700	12.44%	70.00%
All other types[1]	474,089	13.86%	991,595	4.00%	113.23%
Total[2]	$3,421,902	100.00%	$6,966,549

December 31, 2025
Manufactured home community	$1,025,386	31.02%	$1,820,597	16.16%	73.59%
RV Park	412,955	12.49%	742,097	17.56%	74.70%
Retail	317,536	9.61%	668,216	6.23%	74.23%
Multifamily	286,064	8.65%	618,588	7.56%	79.21%
Industrial	247,368	7.48%	563,631	0.99%	91.33%
Faith-based	193,362	5.85%	513,107	8.66%	75.00%
Mini storage	190,252	5.76%	381,810	14.63%	70.00%
Office	175,767	5.32%	404,727	4.62%	74.95%
All other types[1]	457,023	13.82%	966,325	0.79%	134.52%
Total[2]	$3,305,713	100.00%	$6,679,098
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 83.80% of loans held for investment at March 31, 2026. Commercial secured lending represents 5.77% of loans held for investment at March 31, 2026. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 599.40% and 594.17% as of March 31, 2026 and December 31, 2025, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of March 31, 2026. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
Table 12 sets forth the contractual maturities and sensitivity to interest rate changes of our loan portfolio as of the dates indicated.

Table 12: Contractual Maturities and Sensitivity to Interest Rate Changes - Gross Loans
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
March 31, 2026
Loans with fixed interest rates:
Real estate:
Commercial	$71,812	$256,898	$347,004	$3,563	$679,277
Commercial land and development	—	176	—	—	176
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Residential	3,014	3,461	1,077	408	7,960
Farmland	—	—	4,556	—	4,556
Commercial:
Secured	2,348	39,322	16,012	—	57,682
Unsecured	124	5,158	25,440	—	30,722
Consumer and other	50	21,554	254,181	—	275,785
Total loans with fixed interest rates	77,348	326,569	648,270	3,971	1,056,158

Loans with floating or adjustable interest rates:
Real estate:
Commercial	30,332	311,709	2,329,873	70,711	2,742,625
Commercial land and development	584	1,269	490	—	2,343
Commercial construction	2,423	50,133	40,275	15,348	108,179
Residential construction	5,451	10,601	1,756	—	17,808
Residential	1,299	7,748	26,033	155	35,235
Farmland	1,540	13,219	41,775	—	56,534
Commercial:
Secured	61,054	53,301	60,204	10,899	185,458
Unsecured	4,581	6,668	—	—	11,249
Consumer and other	—	106	—	—	106
Total loans with floating or adjustable interest rates	107,264	454,754	2,500,406	97,113	3,159,537

Total:
Real estate:
Commercial	102,144	568,607	2,676,877	74,274	3,421,902
Commercial land and development	584	1,445	490	—	2,519
Commercial construction	2,423	50,133	40,275	15,348	108,179
Residential construction	5,451	10,601	1,756	—	17,808
Residential	4,313	11,209	27,110	563	43,195
Farmland	1,540	13,219	46,331	—	61,090
Commercial:
Secured	63,402	92,623	76,216	10,899	243,140
Unsecured	4,705	11,826	25,440	—	41,971
Consumer and other	50	21,660	254,181	—	275,891
Total loans	$184,612	$781,323	$3,148,676	$101,084	$4,215,695

Table 12: Contractual Maturities and Sensitivity to Interest Rate Changes - Gross Loans (continued)
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
December 31, 2025
Loans with fixed interest rates:
Real estate:
Commercial	$31,238	$275,099	$366,518	$3,571	$676,426
Commercial land and development	—	176	—	—	176
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Residential	24	5,741	1,313	412	7,490
Farmland	—	—	4,612	—	4,612
Commercial:
Secured	3,187	36,461	16,118	—	55,766
Unsecured	58	5,781	23,417	—	29,256
Consumer and other	72	17,779	257,472	—	275,323
Total loans with fixed interest rates	34,579	341,037	669,450	3,983	1,049,049

Loans with floating or adjustable interest rates:
Real estate:
Commercial	29,907	274,098	2,257,847	67,435	2,629,287
Commercial land and development	602	500	74	—	1,176
Commercial construction	1,429	49,478	32,749	13,104	96,760
Residential construction	4,790	3,267	332	—	8,389
Residential	4,344	4,931	20,485	316	30,076
Farmland	1,775	12,829	40,390	—	54,994
Commercial:
Secured	57,918	67,862	59,623	10,567	195,970
Unsecured	4,524	6,642	—	—	11,166
Consumer and other	—	152	—	—	152
Total loans with floating or adjustable interest rates	105,289	419,759	2,411,500	91,422	3,027,970

Total:
Real estate:
Commercial	61,145	549,197	2,624,365	71,006	3,305,713
Commercial land and development	602	676	74	—	1,352
Commercial construction	1,429	49,478	32,749	13,104	96,760
Residential construction	4,790	3,267	332	—	8,389
Residential	4,368	10,672	21,798	728	37,566
Farmland	1,775	12,829	45,002	—	59,606
Commercial:
Secured	61,105	104,323	75,741	10,567	251,736
Unsecured	4,582	12,423	23,417	—	40,422
Consumer and other	72	17,931	257,472	—	275,475
Total loans	$139,868	$760,796	$3,080,950	$95,405	$4,077,019

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
SBA Loans
During the three months ended March 31, 2026, the Company did not sell any SBA 7(a) loans.

Non-accrual Loans
Table 13 provides details of our nonperforming and restructured assets and certain other related information as of the dates presented.

Table 13: Nonperforming and Restructured Assets
	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Non-accrual loans:
Real estate:
Commercial	$2,085	$2,666
Commercial:
Secured	731	430
Total non-accrual loans	2,816	3,096

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	2,816	3,096

Real estate owned	—	—
Total nonperforming assets	$2,816	$3,096

Performing loan modifications (“LMs”) (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	1,649.11%	1,434.40%
Nonperforming loans to loans held for investment	0.07%	0.08%
Nonperforming assets to total assets	0.06%	0.07%
Nonperforming loans plus performing LMs to loans held for investment	0.07%	0.08%
The ratio of nonperforming loans to loans held for investment was 0.07% at March 31, 2026, as compared to 0.08% at December 31, 2025.
The ratio of the allowance for credit losses to period end nonperforming loans increased from 1,434.40% as of December 31, 2025 to 1,649.11% as of March 31, 2026. This increase was due to a $2.0 million, or 4.57%, increase in the allowance for credit losses, while nonperforming loans decreased by $0.3 million, or 9.04%, due to the payoff of one nonperforming loan and the sale of another.
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

Table 14: Gross Loans Held for Investment by Credit Quality Risk Rating
(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Total
March 31, 2026
Real estate:
Commercial	$3,271,060	$129,189	$21,653	$—	$3,421,902
Commercial land and development	2,519	—	—	—	2,519
Commercial construction	108,179	—	—	—	108,179
Residential construction	17,808	—	—	—	17,808
Residential	43,195	—	—	—	43,195
Farmland	60,509	581	—	—	61,090
Commercial:
Secured	230,241	11,186	1,713	—	243,140
Unsecured	39,471	2,500	—	—	41,971
Consumer and other	275,886	—	5	—	275,891
Total	$4,048,868	$143,456	$23,371	$—	$4,215,695

December 31, 2025
Real estate:
Commercial	$3,208,223	$76,118	$21,372	$—	$3,305,713
Commercial land and development	1,352	—	—	—	1,352
Commercial construction	81,840	14,920	—	—	96,760
Residential construction	8,389	—	—	—	8,389
Residential	37,566	—	—	—	37,566
Farmland	59,021	585	—	—	59,606
Commercial:
Secured	240,511	10,272	953	—	251,736
Unsecured	40,422	—	—	—	40,422
Consumer and other	275,469	—	6	—	275,475
Total	$3,952,793	$101,895	$22,331	$—	$4,077,019
Loans designated as watch and substandard increased to $166.8 million at March 31, 2026 from $124.2 million at December 31, 2025. There were no loans with doubtful risk grades at March 31, 2026 or December 31, 2025.
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

At March 31, 2026, the Company’s allowance for credit losses was $46.4 million, as compared to $44.4 million at December 31, 2025. The $2.0 million increase in the allowance is due to a $2.6 million provision for credit losses recorded during the three months ended March 31, 2026, partially offset by net charge-offs of $0.6 million, primarily attributable to commercial and industrial loans, during the same period.
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

Table 15: Allocation of the Allowance for Credit Losses

(dollars in thousands)	Allowance for Credit Losses	% of Allowance for Credit Losses	% of Loans to Total Loans
March 31, 2026
Real estate:
Commercial	$26,919	57.96%	81.17%
Commercial land and development	93	0.20%	0.06%
Commercial construction	3,982	8.57%	2.57%
Residential construction	492	1.06%	0.42%
Residential	421	0.91%	1.02%
Farmland	495	1.07%	1.45%
Commercial:
Secured	11,191	24.10%	5.77%
Unsecured	487	1.05%	1.00%
Consumer and other	2,359	5.08%	6.54%
Total	$46,439	100.00%	100.00%

December 31, 2025
Real estate:
Commercial	$25,219	56.77%	81.08%
Commercial land and development	56	0.13%	0.03%
Commercial construction	4,050	9.12%	2.37%
Residential construction	213	0.48%	0.21%
Residential	362	0.82%	0.92%
Farmland	467	1.05%	1.46%
Commercial:
Secured	11,204	25.23%	6.17%
Unsecured	482	1.09%	0.99%
Consumer and other	2,356	5.31%	6.77%
Total	$44,409	100.00%	100.00%
The ratio of the allowance for credit losses to total loans held for investment was 1.10% at March 31, 2026, an increase from 1.09% at December 31, 2025.

Table 16: Activity Within the Allowance for Credit Losses
	As of and for the three months ended
	March 31, 2026		March 31, 2025
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$4,150,446		$3,565,830

Allowance for credit losses	$44,409		$37,791

Net (charge-offs) recoveries:
Commercial:
Secured	(570)	(0.01)%	(681)	(0.02)%
Unsecured	2	—%	—	—%
Consumer and other	(2)	—%	(36)	—%
Net charge-offs	(570)	(0.01)%	(717)	(0.02)%

Provision for credit losses	2,600		2,150

Allowance for credit losses	$46,439		$39,224

Loans held for investment	$4,213,393		$3,621,819
Allowance for credit losses to loans held for investment	1.10%		1.08%
The ratio of the allowance for credit losses to loans held for investment increased from 1.08% as of March 31, 2025 to 1.10% as of March 31, 2026. Net charge-offs as a percent of average loans held for investment decreased from 0.02% for the three months ended March 31, 2025 to 0.01% for the three months ended March 31, 2026.
Liabilities
During the first three months of 2026, total liabilities increased by $264.2 million from $4.3 billion as of December 31, 2025 to $4.6 billion as of March 31, 2026. This increase was primarily due to an increase in deposits of $268.3 million. The increase in deposits was largely due to increases in money market and non-interest-bearing deposits of $212.6 million and $148.2 million, respectively, partially offset by a $100.3 million decrease in time deposits, mainly attributed to an $81.9 million decline in wholesale deposits.
Deposits
Representing 97.73% of our total liabilities as of March 31, 2026, deposits are our primary source of funding for our business operations.
Total deposits increased by $268.3 million, or 6.39%, to $4.5 billion at March 31, 2026 from $4.2 billion at December 31, 2025. The increase in deposits was largely due to increases in money market and non-interest-bearing deposits of $212.6 million and $148.2 million, respectively, partially offset by a $100.3 million decrease in time deposits, mainly attributed to an $81.9 million decline in wholesale deposits. The Company defines wholesale deposits as brokered deposits and California Time Deposit Program deposits. Non-interest-bearing deposits increased by $148.2 million from December 31, 2025 to $1.2 billion at March 31, 2026, representing 27.58% of total deposits at that date, as compared to 25.82% of total deposits at December 31, 2025. Our loan to deposit ratio was 94.27% at March 31, 2026, as compared to 97.00% at December 31, 2025. We closely monitor the loan to deposit ratio for purposes of both operational objectives and regulatory capital compliance. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.

Table 17 summarizes our deposit composition by average deposit balances and average rates paid for the periods indicated.

Table 17: Deposit Composition by Average Balances and Rates Paid
	For the three months ended
	March 31, 2026			March 31, 2025
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$343,663	1.34%	7.95%	$303,822	1.48%	8.47%
Money market and savings accounts	2,323,472	2.91%	53.79%	1,664,478	3.22%	46.43%
Time accounts	531,031	3.75%	12.29%	706,528	4.38%	19.70%
Demand accounts	1,122,062	—%	25.97%	910,954	—%	25.40%
Total deposits	$4,320,228	2.13%	100.00%	$3,585,782	2.48%	100.00%
Net uninsured and uncollateralized deposits totaled approximately $1.5 billion and $1.4 billion at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, our 62 largest deposit relationships, each accounting for more than $10.0 million, totaled $2.2 billion, or 48.62% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 7.98 years as of March 31, 2026. As of December 31, 2025, our 53 largest deposit relationships, each accounting for more than $10.0 million, totaled $2.0 billion, or 47.82% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base.
Table 18 shows the entity types making up our large deposit relationships at the dates indicated.

Table 18: Composition of Large Deposit Relationships
(dollars in thousands)	March 31, 2026	December 31, 2025
Municipalities	$983,905	$789,643
Non-profits	341,336	283,666
Businesses	754,466	760,516
Brokered deposits	93,069	174,981
Total	$2,172,776	$2,008,806
Our largest single deposit relationship at March 31, 2026 related to a government agency. The balance for this customer was $290.0 million, or approximately 6.49% of total deposits as of that date. At December 31, 2025, our largest single deposit relationship related to a government agency and had a balance of $290.0 million, or 6.90% of total deposits as of that date. As our demand deposits fluctuate, we have purchased brokered deposits as needed to supplement liquidity. We do not consider brokered deposits as core deposits, but as another deposit funding source for our loan growth.
Table 19 sets forth the maturity of time deposits as of March 31, 2026.

Table 19: Scheduled Maturities of Time Deposits
(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$259,369	$108,642	$368,011	$253,119
Over three through six months	59,602	8,136	67,738	55,352
Over six through twelve months	8,793	9,070	17,863	6,043
Over twelve months	337	394	731	87
Total	$328,101	$126,242	$454,343	$314,601

FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of March 31, 2026 and December 31, 2025, respectively.
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
Table 20 is a summary of our outstanding subordinated notes as of March 31, 2026.

Table 20: Subordinated Notes Outstanding
(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (6.97% as of March 31, 2026) through maturity
Shareholders’ Equity
Shareholders’ equity totaled $458.5 million at March 31, 2026 and $445.8 million at December 31, 2025. The increase in shareholders' equity was primarily a result of $18.6 million recognized as net income, partially offset by $5.3 million in cash dividends paid during the period and a $1.0 million increase in accumulated other comprehensive loss.
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
As of March 31, 2026, we had a shelf registration statement on file with the SEC registering the offer and sale by us of up to $300.0 million of any combination of equity or debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, and units in one or more offerings. Specific information on the terms of any securities being offered, including the expected use of proceeds from the sale of such securities, are provided at the time of the offering.
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of March 31, 2026, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the three months ended March 31, 2026, we had cash outflows of $139.2 million in loan originations and advances, net of principal collected, and no loans originated for sale.
Additionally, in the ordinary course of business, we enter into commitments to extend credit, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2026, off-balance sheet commitments totaled $578.3 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the three months ended March 31, 2026, we had cash inflows of $268.3 million related to an increase in deposits.
During the twelve months following March 31, 2026, approximately $453.6 million of time deposits are expected to mature, which includes $93.1 million of brokered deposits. After the twelve months following March 31, 2026, we expect $0.7 million of time deposits to mature through 2030. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our San Francisco Bay Area expansion provide a stable funding base.
At March 31, 2026, cash and cash equivalents represented 14.42% of total deposits.
Investment Securities
Our investment securities totaled $93.9 million at March 31, 2026. Mortgage-backed securities and obligations of states and political subdivisions comprised 49.76% and 40.59% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $9.9 million from our securities over the twelve months following March 31, 2026. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the three months ended March 31, 2026, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $1.7 million. Additionally, at March 31, 2026, securities available-for-sale totaled $91.7 million, of which $86.8 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At March 31, 2026, the Bank had no outstanding FHLB financing borrowings and a total financing availability of $313.2 million, net of letters of credit issued of $1.1 billion.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At March 31, 2026, the Bank had no outstanding Federal Reserve Discount Window borrowings and a total financing availability of $1.0 billion.
Correspondent Bank Lines of Credit
At March 31, 2026, the unused and available amount for borrowing from correspondent bank lines of credit was $185.0 million.

Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth in Table 21) was approximately $2.2 billion as of March 31, 2026.

Table 21: Total Liquidity
	March 31, 2026
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings	Available
FHLB advances	$1,425,706	$1,112,500	$—	$313,206
Federal Reserve Discount Window	1,016,633	—	—	1,016,633
Correspondent bank lines of credit	185,000	—	—	185,000
Cash and cash equivalents	—	—	—	644,359
Total	$2,627,339	$1,112,500	$—	$2,159,198
Future Contractual Obligations
Our estimated future contractual obligations as of March 31, 2026 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $11.5 million. We have a current obligation of $453.6 million and a long-term obligation of $0.7 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $74.1 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $578.3 million.
Dividends
A use of liquidity for the Company is shareholder dividends. The Company paid dividends to its shareholders totaling $5.3 million during the three months ended March 31, 2026.
We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock, subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during the rest of 2026 at a rate of $0.25 per share, our average total dividend paid each quarter would be approximately $5.3 million based on the number of currently outstanding shares if there are no increases or decreases in the number of shares, and given that unvested RSAs share equally in dividends with outstanding common stock.
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

Historical Information
Table 22 summarizes our consolidated cash flow activities.

Table 22: Consolidated Cash Flow Activities
	Three months ended March 31,
(dollars in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$18,929	$15,472	$3,457
Net cash used in investing activities	(144,346)	(89,338)	55,008
Net cash provided by financing activities	262,925	174,094	88,831
Operating Activities
Net cash provided by operating activities increased by $3.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to higher net income and no loans originated for sale in the quarter. These sources of cash were partially offset by lower changes in interest payable and other liabilities, purchases of transferable tax credits, and no gross proceeds from sale of loans. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
For additional information about our operating results, see “Results of Operations” above.
Investing Activities
Net cash used in investing activities increased by $55.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to higher originations of loans held for investment, net of repayments.
Financing Activities
Net cash provided by financing activities increased by $88.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in deposits.
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
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank is also subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of March 31, 2026, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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
The capital adequacy ratios as of March 31, 2026 and December 31, 2025 for Bancorp and the Bank are presented in Tables 23 and 24. As of March 31, 2026 and December 31, 2025, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 23: Capital Ratios for Bancorp
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total capital (to risk-weighted assets)	$588,786	13.17%	$357,730	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$467,478	10.45%	$268,297	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$467,478	10.45%	$201,223	4.50%	N/A	N/A
Tier 1 leverage	$467,478	9.56%	$195,573	4.00%	N/A	N/A
December 31, 2025
Total capital (to risk-weighted assets)	$572,874	13.33%	$343,779	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$454,830	10.58%	$257,834	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$454,830	10.58%	$193,376	4.50%	N/A	N/A
Tier 1 leverage	$454,830	9.70%	$187,499	4.00%	N/A	N/A

Table 24: Capital Ratios for the Bank
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total capital (to risk-weighted assets)	$567,964	12.73%	$356,839	8.00%	$446,049	10.00%
Tier 1 capital (to risk-weighted assets)	$520,733	11.67%	$267,630	6.00%	$356,839	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$520,733	11.67%	$200,722	4.50%	$289,932	6.50%
Tier 1 leverage	$520,733	10.66%	$195,467	4.00%	$244,334	5.00%
December 31, 2025
Total capital (to risk-weighted assets)	$554,071	12.92%	$342,984	8.00%	$428,729	10.00%
Tier 1 capital (to risk-weighted assets)	$510,067	11.89%	$257,238	6.00%	$342,984	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$510,067	11.89%	$192,928	4.50%	$278,674	6.50%
Tier 1 leverage	$510,067	10.89%	$187,409	4.00%	$234,261	5.00%
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
Recent Legislative and Regulatory Developments
On March 19, 2026, the federal banking agencies issued several proposals to revise the U.S. regulatory capital framework. The proposals would, among other things, modify aspects of the standardized approach to risk-based capital that applies to the Company, including to make the risk weights for certain residential mortgage exposures more risk-sensitive and decrease the risk weights of corporate exposures, which could affect certain aspects of the Company’s regulatory capital calculations. The Company is continuing to evaluate these proposals and their potential impact on its regulatory capital position.

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
The Company’s total interest income was $67.3 million for the three months ended March 31, 2026 and $248.9 million for the year ended December 31, 2025. Our total interest expense was $23.9 million for the three months ended March 31, 2026 and $97.0 million for the year ended December 31, 2025. Overall, our net interest income was $43.5 million for the three months ended March 31, 2026 and $151.9 million for the year ended December 31, 2025.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of March 31, 2026, the Company carried a slightly higher balance of assets than liabilities that will reprice within the next twelve months in the event that interest rates fall.
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
As of March 31, 2026, the overnight federal funds rate (the rate used in the interest rate shock scenarios listed below) was 3.64%, remaining constant from December 31, 2025. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
Table 25 summarizes the estimated effect on net interest income and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve-month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of March 31, 2026 and December 31, 2025.

Table 25: Estimated Effect on Net Interest Income (“NII”) and EVE from Changing Interest Rates
	March 31, 2026		December 31, 2025
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	1.03%	(3.55)%	(1.72)%	(9.70)%
+200 (shock)	0.22%	(2.75)%	(1.19)%	(6.77)%
+100 (shock)	(0.45)%	(1.54)%	(0.47)%	(3.55)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	0.61%	1.65%	0.86%	2.45%
-200 (shock)	3.04%	2.13%	2.82%	4.07%
-300 (shock)	7.08%	(2.28)%	9.44%	8.79%

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating and implementing its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, such controls.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition, or results of operations.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s 2025 Annual Report on Form 10-K, previously filed with the SEC.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Equity Securities
None.
(b)Use of Proceeds
Not applicable.
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Five Star Bancorp
(registrant)

May 7, 2026	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

May 7, 2026	/s/ Heather C. Luck
Date	Heather C. Luck
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)