Form 10-Q
period 2026-06-30
FIVE STAR BANCORP
filed 2026-08-06
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Securities registered pursuant to Section 12(b) of the Act:

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
Yes ☐ No ☒
As of August 3, 2026, there were 24,536,614 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
June 30, 2026

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

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from financial institutions	$45,966	$33,978
Interest-bearing deposits in banks	639,108	472,873
Cash and cash equivalents	685,074	506,851
Time deposits in banks	—	100
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at June 30, 2026 and December 31, 2025 (amortized cost of $103,308 and $107,197 at June 30, 2026 and December 31, 2025, respectively)	90,584	94,699
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at June 30, 2026 and December 31, 2025 (fair value of $1,927 and $1,995 at June 30, 2026 and December 31, 2025, respectively)	2,135	2,190
Loans held for investment	4,519,681	4,074,929
Allowance for credit losses	(47,335)	(44,409)
Loans held for investment, net of allowance for credit losses	4,472,346	4,030,520
Federal Home Loan Bank of San Francisco (“FHLB”) stock	15,000	15,000
Operating leases, right-of-use asset, net	10,138	10,802
Premises and equipment, net	2,333	2,109
Bank-owned life insurance, net	28,759	23,910
Interest receivable and other assets	70,693	68,680
Total assets	$5,377,062	$4,754,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$1,174,406	$1,084,537
Interest-bearing	3,624,977	3,116,547
Total deposits	4,799,383	4,201,084
Borrowings:
Subordinated notes, net	74,114	74,041
Operating lease liability	11,262	11,872
Interest payable and other liabilities	18,532	22,032
Total liabilities	4,903,291	4,309,029
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, no par value; 100,000,000 shares authorized; 21,402,864 shares issued and outstanding at June 30, 2026; 21,367,387 shares issued and outstanding at December 31, 2025	304,868	303,990
Retained earnings	178,318	150,985
Accumulated other comprehensive loss, net of taxes	(9,415)	(9,143)
Total shareholders’ equity	473,771	445,832
Total liabilities and shareholders’ equity	$5,377,062	$4,754,861
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Interest and fee income:
Loans, including fees	$65,565	$56,016	$127,681	$108,947
Taxable securities	350	403	736	810
Nontaxable securities	159	174	317	348
Interest-bearing deposits in banks	6,253	3,987	10,940	7,562
Total interest and fee income	72,327	60,580	139,674	117,667

Interest expense:
Deposits	25,082	22,904	47,811	44,852
Subordinated notes	1,162	1,161	2,323	2,323
Total interest expense	26,244	24,065	50,134	47,175

Net interest income	46,083	36,515	89,540	70,492
Provision for credit losses	2,250	2,500	4,925	4,400
Net interest income after provision for credit losses	43,833	34,015	84,615	66,092

Non-interest income:
Service charges on deposit accounts	122	196	257	411
Gain on sale of loans	—	119	—	244
Loan-related fees	679	468	1,944	916
FHLB stock dividends	191	325	953	656
Earnings on bank-owned life insurance (“BOLI”)	265	220	490	381
Other	615	482	(129)	561
Total non-interest income	1,872	1,810	3,515	3,169

Non-interest expense:
Salaries and employee benefits	11,421	8,910	22,851	18,044
Occupancy and equipment	873	657	1,702	1,294
Data processing and software	1,709	1,508	3,260	2,965
Federal Deposit Insurance Corporation (“FDIC”) insurance	585	470	1,130	925
Professional services	952	918	1,878	1,831
Advertising and promotional	959	865	1,703	1,387
Loan-related expenses	304	423	551	742
Other operating expenses	2,813	1,975	3,935	3,583
Total non-interest expense	19,616	15,726	37,010	30,771

Income before provision for income taxes	26,089	20,099	51,120	38,490

Provision for income taxes	6,690	5,591	13,100	10,871

Net income	$19,399	$14,508	$38,020	$27,619

Basic earnings per common share	$0.91	$0.68	$1.79	$1.30
Diluted earnings per common share	$0.91	$0.68	$1.78	$1.30
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$19,399	$14,508	$38,020	$27,619

Unrealized gain (loss) on securities:
Net unrealized holding gain (loss) on securities available-for-sale during the period	946	190	(227)	1,220
Less: Income tax expense related to items of other comprehensive income (loss)	246	502	45	807
Other comprehensive income (loss)	700	(312)	(272)	413

Total comprehensive income	$20,099	$14,196	$37,748	$28,032
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2026 and 2025
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at March 31, 2025	21,329,235	$302,788	$115,309	$(11,646)	$406,451
Net income	—	—	14,508	—	14,508
Other comprehensive loss	—	—	—	(312)	(312)
Stock issued under stock award plans	31,756	—	—	—	—
Stock compensation expense	—	367	—	—	367
Cash dividends paid ($0.20 per share)	—	—	(4,272)	—	(4,272)
Balance at June 30, 2025	21,360,991	$303,155	$125,545	$(11,958)	$416,742

Balance at March 31, 2026	21,376,153	$304,372	$164,262	$(10,115)	$458,519
Net income	—	—	19,399	—	19,399
Other comprehensive income	—	—	—	700	700
Stock issued under stock award plans	26,711	—	—	—	—
Stock compensation expense	—	496	—	—	496
Cash dividends paid ($0.25 per share)	—	—	(5,343)	—	(5,343)
Balance at June 30, 2026	21,402,864	$304,868	$178,318	$(9,415)	$473,771
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2024	21,319,083	$302,531	$106,464	$(12,371)	$396,624
Net income	—	—	27,619	—	27,619
Other comprehensive income	—	—	—	413	413
Stock issued under stock award plans	42,241	—	—	—	—
Stock compensation expense	—	624	—	—	624
Stock forfeitures	(333)	—	—	—	—
Cash dividends paid ($0.40 per share)	—	—	(8,538)	—	(8,538)
Balance at June 30, 2025	21,360,991	$303,155	$125,545	$(11,958)	$416,742

Balance at December 31, 2025	21,367,387	$303,990	$150,985	$(9,143)	$445,832
Net income	—	—	38,020	—	38,020
Other comprehensive loss	—	—	—	(272)	(272)
Stock issued under stock award plans	35,477	—	—	—	—
Stock compensation expense	—	878	—	—	878
Cash dividends paid ($0.50 per share)	—	—	(10,687)	—	(10,687)
Balance at June 30, 2026	21,402,864	$304,868	$178,318	$(9,415)	$473,771
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$38,020	$27,619
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,925	4,400
Depreciation and amortization	1,136	906
Amortization of deferred loan fees and costs	158	331
Amortization of premiums and discounts on securities	375	425
Amortization of subordinated note issuance costs	73	73
Amortization of low income housing tax credits	1,203	681
Stock compensation expense	878	624
Earnings on BOLI	(490)	(381)
Deferred tax provision	12	712
Purchase of transferable tax credits	(2,528)	—
Loans originated for sale	—	(1,384)
Gain on sale of loans	—	(244)
Gross proceeds from sale of loans	—	3,531
Losses (earnings) on equity investments	294	(399)
Net changes in:
Interest receivable and other assets	594	(955)
Interest payable and other liabilities	(1,347)	(2,131)
Operating lease liability	(697)	(546)
Net cash provided by operating activities	42,606	33,262
Cash flows from investing activities:
Maturities, prepayments, and calls of securities available-for-sale	3,569	4,135
Capital call for equity investments	(3,410)	(1,285)
Proceeds received from equity investments	60	—
Capital call for low income housing tax credits	(812)	(5,381)
Net change in time deposits in banks	100	3,272
Loan originations, net of repayments	(446,534)	(226,659)
Purchase of premises and equipment, net	(609)	(344)
Purchase of BOLI	(4,359)	(3,710)
Other real estate sale proceeds	—	87
Net cash used in investing activities	(451,995)	(229,885)
Cash flows from financing activities:
Net change in deposits	598,299	336,628
Cash dividends paid	(10,687)	(8,538)
Net cash provided by financing activities	587,612	328,090
Net change in cash and cash equivalents	178,223	131,467
Cash and cash equivalents at beginning of period	506,851	352,343
Cash and cash equivalents at end of period	$685,074	$483,810

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$50,290	$45,966
Income taxes paid:[1]
US Federal	—
US State and Local
California	5,550
Other states	1,252
Total	6,802	13,165
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	—	1,035
Unrealized (loss) gain on securities	(227)	1,220
Operating lease liabilities exchanged for ROUA	88	1,433
ROUA acquired	(88)	(1,433)
Net change in commitment for low income housing tax credits	—	(10,000)
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
The Company, through the Bank, provides a broad range of banking products and services to customers who are predominately small and medium-sized businesses, professionals, and individuals residing in the Northern California region. The Company’s primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit, and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has nine branch offices in Roseville, Natomas, Rancho Cordova, Redding, Elk Grove, Chico, Yuba City, San Francisco, and Walnut Creek, with a tenth branch opening in Lodi in July 2026.
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2026.
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
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the ASC that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. FASB Concepts Statements are nonauthoritative. Removing all references to Concepts Statements in the guidance is intended to simplify the ASC and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective January 1, 2026 for emerging growth companies electing not to opt out of the extended transition period and has not had a significant impact on the Company’s consolidated financial statements.

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

Table 2.1 summarizes the Company’s assets and liabilities required to be recorded at fair value on a recurring basis.

Table 2.1: Fair Value on a Recurring Basis
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2026
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$90,584	$—	$90,584	$—	OCI

December 31, 2025
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$94,699	$—	$94,699	$—	OCI
1Other comprehensive income (“OCI”) or net income (“NI”).
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of June 30, 2026 and December 31, 2025, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of June 30, 2026 and December 31, 2025, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.
Disclosures about Fair Value of Financial Instruments
Table 2.2 is a summary of fair value estimates for financial instruments as of June 30, 2026 and December 31, 2025. The carrying amounts in Table 2.2 are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

Table 2.2: Fair Value Estimates for Financial Instruments
	June 30, 2026			December 31, 2025
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$685,074	$685,074	Level 1	$506,851	$506,851	Level 1
Time deposits in banks	—	—	Level 1	100	100	Level 1
Securities available-for-sale	90,584	90,584	Level 2	94,699	94,699	Level 2
Securities held-to-maturity	2,135	1,927	Level 3	2,190	1,995	Level 3
Loans held for investment, net of allowance for credit losses	4,472,346	4,371,752	Level 3	4,030,520	3,971,563	Level 3
Financial liabilities:
Time deposits	307,991	307,407	Level 2	554,611	553,987	Level 2
Subordinated notes	74,114	73,779	Level 3	74,041	73,723	Level 3
The Company used the following methods and assumptions to estimate the fair value of its financial instruments at June 30, 2026 and December 31, 2025:
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
A summary of the amortized cost and fair value related to securities held-to-maturity as of June 30, 2026 and December 31, 2025 is presented in Table 3.1. Securities held-to-maturity, at amortized cost, had a $20.0 thousand allowance for credit losses as of June 30, 2026 and December 31, 2025.

Table 3.1: Securities Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
June 30, 2026
Obligations of states and political subdivisions	$2,135	$—	$(208)	$1,927
Total held-to-maturity	$2,135	$—	$(208)	$1,927
December 31, 2025
Obligations of states and political subdivisions	$2,190	$—	$(195)	$1,995
Total held-to-maturity	$2,190	$—	$(195)	$1,995
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

As of June 30, 2026 and December 31, 2025, the allowance for credit losses on held-to-maturity securities, at amortized cost, was $20.0 thousand. The Company did not record an allowance for credit losses on available-for-sale securities, at fair value, as of June 30, 2026 or December 31, 2025.
A summary of the amortized cost and fair value related to securities available-for-sale as of June 30, 2026 and December 31, 2025 is presented in Table 3.2. Securities available-for-sale did not have an allowance for credit losses as of June 30, 2026 or December 31, 2025.

Table 3.2: Securities Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
June 30, 2026
U.S. government agency securities	$6,447	$154	$(50)	$6,551
Mortgage-backed securities	54,171	28	(8,968)	45,231
Obligations of states and political subdivisions	40,471	—	(3,854)	36,617
Collateralized mortgage obligations	219	—	(16)	203
Corporate bonds	2,000	—	(18)	1,982
Total available-for-sale	$103,308	$182	$(12,906)	$90,584
December 31, 2025
U.S. government agency securities	$7,276	$138	$(53)	$7,361
Mortgage-backed securities	56,941	31	(8,786)	48,186
Obligations of states and political subdivisions	40,734	—	(3,770)	36,964
Collateralized mortgage obligations	246	—	(15)	231
Corporate bonds	2,000	—	(43)	1,957
Total available-for-sale	$107,197	$169	$(12,667)	$94,699

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2026 and December 31, 2025 are shown in Table 3.3. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3.3: Contractual Maturities - Investment Securities
(in thousands)	June 30, 2026				December 31, 2025
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$165	$149	$—	$—	$170	$155	$—	$—
After one but within five years	840	758	2,525	2,392	865	788	1,256	1,196
After five years through ten years	1,130	1,020	16,089	14,609	1,155	1,052	13,471	12,385
After ten years	—	—	21,857	19,616	—	—	26,007	23,383

Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	6,447	6,551	—	—	7,276	7,361
Mortgage-backed securities	—	—	54,171	45,231	—	—	56,941	48,186
Collateralized mortgage obligations	—	—	219	203	—	—	246	231
Corporate bonds	—	—	2,000	1,982	—	—	2,000	1,957
Total	$2,135	$1,927	$103,308	$90,584	$2,190	$1,995	$107,197	$94,699

There were no purchases or sales of investment securities during the three and six months ended June 30, 2026 or June 30, 2025.

Table 3.4: Pledged Investment Securities
(in thousands)	June 30, 2026	December 31, 2025
Pledged to:
The State of California, securing deposits of public funds and borrowings	$44,151	$47,091
The Federal Reserve Discount Window, increasing borrowing capacity	41,534	42,578
Total pledged investment securities	$85,685	$89,669
Table 3.5 details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025.

Table 3.5: Securities Available-for-Sale in Continuous Unrealized Loss Positions
(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2026
U.S. government agency securities	$1,137	$(5)	$1,858	$(45)	$2,995	$(50)
Mortgage-backed securities	—	—	44,150	(8,968)	44,150	(8,968)
Obligations of states and political subdivisions	—	—	36,617	(3,854)	36,617	(3,854)
Collateralized mortgage obligations	—	—	203	(16)	203	(16)
Corporate bonds	—	—	1,982	(18)	1,982	(18)
Total temporarily impaired securities	$1,137	$(5)	$84,810	$(12,901)	$85,947	$(12,906)

December 31, 2025
U.S. government agency securities	$1,683	$(6)	$2,393	$(47)	$4,076	$(53)
Mortgage-backed securities	—	—	47,090	(8,786)	47,090	(8,786)
Obligations of states and political subdivisions	360	(20)	36,603	(3,750)	36,963	(3,770)
Collateralized mortgage obligations	—	—	231	(15)	231	(15)
Corporate bonds	—	—	1,957	(43)	1,957	(43)
Total temporarily impaired securities	$2,043	$(26)	$88,274	$(12,641)	$90,317	$(12,667)
There were 145 and 147 available-for-sale securities in unrealized loss positions at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the investment portfolio included 143 investment securities that had been in a continuous loss position for twelve months or more and two investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at both June 30, 2026 and December 31, 2025, which at December 31, 2025 had been in a continuous loss position for more than twelve months.
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
Non-Marketable Securities
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million of FHLB stock at both June 30, 2026 and December 31, 2025. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at June 30, 2026 or December 31, 2025.
Equity investments: The Company is a limited partner and has committed to and is invested in a limited number of venture-backed capital funds and accounts for these investments under the equity method of accounting, as its ownership is greater than 3% of each fund. The Company held $15.2 million and $12.1 million of equity investments at June 30, 2026 and December 31, 2025, respectively, included in “Interest receivable and other assets” in the unaudited consolidated balance sheets. The Company’s share of earnings and losses from these investments is included in “Other non-interest income” in the consolidated statements of income. The Company’s share of net losses from these investments was $0.3 million for the six months ended June 30, 2026. The Company’s share of net earnings from these investments was $0.4 million for the six months ended June 30, 2025. No individual investment is material to the Company’s consolidated financial statements. Based on management’s analysis of each fund’s financial condition and certain qualitative factors, management determined that the equity investments were not impaired at June 30, 2026 and 2025.

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

Table 4.1: Loans Outstanding
(in thousands)	June 30, 2026	December 31, 2025
Real estate:
Commercial	$3,597,173	$3,305,713
Commercial land and development	2,507	1,352
Commercial construction	124,053	96,760
Residential construction	21,809	8,389
Residential	41,874	37,566
Farmland	59,900	59,606
Commercial:
Secured	258,736	251,736
Unsecured	41,263	40,422
Consumer and other	374,614	275,475
Subtotal	4,521,929	4,077,019
Net deferred loan fees	(2,248)	(2,090)
Loans held for investment	4,519,681	4,074,929
Allowance for credit losses	(47,335)	(44,409)
Loans held for investment, net of allowance for credit losses	$4,472,346	$4,030,520
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
Loans rated watch: These are loans that have developed an element of uncertainty, potentially reflecting deficient loan quality and significant issues, but losses do not appear to be imminent, and the issues may be temporary in nature. The significant issues are typically: (i) a history of losses or events that threaten the borrower’s viability; (ii) a property with significant depreciation and/or marketability concerns; or (iii) poor or deteriorating credit, occasional late payments, and/or limited reserves but the loan is generally kept current. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.
Loans rated special mention: These are loans that exhibit or have an emerging credit weaknesses that warrants management’s close attention but do not yet demonstrate the well-defined weaknesses associated with a substandard classification. Credits in this category may include loans with documentation deficiencies that affect the Company’s legal position, covenant non-compliance expected to be resolved within six months, or other developing concerns that could cause deterioration in the borrower’s financial condition or repayment capacity if not corrected. Special mention is a transitional rating, and credits should generally be upgraded or downgraded within six months unless there is appropriate justification for remaining in this category.

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

Table 4.2: Loans by Risk Category and Vintage

	Amortized Cost Basis by Origination Year as of June 30, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$425,279	$654,178	$401,054	$255,666	$771,984	$880,223	$16,341	$—	$3,404,725
Watch	—	—	5,686	2,962	69,551	61,728	1,391	—	141,318
Special Mention	5,505	—	—	1,212	7,175	14,967	—	—	28,859
Substandard	—	1,037	—	—	—	17,598	464	—	19,099
Total	430,784	655,215	406,740	259,840	848,710	974,516	18,196	—	3,594,001
Commercial land and development
Pass	772	819	69	—	—	355	496	—	2,511
Total	772	819	69	—	—	355	496	—	2,511
Commercial construction
Pass	11,715	36,020	9,148	50,899	519	—	—	—	108,301
Special Mention	—	—	15,373	—	—	—	—	—	15,373
Total	11,715	36,020	24,521	50,899	519	—	—	—	123,674
Residential construction
Pass	5,964	15,806	—	—	—	—	—	—	21,770
Total	5,964	15,806	—	—	—	—	—	—	21,770
Residential
Pass	12,349	2,956	5,731	4,692	2,644	10,633	2,900	—	41,905
Total	12,349	2,956	5,731	4,692	2,644	10,633	2,900	—	41,905
Farmland
Pass	2,697	19,712	1,032	1,307	6,043	28,508	—	—	59,299
Watch	—	—	—	—	—	576	—	—	576
Total	2,697	19,712	1,032	1,307	6,043	29,084	—	—	59,875
Commercial:
Secured
Pass	15,210	54,275	21,522	13,380	13,310	18,884	111,163	350	248,094
Watch	—	—	92	520	6,763	2,728	—	—	10,103
Special Mention	—	—	203	208	181	—	2	—	594
Substandard	186	—	—	33	374	11	544	—	1,148
Total	15,396	54,275	21,817	14,141	20,628	21,623	111,709	350	259,939
Unsecured
Pass	3,092	12,026	7,037	2,320	850	3,600	9,862	—	38,787
Watch	—	—	—	—	—	—	2,500	—	2,500
Total	3,092	12,026	7,037	2,320	850	3,600	12,362	—	41,287
Consumer and other
Pass	136,008	70,794	143,724	16,615	3,943	3,516	115	—	374,715
Substandard	—	—	—	—	4	—	—	—	4
Total	136,008	70,794	143,724	16,615	3,947	3,516	115	—	374,719
Total	$618,777	$867,623	$610,671	$349,814	$883,341	$1,043,327	$145,778	$350	$4,519,681

Total loans held for investment by risk category
Pass	613,086	866,586	589,317	344,879	799,293	945,719	140,877	350	4,300,107
Watch	—	—	5,778	3,482	76,314	65,032	3,891	—	154,497
Special Mention	5,505	—	15,576	1,420	7,356	14,967	2	—	44,826
Substandard	186	1,037	—	33	378	17,609	1,008	—	20,251
Total	$618,777	$867,623	$610,671	$349,814	$883,341	$1,043,327	$145,778	$350	$4,519,681

Table 4.2: Loans by Risk Category and Vintage (continued)

	Amortized Cost Basis by Origination Year as of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$670,067	$414,556	$282,656	$831,032	$573,695	$384,650	$13,549	$—	$3,170,205
Watch	200	—	2,974	31,209	16,949	23,407	1,391	—	76,130
Special Mention	—	—	—	7,256	6,226	21,623	—	—	35,105
Substandard	1,044	—	2,122	—	3,700	14,040	415	—	21,321
Total	671,311	414,556	287,752	869,497	600,570	443,720	15,355	—	3,302,761
Commercial land and development
Pass	414	75	—	—	—	369	496	—	1,354
Total	414	75	—	—	—	369	496	—	1,354
Commercial construction
Pass	19,160	11,692	50,158	522	—	—	—	—	81,532
Watch	—	14,891	—	—	—	—	—	—	14,891
Total	19,160	26,583	50,158	522	—	—	—	—	96,423
Residential construction
Pass	8,341	—	—	—	—	—	—	—	8,341
Total	8,341	—	—	—	—	—	—	—	8,341
Residential
Pass	6,285	5,923	4,718	2,784	8,883	7,548	1,459	—	37,600
Total	6,285	5,923	4,718	2,784	8,883	7,548	1,459	—	37,600
Farmland
Pass	19,761	1,080	1,994	6,126	8,215	21,323	—	—	58,499
Watch	—	—	—	—	—	585	—	—	585
Special Mention	—	500	—	—	—	—	—	—	500
Total	19,761	1,580	1,994	6,126	8,215	21,908	—	—	59,584
Commercial:
Secured
Pass	53,217	25,960	15,257	16,058	6,881	15,762	106,526	—	239,661
Watch	—	95	528	6,867	1,665	1,122	—	—	10,277
Special Mention	73	—	251	212	—	—	1,374	—	1,910
Substandard	167	—	166	34	74	17	499	—	957
Total	53,457	26,055	16,202	23,171	8,620	16,901	108,399	—	252,805
Unsecured
Pass	12,597	8,163	2,514	1,282	1,828	2,874	11,195	—	40,453
Total	12,597	8,163	2,514	1,282	1,828	2,874	11,195	—	40,453
Consumer and other
Pass	72,893	172,130	21,159	4,976	4,172	120	152	—	275,602
Substandard	—	—	—	6	—	—	—	—	6
Total	72,893	172,130	21,159	4,982	4,172	120	152	—	275,608
Total	$864,219	$655,065	$384,497	$908,364	$632,288	$493,440	$137,056	$—	$4,074,929

Total loans held for investment
Pass	862,735	639,579	378,456	862,780	603,674	432,646	133,377	—	3,913,247
Watch	200	14,986	3,502	38,076	18,614	25,114	1,391	—	101,883
Special Mention	73	500	251	7,468	6,226	21,623	1,374	—	37,515
Substandard	1,211	—	2,288	40	3,774	14,057	914	—	22,284
Total	$864,219	$655,065	$384,497	$908,364	$632,288	$493,440	$137,056	$—	$4,074,929

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

Table 4.3: Gross Charge-Offs by Vintage
	Gross Charge-Offs by Origination Year for the six months ended June 30, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial:
Secured	$—	$91	$570	$410	$317	$482	$—	$—	$1,870
Consumer and other	—	—	—	29	81	37	—	—	147
Total	$—	$91	$570	$439	$398	$519	$—	$—	$2,017

	Gross Charge-Offs by Origination Year for the six months ended June 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial:
Secured	$—	$224	$444	$386	$214	$993	$—	$—	$2,261
Unsecured	—	—	—	—	50	—	—	—	50
Consumer and other	—	—	13	81	49	—	—	—	143
Total	$—	$224	$457	$467	$313	$993	$—	$—	$2,454

Table 4.4 shows the age analysis of past due loans by class as of the dates shown.

Table 4.4: Age Analysis of Past Due Loans by Class
(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
June 30, 2026
Real estate:
Commercial	$—	$—	$—	$—	$3,594,001	$3,594,001
Commercial land and development	—	—	—	—	2,511	2,511
Commercial construction	—	—	—	—	123,674	123,674
Residential construction	—	—	—	—	21,770	21,770
Residential	—	—	—	—	41,905	41,905
Farmland	—	—	—	—	59,875	59,875
Commercial:
Secured	1,322	83	217	1,622	258,317	259,939
Unsecured	—	—	—	—	41,287	41,287
Consumer and other	22	9	—	31	374,688	374,719
Total	$1,344	$92	$217	$1,653	$4,518,028	$4,519,681

December 31, 2025
Real estate:
Commercial	$859	$—	$—	$859	$3,301,902	$3,302,761
Commercial land and development	—	—	—	—	1,354	1,354
Commercial construction	—	—	—	—	96,423	96,423
Residential construction	—	—	—	—	8,341	8,341
Residential	—	—	—	—	37,600	37,600
Farmland	—	—	—	—	59,584	59,584
Commercial:
Secured	691	8	183	882	251,923	252,805
Unsecured	—	—	—	—	40,453	40,453
Consumer and other	46	—	—	46	275,562	275,608
Total	$1,596	$8	$183	$1,787	$4,073,142	$4,074,929
There were no loans greater than 90 days past due and still accruing interest income as of June 30, 2026 or December 31, 2025.
Table 4.5 presents the amortized cost basis of the Company’s collateral dependent loans by class as of the periods indicated. These loans were individually evaluated for credit loss in accordance with the Company’s allowance for credit losses methodology.

Table 4.5: Collateral Dependent Loans by Class
(in thousands)	June 30, 2026	December 31, 2025
Real estate:
Commercial	$13,083	$2,667
Commercial:
Secured	11	17
Total	$13,094	$2,684

There were no residential real estate loans in process of foreclosure at June 30, 2026 or December 31, 2025.
Modifications to loans for borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
Table 4.6 presents the amortized cost basis of loans by class that were modified due to financial difficulty during the periods indicated.

Table 4.6: Amortized Cost Basis of Loans Modified due to Financial Difficulty
(in thousands)	For the three months ended June 30, 2026		For the three months ended June 30, 2025
	Payment Change	Total % of Loans Receivable	Payment Change	Total % of Loans Receivable
Real estate:
Commercial	$—	—%	$1,679	0.04%
Total	$—	—%	$1,679	0.04%

(in thousands)	For the six months ended June 30, 2026		For the six months ended June 30, 2025
	Payment Change	Total % of Loans Receivable	Payment Change	Total % of Loans Receivable
Real estate:
Commercial	$—	—%	$1,679	0.04%
Total	$—	—%	$1,679	0.04%
Table 4.7 presents the financial effect of loans by class that were modified due to financial difficulty during the periods indicated.

Table 4.7: Financial Effect of Loans Modified due to Financial Difficulty
For the three months ended June 30,	Modification Type	Loan Type	Financial Effect
2025	Payment Change/Deferment	Real estate: Commercial	Reduced the loan payment owed by the borrower for two months and deferred the full loan payment for one month
2026	None

For the six months ended June 30,	Modification Type	Loan Type	Financial Effect
2025	Payment Change/Deferment	Real estate: Commercial	Reduced the loan payment owed by the borrower for five months and deferred the full loan payment for one month
2026	None
Table 4.8 presents the Company’s non-accrual loans by class as of the periods indicated.

Table 4.8: Non-accrual Loans
(in thousands)	June 30, 2026	December 31, 2025
Real estate:
Commercial	$13,122	$2,666
Commercial:
Secured	228	430
Total non-accrual loans	$13,350	$3,096

No interest income was recognized on non-accrual loans in the three and six months ended June 30, 2026 or June 30, 2025. Non-accrual real estate loans did not have an allowance for credit losses as of June 30, 2026 or December 31, 2025. Non-accrual commercial loans had an immaterial allowance for credit losses as of June 30, 2026 and December 31, 2025. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $94.1 thousand and $148.5 thousand for the three and six months ended June 30, 2026, as compared to $35.6 thousand and $70.9 thousand for the three and six months ended June 30, 2025.
Allowance for Credit Losses
Table 4.9 discloses activity in the allowance for credit losses for the periods indicated.

Table 4.9: Allowance for Credit Losses
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended June 30, 2026
Real estate:
Commercial	$26,919	$—	$—	$1,452	$28,371
Commercial land and development	93	—	—	(3)	90
Commercial construction	3,982	—	—	462	4,444
Residential construction	492	—	—	41	533
Residential	421	—	—	(2)	419
Farmland	495	—	—	(27)	468
Commercial:
Secured	11,191	(1,189)	158	(566)	9,594
Unsecured	487	—	—	(1)	486
Consumer and other	2,359	(102)	79	594	2,930
Total	$46,439	$(1,291)	$237	$1,950	$47,335

Three months ended June 30, 2025
Real estate:
Commercial	$27,027	$—	$—	$765	$27,792
Commercial land and development	70	—	—	(37)	33
Commercial construction	2,227	—	—	348	2,575
Residential construction	78	—	—	(3)	75
Residential	279	—	—	55	334
Farmland	598	—	—	125	723
Commercial:
Secured	5,905	(1,516)	96	1,138	5,623
Unsecured	403	(50)	—	64	417
Consumer and other	2,637	(72)	85	(55)	2,595
Total	$39,224	$(1,638)	$181	$2,400	$40,167

Table 4.9: Allowance for Credit Losses (continued)
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Six months ended June 30, 2026
Real estate:
Commercial	$25,219	$—	$—	$3,152	$28,371
Commercial land and development	56	—	—	34	90
Commercial construction	4,050	—	—	394	4,444
Residential construction	213	—	—	320	533
Residential	362	—	—	57	419
Farmland	467	—	—	1	468
Commercial:
Secured	11,204	(1,870)	269	(9)	9,594
Unsecured	482	—	2	2	486
Consumer and other	2,356	(147)	122	599	2,930
Total	$44,409	$(2,017)	$393	$4,550	$47,335

Six months ended June 30, 2025
Real estate:
Commercial	$25,864	$—	$—	$1,928	$27,792
Commercial land and development	78	—	—	(45)	33
Commercial construction	2,268	—	—	307	2,575
Residential construction	64	—	—	11	75
Residential	270	—	—	64	334
Farmland	607	—	—	116	723
Commercial:
Secured	5,866	(2,261)	160	1,858	5,623
Unsecured	278	(50)	—	189	417
Consumer and other	2,496	(143)	120	122	2,595
Total	$37,791	$(2,454)	$280	$4,550	$40,167
Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the unaudited consolidated statements of income.

Table 4.10: Unfunded Loan Commitment Reserves
	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance at beginning of period	$772	$497	$697	$747
Provision (benefit)	300	100	375	(150)
Balance at end of period	$1,072	$597	$1,072	$597
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $2.3 billion and $2.2 billion at June 30, 2026 and December 31, 2025, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $1.5 billion and $1.3 billion at June 30,

2026 and December 31, 2025, respectively, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 6, Subordinated Notes and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Table 5.1 shows the composition of interest-bearing deposits as of June 30, 2026 and December 31, 2025.

Table 5.1: Interest-Bearing Deposits
(in thousands)	June 30, 2026	December 31, 2025
Interest-bearing transaction accounts	$500,256	$344,200
Savings accounts	147,435	139,169
Money market accounts	2,669,295	2,078,567
Time accounts, $250 or more	277,450	350,032
Other time accounts	30,541	204,579
Total interest-bearing deposits	$3,624,977	$3,116,547
Time deposits totaled $308.0 million and $554.6 million as of June 30, 2026 and December 31, 2025, respectively. Scheduled maturities of time deposits as of June 30, 2026 for the next five years are shown in Table 5.2.

Table 5.2: Scheduled Maturities of Time Deposits
(in thousands)
2026	$281,663
2027	26,165
2028	163
2029	—
2030	—
Total time deposits	$307,991
Total deposits include deposits offered through the IntraFi Network that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest-bearing transaction deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at June 30, 2026 or December 31, 2025. The composition of network deposits as of June 30, 2026 and December 31, 2025 is shown in Table 5.3.

Table 5.3: Network Deposits
(in thousands)	June 30, 2026	December 31, 2025
CDARS	$22,428	$21,488
ICS	1,088,746	957,156
Total network deposits	$1,111,174	$978,644

Table 5.4 presents interest expense recognized on interest-bearing deposits for the periods ended June 30, 2026 and 2025.

Table 5.4: Interest Expense Recognized on Interest-Bearing Deposits
	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest-bearing transaction accounts	$1,297	$1,043	$2,430	$2,155
Savings accounts	844	801	1,674	1,573
Money market accounts	19,318	13,270	35,168	25,705
Time accounts, $250 or more	2,805	3,945	5,789	7,701
Other time accounts	818	3,845	2,750	7,718
Total interest expense on interest-bearing deposits	$25,082	$22,904	$47,811	$44,852
Note 6: Subordinated Notes and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes will be used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (7.02% as of June 30, 2026) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.6 million has been amortized as of June 30, 2026. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At June 30, 2026 and December 31, 2025, the carrying value of the Company’s subordinated notes outstanding was $74.1 million and $74.0 million, respectively.
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

Table 6.1: Financing Availability with the FHLB
(in thousands)	June 30, 2026	December 31, 2025
Total financing ability from the FHLB	$1,629,065	$1,518,680
Less: outstanding borrowings	—	—
Less: LCs pledged to secure State of California deposits	272,500	312,500
Less: LCs pledged to secure local agency deposits	1,025,000	575,000
Total LCs issued	1,297,500	887,500
Available borrowing capacity with the FHLB	$331,565	$631,180
As of June 30, 2026 and December 31, 2025, the Company had the ability to borrow from the Federal Reserve Discount Window. The borrowings were available at an interest rate of 3.75% as of June 30, 2026. At June 30, 2026 and December 31, 2025, the borrowing capacity under this arrangement was $1.1 billion and $957.4 million, respectively.
There were no amounts outstanding at June 30, 2026 or December 31, 2025. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.
At June 30, 2026 and December 31, 2025, the Company had five unsecured federal funds lines of credit totaling $185.0 million with five of its correspondent banks. The borrowings were available at interest rates ranging from 3.75% to 4.95% as of June 30, 2026. There were no amounts outstanding at June 30, 2026 or December 31, 2025.
Note 7: Shareholders’ Equity
(a) Earnings per Share (“EPS”)
Basic EPS is net income divided by the weighted average number of common shares outstanding during the period less average unvested restricted stock awards (“RSAs”). Diluted EPS includes the dilutive effect of additional potential common shares related to unvested RSAs and unvested performance-based restricted stock awards (“PSUs”) using the treasury stock method. The Company has two forms of outstanding common stock: common stock and unvested RSAs. Holders of unvested RSAs receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings, and therefore the RSAs are considered participating securities. However, under the two-class method, the difference in EPS is not significant for these participating securities. PSUs represent the right to receive shares of common stock upon the achievement of specified performance conditions over a defined performance period. Unlike RSAs, PSUs do not carry voting rights or dividend rights prior to vesting, and the number of shares ultimately issued may range from zero to a maximum payout factor depending on the level of performance achieved relative to pre-established targets. PSUs are included in the diluted EPS calculation using the treasury stock method only to the extent the applicable performance conditions have been met or are considered probable of being met as of the end of the reporting period.

Table 7.1: EPS
	Three months ended		Six months ended
(in thousands, except share and per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$19,399	$14,508	$38,020	$27,619

Basic weighted average common shares outstanding	21,273,902	21,225,831	21,263,551	21,217,900
Add: Dilutive effects of assumed vesting of restricted and performance-based stock	65,001	43,434	68,178	43,570
Total dilutive weighted average common shares outstanding	21,338,903	21,269,265	21,331,729	21,261,470
Earnings per common share:
Basic EPS	$0.91	$0.68	$1.79	$1.30
Diluted EPS	$0.91	$0.68	$1.78	$1.30
The Company did not have any anti-dilutive shares at June 30, 2026 or June 30, 2025.
(b) Dividends
The board of directors declared on April 16, 2026, and the Company subsequently paid, a cash dividend of $0.25 per share, totaling $5.3 million.
(c) Stock-Based Incentive Arrangement
The Company’s stock-based compensation consists of RSAs granted under its historical stock-based incentive arrangement (the “Historical Incentive Plan”) and RSAs and PSUs issued under the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”).
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
In connection with its IPO in May 2021, the Company granted RSAs under the Equity Incentive Plan to certain employees, officers, executives, and non-employee directors. Shares granted to non-employee directors vested immediately upon grant, while shares granted to certain employees, officers, and executives vest ratably over three, five, or seven years (as defined in the respective agreements). Since the completion of the IPO, the Company has granted RSAs under the Equity Incentive Plan to certain officers and executives, which vest ratably over three or five years (as defined in the respective agreements), and to directors, which vest over one year. All RSAs were granted at the fair value of common stock at the time of the award. The RSAs are considered fixed awards, as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the service period.
Beginning in 2025, the Company has granted PSUs under the Equity Incentive Plan to certain executives. Performance is measured over a three-year period and such PSUs cliff vest. Based on the achievement of certain pre-established goals, actual payouts can range from 0% to 150% of the target award. All PSUs were granted at the fair value of common stock at the time of the award. As such, the PSUs are considered variable awards, as the number of shares and fair value are not known at the date of grant. An estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly, and total compensation expense is adjusted for any change in the current period. The estimate of the number of shares expected to vest is also used to accrue for dividends to be paid at the end of the vesting period. As of June 30, 2026, there were 1,277,489 shares available for future grant under the Equity Incentive Plan; this figure reflects shares reserved for RSA grants and shares reserved for outstanding PSU awards at target performance. The actual number of shares to be issued in connection with outstanding PSU awards remains variable and is contingent upon the achievement of the applicable performance conditions at the end of the performance period, and therefore the shares ultimately issued may differ from the target amounts reflected herein.
The Company recognized $0.5 million and $0.4 million of non-cash stock compensation expense for the three months ended June 30, 2026 and June 30, 2025, respectively. The Company recognized $0.9 million and $0.6 million of non-cash stock compensation expense for the six months ended June 30, 2026 and June 30, 2025, respectively.
As of June 30, 2026, there was approximately $3.1 million of unrecognized compensation expense related to the 120,761 unvested RSAs. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits and related expense are expected to be recognized over the weighted average term remaining on the unvested RSAs of 1.74 years as of June 30, 2026. The impact of tax benefits for dividends paid on unvested RSAs on the Company’s unaudited consolidated statements of income for the three and six months ended June 30, 2026 and June 30, 2025 was immaterial.
Table 7.2 summarizes activity related to restricted shares for the periods indicated.

Table 7.2: Unvested RSA Activity
	For the three months ended June 30,				For the six months ended June 30,
	2026		2025		2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	116,103	$24.89	111,786	$22.08	124,747	$23.25	120,577	$21.36
Shares granted	26,711	42.00	31,756	27.55	35,477	41.38	42,241	28.38
Shares vested	(22,053)	22.72	(14,094)	20.00	(39,463)	22.39	(33,037)	21.33
Shares forfeited	—	—	—	—	—	—	(333)	21.97
End of the period balance	120,761	$29.07	129,448	$23.65	120,761	$29.07	129,448	$23.65

As of June 30, 2026, there was approximately $1.4 million of unrecognized compensation expense related to the 48,900 unvested PSUs (at target).
Table 7.3 summarizes information about unvested PSUs. The weighted average grant date fair value is based on the fair value at the time of grant. The vesting of PSUs is subject to achievement of specified performance targets and continued employment.

Table 7.3: Unvested PSU Activity
	For the three months ended June 30,				For the six months ended June 30,
	2026		2025		2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	23,110	$31.15	—	$—	23,110	$31.15	—	$—
Shares granted	25,790	42.00	—	—	25,790	42.00	—	—
End of the period balance	48,900	$36.87	—	$—	48,900	$36.87	—	$—
Table 7.3 shows the target number of PSUs awarded. Vesting of the PSUs is based on achievement of the Company’s three-year average return on average assets for the performance period relative to a peer group of publicly traded banks and bank holding companies utilizing the S&P Global Broad Market Index - Western Region. If the Company’s performance is at the 60th percentile, 70th percentile, and 80th percentile or higher, the recipients are entitled to receive 50%, 100%, and 150% of their target award grant, respectively.
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

Table 8.1: Unfunded Loan Commitments and Standby Letters of Credit
(in thousands)	June 30, 2026	December 31, 2025
Commercial lines of credit	$338,497	$287,988
Agricultural lines of credit	143,875	94,559
Undisbursed commercial real estate loans	131,867	82,420
Undisbursed construction loans	99,370	26,236
Undisbursed residential real estate loans	7,138	5,965
Undisbursed agricultural real estate loans	4,320	4,470
Other	1,607	1,627
Total commitments and standby letters of credit	$726,674	$503,265

The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million as of June 30, 2026 and $0.7 million as of December 31, 2025, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in Northern California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 85.08% of the Company’s loan portfolio at June 30, 2026 and 86.07% of the Company’s loan portfolio at December 31, 2025. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At June 30, 2026, the Company had 157 deposit relationships that exceeded $5.0 million each, totaling $3.1 billion, or approximately 63.88% of total deposits. The Company’s largest single deposit relationship at June 30, 2026 totaled $340.1 million, or approximately 7.09% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled approximately $40.0 million and $27.4 million at June 30, 2026 and December 31, 2025, respectively.
Equity investments: The Company is a limited partner and has committed to and is invested in a limited number of venture-backed capital funds. As of June 30, 2026 and December 31, 2025, the balance of these investments totaled approximately $15.2 million and $12.1 million, respectively. As of June 30, 2026 and December 31, 2025, the estimated remaining commitment for these funds totaled $10.3 million and $13.7 million, respectively.
Litigation Matters
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.
Note 9: Subsequent Events
On July 16, 2026, the board of directors of the Company declared a cash dividend of $0.25 per common share, which the Company expects to pay on August 10, 2026 to shareholders of record as of August 3, 2026.
On July 22, 2026, the Company entered into an underwriting agreement with Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named in Schedule I thereto (the “Underwriters”), to issue and sell up to 3,133,750 shares of common stock, including up to 408,750 shares that could be purchased by the Underwriters pursuant to a 30-day option granted to the Underwriters by the Company, at a public offering price of $44.00 per share (the “2026 Public Offering”). On July 24, 2026, the Company closed the 2026 Public Offering and issued 2,725,000 shares of its common stock, and on July 27, 2026, the Company issued an additional 408,750 shares of its common stock to the Underwriters, pursuant to the Underwriters’ full exercise of their option to purchase additional shares. When combined with the shares sold in the closing that occurred on July 24, 2026, the Company sold an aggregate of 3,133,750 shares of its common stock at a public offering price of $44.00 per share. The net proceeds to the Company, after deducting underwriting discounts, commissions, and estimated offering expenses of approximately $0.8 million, were approximately $129.9 million.
The Company has a shelf registration statement on file with the SEC registering $300.0 million for any combination of equity or debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, and units in one or more offerings. Specific information on any of the terms of any securities being offered, including the expected use of proceeds from the sale of such securities, is provided at the time of the offering. The 2026 Public Offering used $137.9 million of the securities registered under the Company’s shelf registration statement on file with the SEC.

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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phrases of similar meaning. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
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
•our ability to implement, maintain, and improve an effective risk management framework, disclosure controls and procedures, and internal controls over financial reporting;
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
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2025 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in California through nine branch offices, with a tenth branch opening in Lodi in July 2026. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At June 30, 2026, we had total assets of $5.4 billion, total loans held for investment of $4.5 billion, and total deposits of $4.8 billion.
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
Allowance for Credit Losses
The allowance for credit losses represents the estimated expected credit losses in our loan and investment portfolios and is estimated as of June 30, 2026 using Current Expected Credit Loss (“CECL”). The allowance for credit losses is established through a provision for credit losses charged to operations. Loans and investments are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses.
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

Executive Summary
Net income for the three and six months ended June 30, 2026 totaled $19.4 million and $38.0 million, respectively, as compared to net income of $14.5 million and $27.6 million for the three and six months ended June 30, 2025, respectively.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Deposits. Total deposits increased by $598.3 million, or 14.24%, from $4.2 billion at December 31, 2025 to $4.8 billion at June 30, 2026. Non-wholesale deposits increased by $813.3 million in the first six months of 2026 to $4.5 billion at June 30, 2026. Wholesale deposits, which the Company defines as brokered deposits and California Time Deposit Program deposits, decreased by $215.0 million in the first six months of 2026 to $250.0 million. Non-interest-bearing deposits increased by $89.9 million in the first six months of 2026 to $1.2 billion, and represented 24.47% of total deposits at June 30, 2026, as compared to 25.82% of total deposits at December 31, 2025. Our loan to deposit ratio was 94.17% at June 30, 2026, as compared to 97.00% at December 31, 2025.
•Assets. Total assets were $5.4 billion at June 30, 2026, representing a $622.2 million, or 13.09%, increase compared to $4.8 billion at December 31, 2025.
•Loans. Total loans held for investment were $4.5 billion at June 30, 2026, as compared to $4.1 billion at December 31, 2025, an increase of $444.8 million, or 10.91%. The increase was a result of $1.0 billion in loan originations and advances, partially offset by $162.1 million and $421.9 million in loan payoffs and paydowns, respectively.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $13.4 million, or 0.30% of total loans held for investment at June 30, 2026, as compared to $3.1 million, or 0.08% of total loans held for investment at December 31, 2025. This increase was due to a $10.3 million, or 331.20% increase in nonperforming loans due to one Community Reinvestment Act loan that was placed on non-accrual status during the period. The balance of the loan is $11.4 million as of June 30, 2026, and it was originally downgraded to substandard in 2025. This was partially offset by improvements across the remainder of the nonperforming loan portfolio. The ratio of the allowance for credit losses to total loans held for investment was 1.05% at June 30, 2026 and 1.09% at December 31, 2025.
•Net Interest Margin. Net interest margin was 3.63% and 3.66%, respectively, for the three and six months ended June 30, 2026, and 3.53% and 3.49%, respectively, for the three and six months ended June 30, 2025. The increase in net interest margin for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is driven by balance sheet growth and a favorable shift in funding mix, which more than offset pressure from declining federal funds rates over the periods.
•Efficiency Ratio. Efficiency ratio was 40.91% for the three months ended June 30, 2026, down from 41.03% for the corresponding period of 2025, mainly due to a $9.6 million, or 26.20%, increase in net interest income during the same period, partially offset by a $3.9 million, or 24.74%, increase in non-interest expense. Additionally, efficiency ratio was 39.77% for the six months ended June 30, 2026, down from 41.77% for the corresponding period of 2025, mainly due to a $19.0 million, or 27.02%, increase in net interest income.
•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of June 30, 2026. The total risk-based capital ratio for the Company was 12.50% at June 30, 2026, as compared to 13.33% at December 31, 2025. The Tier 1 leverage ratio was 9.21% at June 30, 2026, as compared to 9.70% at December 31, 2025. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.25 per share on April 16, 2026.

Highlights of our financial results are presented in the following tables:

Table 1: Highlights of Financial Results
(dollars in thousands)	June 30, 2026	December 31, 2025
Selected financial condition data:
Total assets	$5,377,062	$4,754,861
Total loans held for investment	4,519,681	4,074,929
Total deposits	4,799,383	4,201,084
Total subordinated notes, net	74,114	74,041
Total shareholders’ equity	473,771	445,832
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.05%	1.09%
Allowance for credit losses to nonperforming loans	354.57%	1,434.40%
Nonperforming loans to total loans held for investment	0.30%	0.08%
Capital ratios:
Total capital (to risk-weighted assets)	12.50%	13.33%
Tier 1 capital (to risk-weighted assets)	9.97%	10.58%
Common equity Tier 1 capital (to risk-weighted assets)	9.97%	10.58%
Tier 1 leverage	9.21%	9.70%
Total shareholders’ equity to total assets	8.81%	9.38%
Tangible shareholders’ equity to tangible assets[1]	8.81%	9.38%

Table 2: Highlights of Financial Results (continued)
	For the three months ended		For the six months ended
(dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Selected operating data:
Net interest income	$46,083	$36,515	$89,540	$70,492
Provision for credit losses	2,250	2,500	4,925	4,400
Non-interest income	1,872	1,810	3,515	3,169
Non-interest expense	19,616	15,726	37,010	30,771
Net income	19,399	14,508	38,020	27,619

Per common share data:
Earnings per common share:
Basic	$0.91	$0.68	$1.79	$1.30
Diluted	$0.91	$0.68	$1.78	$1.30
Book value per share	$22.14	$19.51	$22.14	$19.51
Tangible book value per share[2]	$22.14	$19.51	$22.14	$19.51

Performance and other financial ratios:
Return on Average Assets, annualized (“ROAA”)	1.49%	1.37%	1.52%	1.33%
Return on Average Equity, annualized (“ROAE”)	16.67%	14.17%	16.70%	13.73%
Net interest margin	3.63%	3.53%	3.66%	3.49%
Total cost of funds[3]	2.23%	2.53%	2.22%	2.55%
Efficiency ratio	40.91%	41.03%	39.77%	41.77%
Cash dividend payout ratio on common stock[4]	27.47%	29.41%	27.93%	30.77%

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

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.
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
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Net interest income increased by $9.6 million, or 26.20%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and our net interest margin increased by 10 basis points during the same period. The increase in net interest income is primarily due to an increase in interest income driven by loan growth and higher interest-earning deposits in banks, partially offset by an increase in interest expense driven by deposit growth, though moderated by a decrease in the average cost of deposits. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 3 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 3: Average Balances, Interest, and Yield/Rate
	For the three months ended June 30, 2026			For the three months ended June 30, 2025
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$677,149	$6,253	3.70%	$361,866	$3,987	4.42%
Investment securities[1,2]	93,553	509	2.18%	97,886	577	2.37%
Loans held for investment and sale[1,3]	4,328,304	65,565	6.08%	3,691,616	56,016	6.09%
Total interest-earning assets[1]	5,099,006	72,327	5.69%	4,151,368	60,580	5.85%
Interest receivable and other assets, net[4]	123,354			101,632
Total assets	$5,222,360			$4,253,000
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$389,136	$1,297	1.34%	$283,369	$1,043	1.48%
Savings accounts[1]	143,818	844	2.35%	121,692	801	2.64%
Money market accounts[1]	2,556,482	19,318	3.03%	1,647,628	13,270	3.23%
Time accounts[1]	396,923	3,623	3.66%	726,295	7,790	4.30%
Subordinated notes and other borrowings[1]	74,091	1,162	6.29%	73,967	1,161	6.30%
Total interest-bearing liabilities	3,560,450	26,244	2.96%	2,852,951	24,065	3.38%
Demand accounts	1,163,991			957,034
Interest payable and other liabilities	31,140			32,406
Shareholders’ equity	466,779			410,609
Total liabilities and shareholders’ equity	$5,222,360			$4,253,000
Net interest spread[5]			2.73%			2.47%
Net interest income/margin[6]		$46,083	3.63%		$36,515	3.53%
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

Table 4: Interest Income and Expense Change Analysis
	For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$2,912	$(646)	$2,266
Investment securities	(24)	(44)	(68)
Loans held for investment and sale	9,644	(95)	9,549
Total interest-earning assets	12,532	(785)	11,747
Interest-bearing transaction accounts	353	(99)	254
Savings accounts	130	(87)	43
Money market accounts	6,867	(819)	6,048
Time accounts	(3,008)	(1,159)	(4,167)
Subordinated notes and other borrowings	3	(2)	1
Total interest-bearing liabilities	4,345	(2,166)	2,179
Changes in net interest income/margin	$8,187	$1,381	$9,568
As compared to the three months ended June 30, 2025, net interest income during the three months ended June 30, 2026 increased by $9.6 million, or 26.20%, to $46.1 million from $36.5 million. Net interest margin totaled 3.63% for the three months ended June 30, 2026, an increase of 10 basis points compared to the same quarter of the prior year. The improvement was driven by balance sheet growth and a favorable shift in funding mix, which more than offset pressure from declining federal funds rates over the same period. The increase in net interest income is primarily attributable to an $11.7 million increase in interest income, mainly due to a $636.7 million, or 17.25%, increase in the average balance of loans and a $315.3 million, or 87.13%, increase in the average balance of interest-earning deposits in banks (deposits placed with other financial institutions to earn interest). This increase in interest income was partially offset by a $2.2 million increase in interest expense, stemming from a $914.3 million, or 24.47%, increase in the average balance of deposits during the three months ended June 30, 2026, moderated by a 30 basis point decrease in average cost of deposits compared to the same quarter of the prior year. Further supporting the decreasing average cost of deposits, the average balance of non-interest-bearing deposits increased by $207.0 million, or 21.62%, compared to the same period of the prior year.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Net interest income increased by $19.0 million, or 27.02%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, and our net interest margin increased by 17 basis points when compared to the same period in 2025. The increase in net interest income is primarily attributable to an increase in interest income driven by loan growth, partially offset by an increase in interest expense driven by deposit growth. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 5 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 5: Average Balances, Interest, and Yield/Rate
(dollars in thousands)	For the six months ended June 30, 2026			For the six months ended June 30, 2025
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$595,184	$10,940	3.71%	$345,310	$7,562	4.42%
Investment securities[1,2]	95,161	1,053	2.23%	99,173	1,158	2.35%
Loans held for investment and sale[1,3]	4,239,866	127,681	6.07%	3,630,146	108,947	6.05%
Total interest-earning assets[1]	4,930,211	139,674	5.71%	4,074,629	117,667	5.82%
Interest receivable and other assets, net[4]	121,173			97,610
Total assets	$5,051,384			$4,172,239
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$366,525	$2,430	1.34%	$293,539	$2,155	1.48%
Savings accounts[1]	140,987	1,674	2.39%	122,641	1,573	2.59%
Money market accounts[1]	2,371,940	35,168	2.99%	1,594,548	25,705	3.25%
Time accounts[1]	463,606	8,539	3.71%	716,466	15,419	4.34%
Subordinated notes and other borrowings[1]	74,082	2,323	6.32%	73,938	2,323	6.34%
Total interest-bearing liabilities	3,417,140	50,134	2.96%	2,801,132	47,175	3.40%
Demand accounts	1,143,142			934,121
Interest payable and other liabilities	31,935			31,403
Shareholders’ equity	459,167			405,583
Total liabilities and shareholders’ equity	$5,051,384			$4,172,239
Net interest spread[5]			2.75%			2.42%
Net interest income/margin[6]		$89,540	3.66%		$70,492	3.49%
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

Table 6: Interest Income and Expense Change Analysis
(In thousands)	For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$4,593	$(1,215)	$3,378
Investment securities	(44)	(61)	(105)
Loans held for investment and sale	18,361	373	18,734
Total interest-earning assets	22,910	(903)	22,007
Interest-bearing transaction accounts	484	(209)	275
Savings accounts	218	(117)	101
Money market accounts	11,525	(2,062)	9,463
Time accounts	(4,657)	(2,223)	(6,880)
Subordinated notes and other borrowings	5	(5)	—
Total interest-bearing liabilities	7,575	(4,616)	2,959
Changes in net interest income/margin	$15,335	$3,713	$19,048
As compared to the six months ended June 30, 2025, net interest income during the six months ended June 30, 2026 increased by $19.0 million, or 27.02%, to $89.5 million from $70.5 million. Net interest margin totaled 3.66% for the six months ended June 30, 2026, an increase of 17 basis points compared to the same period of the prior year. The improvement was driven by balance sheet growth and a favorable shift in funding mix, which more than offset pressure from declining federal funds rates over the same period. The increase in net interest income is primarily attributable to a $22.0 million increase in interest income, mainly due to a $609.7 million, or 16.80%, increase in the average balance of loans and a $249.9 million, or 72.36%, increase in the average balance of interest-earning deposits in banks. This increase in interest income was partially offset by a $3.0 million increase in interest expense, stemming from a $615.9 million, or 22.58%, increase in the average balance of interest-bearing deposits during the six months ended June 30, 2026, moderated by a 44 basis point decrease in the cost of interest-bearing deposits compared to the same period of the prior year. Further supporting the decreasing average cost of funds, the average balance of non-interest-bearing deposits increased by $209.0 million, or 22.38%, compared to the same period of the prior year.
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
Three months ended June 30, 2026 compared to three months ended June 30, 2025
We recorded a $2.3 million provision for credit losses in the second quarter of 2026, compared to a $2.5 million provision for credit losses for the same period of 2025. The decrease in the provision for credit losses in the second quarter of 2026 is mainly due to lower net charge-offs in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Six months ended June 30, 2026 compared to six months ended June 30, 2025
We recorded a $4.9 million provision for credit losses in the first six months of 2026, as compared to a $4.4 million provision for credit losses for the same period of 2025. The increase in the provision for credit losses recorded during the first six months of 2026 is mainly due to increases in loan growth and an overall increase in loss rates, partially offset by lower charge-offs.
Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Table 7 details the components of non-interest income for the periods indicated.

Table 7: Non-interest Income
	For the three months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Service charges on deposit accounts	$122	$196	$(74)	(37.76)%
Gain on sale of loans	—	119	(119)	(100.00)%
Loan-related fees	679	468	211	45.09%
FHLB stock dividends	191	325	(134)	(41.23)%
Earnings on BOLI	265	220	45	20.45%
Other	615	482	133	27.59%
Total non-interest income	$1,872	$1,810	$62	3.43%
Gain on sale of loans. The decrease related to an overall decline in the volume of SBA loans sold due to a strategic, intentional reduction in originations of loans held for sale. During the three months ended June 30, 2026, no SBA loans were sold, as compared to approximately $1.6 million of loans sold with an effective yield of 7.60% during the three months ended June 30, 2025.
Loan-related fees. The increase resulted primarily from an increase of $0.1 million in loan referral income, combined with an increase of $0.1 million in fees from swap referrals during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.
FHLB stock dividends. The decrease related primarily to the FHLB’s transition to a tier-based dividend structure, which lowered the Bank’s effective dividend rate received.
Other. The increase related primarily to an overall improvement in earnings related to investments in venture-backed funds during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Six months ended June 30, 2026 compared to six months ended June 30, 2025
Table 8 details the components of non-interest income for the periods indicated.

Table 8: Non-interest Income
	For the six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Service charges on deposit accounts	$257	$411	$(154)	(37.47)%
Gain on sale of loans	—	244	(244)	(100.00)%
Loan-related fees	1,944	916	1,028	112.23%
FHLB stock dividends	953	656	297	45.27%
Earnings on BOLI	490	381	109	28.61%
Other	(129)	561	(690)	(122.99)%
Total non-interest income	$3,515	$3,169	$346	10.92%
Service charges on deposit accounts. The decrease related primarily to a $0.2 million decrease in service charges assessed on analyzed deposit accounts.
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of SBA loans sold due to a strategic, intentional reduction in originations of loans held for sale. During the six months ended June 30, 2026, no SBA loans were sold, as compared to approximately $3.3 million of SBA loans sold with an effective yield of 7.41% during the six months ended June 30, 2025.
Loan-related fees. The increase related primarily to a $0.9 million increase in fees from swap referrals and a $0.1 million increase in loan referral income.
FHLB stock dividends. The increase related primarily to a $0.4 million special cash dividend from the FHLB during the six months ended June 30, 2026, partially offset by a decrease in dividends related to the FHLB’s transition to a tier-based dividend structure, which lowered the Bank’s effective dividend rate received.
Earnings on BOLI. The increase related primarily to an increase in BOLI balances between June 30, 2025 and June 30, 2026 due to the addition of a new policy.
Other. The decrease related primarily to an overall loss in earnings related to equity investments in venture-backed funds during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
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

Three months ended June 30, 2026 compared to three months ended June 30, 2025
Table 9 details the components of non-interest expense for the periods indicated.

Table 9: Non-interest Expense
	For the three months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Salaries and employee benefits	$11,421	$8,910	$2,511	28.18%
Occupancy and equipment	873	657	216	32.88%
Data processing and software	1,709	1,508	201	13.33%
FDIC insurance	585	470	115	24.47%
Professional services	952	918	34	3.70%
Advertising and promotional	959	865	94	10.87%
Loan-related expenses	304	423	(119)	(28.13)%
Other operating expenses	2,813	1,975	838	42.43%
Total non-interest expense	$19,616	$15,726	$3,890	24.74%
Salaries and employee benefits. The increase related primarily to: (i) a $2.8 million increase in salaries, benefits, and bonus expense, mainly related to a 13.30% increase in headcount between June 30, 2025 and June 30, 2026; and (ii) a $0.7 million increase in commissions primarily due to higher loan originations period-over-period. This increase was partially offset by a $0.9 million increase in deferred loan origination costs due to higher loan originations period-over-period.
Occupancy and equipment. The increase was primarily due to expenses for the Walnut Creek branch office and Newport Beach non-depository office during the three months ended June 30, 2026, which did not exist for the three months ended June 30, 2025.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
FDIC insurance. The increase was primarily due to a $916.2 million increase in the assessment base period-over-period.
Loan-related expenses. The decrease related primarily to lower inspection and legal expenses. Although loan originations were higher period-over-period, a greater mix of purchased loans and large credit relationships reduced per-unit inspection costs, and inspection activity was delayed relative to the prior period.
Other operating expenses. The increase related primarily to: (i) a $0.3 million increase in employee-related expenses such as travel and professional association memberships; (ii) a $0.2 million increase in bank charges; (iii) a $0.1 million increase in operational losses; (iv) a $0.1 million increase in IntraFi Network fees resulting from an overall increase in balances carried in the network; and (v) a $0.1 million increase in armored car and courier services.

Six months ended June 30, 2026 compared to six months ended June 30, 2025
Table 10 details the components of non-interest expense for the periods indicated.

Table 10: Non-interest Expense
	For the six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Salaries and employee benefits	$22,851	$18,044	$4,807	26.64%
Occupancy and equipment	1,702	1,294	408	31.53%
Data processing and software	3,260	2,965	295	9.95%
FDIC insurance	1,130	925	205	22.16%
Professional services	1,878	1,831	47	2.57%
Advertising and promotional	1,703	1,387	316	22.78%
Loan-related expenses	551	742	(191)	(25.74)%
Other operating expenses	3,935	3,583	352	9.82%
Total non-interest expense	$37,010	$30,771	$6,239	20.28%
Salaries and employee benefits. The increase was primarily a result of: (i) a $5.1 million increase in salaries, benefits, and bonus expense, mainly related to a 13.30% increase in headcount between June 30, 2025 and June 30, 2026; and (ii) a $1.2 million increase in commissions primarily due to higher loan originations period-over-period. This increase was partially offset by a $1.5 million increase in deferred loan origination costs due to greater loan originations period-over-period.
Occupancy and equipment. The increase was primarily due to expenses for the Walnut Creek branch office and Newport Beach non-depository office during the six months ended June 30, 2026, which did not exist for the six months ended June 30, 2025. The increase was also related to an increase in expense for the San Francisco branch office due to an expansion project.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; and (iii) an increased number of licenses required for new users on our loan origination and documentation system.
FDIC insurance. The increase was primarily due to a $916.2 million increase in the assessment base period-over-period.
Advertising and promotional. The increase was primarily due to additional expenses incurred to support the expansion of the Bank’s business development teams, including $0.2 million related to business development expenses and $0.1 million related to advertising and marketing expenses.
Loan-related expenses. The decrease was primarily related to a $0.1 million decrease in loan legal fees, combined with individually immaterial decreases in other expenses including credit report costs, inspection costs, and environmental report costs.
Other operating expenses. The increase was primarily due to: (i) a $0.5 million increase in employee-related expenses such as travel; (ii) a $0.3 million increase in administrative charges, including bank charges; (iii) a $0.2 million increase in IntraFi Network fees resulting from an overall increase in balances carried in the network; (iv) a $0.2 million increase in armored car and courier services; and (v) a $0.1 million increase in operational losses, partially offset by the release of a $1.0 million loss contingency on an SBA loan during the six months ended June 30, 2026. No such release occurred during the six months ended June 30, 2025.
Provision for Income Taxes
Three months ended June 30, 2026 compared to three months ended June 30, 2025
The provision for income taxes was $6.7 million for the three months ended June 30, 2026, a $1.1 million increase from the three months ended June 30, 2025. This increase was primarily driven by an increase in taxable income, partially offset by a $0.2 million benefit recorded during the three months ended June 30, 2026 related to the purchase of transferable tax credits that did not occur during the three months ended June 30, 2025. The effective tax rates were 25.64% and 27.82% for the three months ended June 30, 2026 and June 30, 2025, respectively.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
The provision for income taxes was $13.1 million for the six months ended June 30, 2026, as compared to $10.9 million for the six months ended June 30, 2025. The increase was primarily due to an overall increase in taxable income period-over-period. This increase was partially offset by a $0.5 million benefit recorded during the six months ended June 30, 2026 related to the purchase of transferable tax credits that did not occur during the six months ended June 30, 2025, as well as a net $0.2 million reduction to the provision recorded during the six months ended June 30, 2025. This adjustment related to a tax law change for the state of California effective as of June 30, 2025, which required a transition from a three-factor apportionment formula to a single-sales-factor formula for determining state income tax. As such, the Company recorded a net benefit of approximately $0.9 million relating to the current year provision, which was partially offset by a $0.7 million expense relating to the remeasurement of the deferred tax assets and liabilities as of June 30, 2025. No such adjustment was recorded during the six months ended June 30, 2026. The effective tax rates for the six months ended June 30, 2026 and 2025 were 25.63% and 28.24%, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of June 30, 2026 to our financial condition as of December 31, 2025. Table 11 summarizes selected components of our unaudited consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Table 11: Selected Components of Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	June 30, 2026	December 31, 2025
Total assets	$5,377,062	$4,754,861
Cash and cash equivalents	685,074	506,851
Total investments	92,719	96,889
Loans held for investment	4,519,681	4,074,929
Total deposits	4,799,383	4,201,084
Subordinated notes, net	74,114	74,041
Total shareholders’ equity	473,771	445,832
Total Assets
At June 30, 2026, total assets were $5.4 billion, an increase of $622.2 million from $4.8 billion at December 31, 2025. The increase was primarily comprised of a $444.8 million increase in total loans held for investment and a $178.2 million increase in cash and cash equivalents. The $444.8 million increase in total loans held for investment between December 31, 2025 and June 30, 2026 was a result of $1.0 billion in loan originations and advances, partially offset by $162.1 million and $421.9 million in loan payoffs and paydowns, respectively. The $444.8 million increase in total loans held for investment included $145.0 million in purchased loans within the consumer section of the loan portfolio.
Cash and Cash Equivalents
Total cash and cash equivalents were $685.1 million at June 30, 2026, an increase of $178.2 million from $506.9 million at December 31, 2025. The increase in cash and cash equivalents was primarily due to the net increase in cash inflows from growth in total deposits of $598.3 million and cash outflows from growth in total loans held for investment of $444.8 million.
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
Our total securities available-for-sale and held-to-maturity amounted to $92.7 million at June 30, 2026 and $96.9 million at December 31, 2025, representing a decrease of $4.2 million during the same period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $3.6 million, and an unrealized loss on securities of $0.2 million, with the remainder of the change due to amortization of premiums. For the six months ended June 30, 2026, other comprehensive loss was $0.3 million, primarily due to market conditions on securities during that period.
Table 12 presents the carrying value of our investment portfolio as of the dates indicated.

Table 12: Carrying Value of Investment Securities
	As of
	June 30, 2026		December 31, 2025
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agency securities	$6,551	7.07%	$7,361	7.60%
Mortgage-backed securities	45,231	48.78%	48,186	49.73%
Obligations of states and political subdivisions	36,617	39.49%	36,964	38.15%
Collateralized mortgage obligations	203	0.22%	231	0.24%
Corporate bonds	1,982	2.14%	1,957	2.02%
Total available-for-sale	90,584	97.70%	94,699	97.74%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	2,135	2.30%	2,190	2.26%
Total	$92,719	100.00%	$96,889	100.00%

Table 13 presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of the dates shown.

Table 13: Stated Maturities and Weighted Average Yields - Investment Securities
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
June 30, 2026
Available-for-sale:
U.S. government agency securities	$90	1.97%	$429	4.83%	$262	2.02%	$5,770	4.98%	$6,551	4.81%
Mortgage-backed securities	—	—%	—	—%	9,932	1.36%	35,299	1.89%	45,231	1.77%
Obligations of states and political subdivisions	—	—%	2,392	1.37%	14,609	1.70%	19,616	1.68%	36,617	1.67%
Collateralized mortgage obligations	—	—%	—	—%	203	1.76%	—	—%	203	1.76%
Corporate bonds	1,982	1.25%	—	—%	—	—%	—	—%	1,982	1.25%
Total available-for-sale	2,072	1.28%	2,821	1.90%	25,006	1.56%	60,685	2.11%	90,584	1.94%
Held-to-maturity:
Obligations of states and political subdivisions	165	6.00%	840	6.00%	1,130	6.00%	—	—%	2,135	6.00%
Total	$2,237	1.63%	$3,661	2.84%	$26,136	1.76%	$60,685	2.11%	$92,719	2.03%

December 31, 2025
Available-for-sale:
U.S. government agency securities	$198	2.00%	$619	5.27%	$298	2.01%	$6,246	5.58%	$7,361	5.31%
Mortgage-backed securities	—	—%	—	—%	4,677	1.33%	43,509	1.79%	48,186	1.75%
Obligations of states and political subdivisions	—	—%	1,196	1.26%	12,385	1.64%	23,383	1.70%	36,964	1.67%
Collateralized mortgage obligations	—	—%	—	—%	231	1.76%	—	—%	231	1.76%
Corporate bonds	1,957	1.25%	—	—%	—	—%	—	—%	1,957	1.25%
Total available-for-sale	2,155	1.32%	1,815	2.63%	17,591	1.57%	73,138	2.09%	94,699	1.98%
Held-to-maturity:
Obligations of states and political subdivisions	170	6.00%	865	6.00%	1,155	6.00%	—	—%	2,190	6.00%
Total	$2,325	1.66%	$2,680	3.72%	$18,746	1.84%	$73,138	2.09%	$96,889	2.07%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of June 30, 2026 and December 31, 2025, our total loans amounted to $4.5 billion and $4.1 billion, respectively. Table 14 presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

Table 14: Loans Outstanding
	As of
	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$3,597,173	79.56%	$3,305,713	81.08%
Commercial land and development	2,507	0.06%	1,352	0.03%
Commercial construction	124,053	2.74%	96,760	2.37%
Residential construction	21,809	0.48%	8,389	0.21%
Residential	41,874	0.93%	37,566	0.92%
Farmland	59,900	1.32%	59,606	1.46%
Commercial:
Secured	258,736	5.72%	251,736	6.17%
Unsecured	41,263	0.91%	40,422	0.99%
Consumer and other	374,614	8.28%	275,475	6.77%
Loans held for investment, gross	4,521,929	100.00%	4,077,019	100.00%

Loans held for sale:
Commercial	—	—%	—	—%
Total loans, gross	4,521,929	100.00%	4,077,019	100.00%
Net deferred loan fees	(2,248)		(2,090)
Total loans	$4,519,681		$4,074,929
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

Table 15: Commercial Real Estate Loans
(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
June 30, 2026
Manufactured home community	$1,081,062	30.05%	$1,923,792	15.99%	75.28%
RV Park	443,429	12.33%	814,152	17.40%	72.96%
Retail	327,576	9.11%	713,667	6.15%	73.58%
Multifamily	309,720	8.61%	715,862	6.58%	78.83%
Office	285,786	7.94%	619,202	4.41%	74.82%
Industrial	246,142	6.84%	590,270	2.04%	75.00%
Mini storage	206,823	5.75%	416,300	9.54%	70.00%
Faith-based	196,160	5.45%	530,621	3.44%	74.33%
All other types[1]	500,475	13.92%	1,076,019	1.90%	120.01%
Total[2]	$3,597,173	100.00%	$7,399,885

December 31, 2025
Manufactured home community	$1,025,386	31.02%	$1,820,597	16.16%	73.59%
RV Park	412,955	12.49%	742,097	17.56%	74.70%
Retail	317,536	9.61%	668,216	6.23%	74.23%
Multifamily	286,064	8.65%	618,588	7.56%	79.21%
Industrial	247,368	7.48%	563,631	0.99%	91.33%
Faith-based	193,362	5.85%	513,107	8.66%	75.00%
Mini storage	190,252	5.76%	381,810	14.63%	70.00%
Office	175,767	5.32%	404,727	4.62%	74.95%
All other types[1]	457,023	13.82%	966,325	0.79%	134.52%
Total[2]	$3,305,713	100.00%	$6,679,098
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 82.36% of loans held for investment at June 30, 2026. Commercial secured lending represents 5.72% of loans held for investment at June 30, 2026. We sell the guaranteed portion of all SBA 7(a) loans in the secondary market and will continue to do so as long as market conditions continue to be favorable.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 615.22% and 594.17% as of June 30, 2026 and December 31, 2025, respectively. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of June 30, 2026. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
Table 16 sets forth the contractual maturities and sensitivity to interest rate changes of our loan portfolio as of the dates indicated.

Table 16: Contractual Maturities and Sensitivity to Interest Rate Changes - Gross Loans
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
June 30, 2026
Loans with fixed interest rates:
Real estate:
Commercial	$70,604	$288,319	$344,272	$3,554	$706,749
Commercial land and development	—	175	—	—	175
Commercial construction	—	—	3,244	—	3,244
Residential construction	—	—	—	—	—
Residential	2,989	3,452	1,063	403	7,907
Farmland	—	—	4,447	—	4,447
Commercial:
Secured	4,014	38,628	16,031	—	58,673
Unsecured	90	4,638	24,195	—	28,923
Consumer and other	186	49,913	324,400	—	374,499
Total loans with fixed interest rates	77,883	385,125	717,652	3,957	1,184,617
Loans with floating or adjustable interest rates:
Real estate:
Commercial	35,372	371,042	2,427,683	56,327	2,890,424
Commercial land and development	577	1,270	485	—	2,332
Commercial construction	4,587	52,759	48,115	15,348	120,809
Residential construction	6,020	15,258	531	—	21,809
Residential	493	12,298	21,024	152	33,967
Farmland	1,040	14,570	39,843	—	55,453
Commercial:
Secured	78,766	51,180	58,939	11,178	200,063
Unsecured	5,375	6,965	—	—	12,340
Consumer and other	—	115	—	—	115
Total loans with floating or adjustable interest rates	132,230	525,457	2,596,620	83,005	3,337,312
Total gross loans	$210,113	$910,582	$3,314,272	$86,962	$4,521,929

Total gross loans:
Real estate:
Commercial	105,976	659,361	2,771,955	59,881	3,597,173
Commercial land and development	577	1,445	485	—	2,507
Commercial construction	4,587	52,759	51,359	15,348	124,053
Residential construction	6,020	15,258	531	—	21,809
Residential	3,482	15,750	22,087	555	41,874
Farmland	1,040	14,570	44,290	—	59,900
Commercial:
Secured	82,780	89,808	74,970	11,178	258,736
Unsecured	5,465	11,603	24,195	—	41,263
Consumer and other	186	50,028	324,400	—	374,614
Total	$210,113	$910,582	$3,314,272	$86,962	$4,521,929

Table 16: Contractual Maturities and Sensitivity to Interest Rate Changes - Gross Loans (continued)
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
December 31, 2025
Loans with fixed interest rates:
Real estate:
Commercial	$31,238	$275,099	$366,518	$3,571	$676,426
Commercial land and development	—	176	—	—	176
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Residential	24	5,741	1,313	412	7,490
Farmland	—	—	4,612	—	4,612
Commercial:
Secured	3,187	36,461	16,118	—	55,766
Unsecured	58	5,781	23,417	—	29,256
Consumer and other	72	17,779	257,472	—	275,323
Total loans with fixed interest rates	34,579	341,037	669,450	3,983	1,049,049
Loans with floating or adjustable interest rates:
Real estate:
Commercial	29,907	274,098	2,257,847	67,435	2,629,287
Commercial land and development	602	500	74	—	1,176
Commercial construction	1,429	49,478	32,749	13,104	96,760
Residential construction	4,790	3,267	332	—	8,389
Residential	4,344	4,931	20,485	316	30,076
Farmland	1,775	12,829	40,390	—	54,994
Commercial:
Secured	57,918	67,862	59,623	10,567	195,970
Unsecured	4,524	6,642	—	—	11,166
Consumer and other	—	152	—	—	152
Total loans with floating or adjustable interest rates	105,289	419,759	2,411,500	91,422	3,027,970
Total gross loans	$139,868	$760,796	$3,080,950	$95,405	$4,077,019

Total gross loans:
Real estate:
Commercial	61,145	549,197	2,624,365	71,006	3,305,713
Commercial land and development	602	676	74	—	1,352
Commercial construction	1,429	49,478	32,749	13,104	96,760
Residential construction	4,790	3,267	332	—	8,389
Residential	4,368	10,672	21,798	728	37,566
Farmland	1,775	12,829	45,002	—	59,606
Commercial:
Secured	61,105	104,323	75,741	10,567	251,736
Unsecured	4,582	12,423	23,417	—	40,422
Consumer and other	72	17,931	257,472	—	275,475
Total gross loans	$139,868	$760,796	$3,080,950	$95,405	$4,077,019

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
SBA Loans
During the six months ended June 30, 2026, the Company did not sell any SBA 7(a) loans.

Non-accrual Loans
Table 17 provides details of our nonperforming and restructured assets and certain other related information as of the dates presented.

Table 17: Nonperforming and Restructured Assets
	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Non-accrual loans:
Real estate:
Commercial	$13,122	$2,666
Commercial:
Secured	228	430
Total non-accrual loans	13,350	3,096

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	13,350	3,096

Real estate owned	—	—
Total nonperforming assets	$13,350	$3,096

Performing loan modifications (“LMs”) (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	354.57%	1,434.40%
Nonperforming loans to loans held for investment	0.30%	0.08%
Nonperforming assets to total assets	0.25%	0.07%
Nonperforming loans plus performing LMs to loans held for investment	0.30%	0.08%
The ratio of nonperforming loans to loans held for investment was 0.30% at June 30, 2026, as compared to 0.08% at December 31, 2025.
The ratio of the allowance for credit losses to period end nonperforming loans decreased from 1,434.40% as of December 31, 2025 to 354.57% as of June 30, 2026. This decrease was due to a $10.3 million, or 331.20%, increase in nonperforming loans due to one Community Reinvestment Act loan that was placed on non-accrual status during the period. The balance of the loan is $11.4 million as of June 30, 2026, and it was originally downgraded to substandard in 2025. This was partially offset by improvements across the remainder of the nonperforming loan portfolio.
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

Loans designated as “watch” or “special mention” are internal bank designations and are not considered adversely classified. However, loans designated as “substandard” or “doubtful” are considered adversely classified. Table 18 shows loans by credit quality risk rating as of the periods indicated.

Table 18: Gross Loans Held for Investment by Credit Quality Risk Rating
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2026
Real estate:
Commercial	$3,407,698	$141,461	$28,872	$19,142	$—	$3,597,173
Commercial land and development	2,507	—	—	—	—	2,507
Commercial construction	108,653	—	15,400	—	—	124,053
Residential construction	21,809	—	—	—	—	21,809
Residential	41,874	—	—	—	—	41,874
Farmland	59,324	576	—	—	—	59,900
Commercial:
Secured	246,910	10,098	586	1,142	—	258,736
Unsecured	38,763	2,500	—	—	—	41,263
Consumer and other	374,610	—	—	4	—	374,614
Total	$4,302,148	$154,635	$44,858	$20,288	$—	$4,521,929

December 31, 2025
Real estate:
Commercial	$3,173,099	$76,118	$35,124	$21,372	$—	$3,305,713
Commercial land and development	1,352	—	—	—	—	1,352
Commercial construction	81,840	14,920	—	—	—	96,760
Residential construction	8,389	—	—	—	—	8,389
Residential	37,566	—	—	—	—	37,566
Farmland	58,521	585	500	—	—	59,606
Commercial:
Secured	238,605	10,272	1,906	953	—	251,736
Unsecured	40,422	—	—	—	—	40,422
Consumer and other	275,469	—	—	6	—	275,475
Total	$3,915,263	$101,895	$37,530	$22,331	$—	$4,077,019
Loans designated as watch, special mention, and substandard increased to $219.8 million at June 30, 2026 from $161.8 million at December 31, 2025. There were no loans with doubtful risk grades at June 30, 2026 or December 31, 2025.
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
At June 30, 2026, the Company’s allowance for credit losses was $47.3 million, as compared to $44.4 million at December 31, 2025. The $2.9 million increase in the allowance is due to a $4.6 million provision for credit losses (excluding a $0.4 million provision for unfunded commitments) recorded during the six months ended June 30, 2026, partially offset by net charge-offs of $1.6 million, primarily attributable to commercial and industrial loans, during the same period.
While the entire allowance for credit losses is available to absorb losses from any and all loans, Table 19 represents management’s allocation of our allowance for credit losses by loan category, the allocation of our allowance for credit losses as a percent of the total allowance for credit losses, and the balance of loans in each category as a percentage of total loans, for the periods indicated.

Table 19: Allocation of the Allowance for Credit Losses

(dollars in thousands)	Allowance for Credit Losses	% of Allowance for Credit Losses	% of Loans to Total Loans
June 30, 2026
Real estate:
Commercial	$28,371	59.92%	79.56%
Commercial land and development	90	0.19%	0.06%
Commercial construction	4,444	9.39%	2.74%
Residential construction	533	1.13%	0.48%
Residential	419	0.89%	0.93%
Farmland	468	0.99%	1.32%
Commercial:
Secured	9,594	20.27%	5.72%
Unsecured	486	1.03%	0.91%
Consumer and other	2,930	6.19%	8.28%
Total	$47,335	100.00%	100.00%

December 31, 2025
Real estate:
Commercial	$25,219	56.77%	81.08%
Commercial land and development	56	0.13%	0.03%
Commercial construction	4,050	9.12%	2.37%
Residential construction	213	0.48%	0.21%
Residential	362	0.82%	0.92%
Farmland	467	1.05%	1.46%
Commercial:
Secured	11,204	25.23%	6.17%
Unsecured	482	1.09%	0.99%
Consumer and other	2,356	5.31%	6.77%
Total	$44,409	100.00%	100.00%
The ratio of the allowance for credit losses to total loans held for investment was 1.05% at June 30, 2026, a decline from 1.09% at December 31, 2025.

Table 20: Activity Within the Allowance for Credit Losses
	As of and for the three months ended				As of and for the six months ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$4,328,304		$3,690,658		$4,239,866		$3,628,589

Allowance for credit losses - beginning of period	$46,439		$39,224		$44,409		$37,791

Net (charge-offs) recoveries:
Commercial:
Secured	(1,031)	(0.02)%	(1,420)	(0.04)%	(1,601)	(0.04)%	(2,101)	(0.06)%
Unsecured	—	—%	(50)	—%	2	—%	(50)	—%
Consumer and other	(23)	—%	13	—%	(25)	—%	(23)	—%
Net charge-offs	(1,054)	(0.02)%	(1,457)	(0.04)%	(1,624)	(0.04)%	(2,174)	(0.06)%

Provision for credit losses	1,950		2,400		4,550		4,550

Allowance for credit losses - end of period	$47,335		$40,167		$47,335		$40,167

Loans held for investment	$4,519,681		$3,758,025		$4,519,681		$3,758,025
Allowance for credit losses to loans held for investment	1.05%		1.07%		1.05%		1.07%
The ratio of the allowance for credit losses to loans held for investment decreased from 1.07% as of June 30, 2025 to 1.05% as of June 30, 2026. Net charge-offs as a percent of average loans held for investment decreased from 0.04% for the three months ended June 30, 2025 to 0.02% for the three months ended June 30, 2026. Net charge-offs as a percent of average loans held for investment decreased from 0.06% for the six months ended June 30, 2025 to 0.04% for the six months ended June 30, 2026.

Liabilities
During the first six months of 2026, total liabilities increased by $594.3 million from $4.3 billion as of December 31, 2025 to $4.9 billion as of June 30, 2026. This increase was primarily due to an increase in deposits of $598.3 million. The increase in deposits was largely due to increases in money market, interest-bearing transaction, and non-interest-bearing deposits of $590.7 million, $156.1 million, and $89.9 million, respectively, partially offset by a $246.6 million decrease in time deposits, mainly attributed to a $215.0 million decline in wholesale deposits.
Deposits
Representing 97.88% of our total liabilities as of June 30, 2026, deposits are our primary source of funding for our business operations.
Total deposits increased by $598.3 million, or 14.24%, to $4.8 billion at June 30, 2026 from $4.2 billion at December 31, 2025. The increase in deposits was largely due to increases in money market, interest-bearing transaction, and non-interest-bearing deposits of $590.7 million, $156.1 million, and $89.9 million, respectively, partially offset by a $246.6 million decrease in time deposits, mainly attributed to a $215.0 million decline in wholesale deposits. The Company defines wholesale deposits as brokered deposits and California Time Deposit Program deposits. Non-interest-bearing deposits increased by $89.9 million from December 31, 2025 to $1.2 billion at June 30, 2026, representing 24.47% of total deposits at that date, as compared to 25.82% of total deposits at December 31, 2025. Our loan to deposit ratio was 94.17% at June 30, 2026, as compared to 97.00% at December 31, 2025. We closely monitor the loan to deposit ratio for purposes of both operational objectives and regulatory capital compliance. We intend to continue to operate our business with close monitoring of the loan to deposit ratio.
Table 21 summarizes our deposit composition by average deposit balances and average rates paid for the periods indicated.

Table 21: Deposit Composition by Average Balances and Rates Paid
	For the three months ended
	June 30, 2026			June 30, 2025
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$389,136	1.34%	8.37%	$283,369	1.48%	7.58%
Money market and savings accounts	2,700,300	2.99%	58.06%	1,769,320	3.19%	47.36%
Time accounts	396,923	3.66%	8.54%	726,295	4.30%	19.44%
Demand accounts	1,163,991	—%	25.03%	957,034	—%	25.62%
Total deposits	$4,650,350	2.16%	100.00%	$3,736,018	2.46%	100.00%

	For the six months ended
	June 30, 2026			June 30, 2025
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$366,525	1.34%	8.17%	$293,539	1.48%	8.02%
Money market and savings accounts	2,512,927	2.96%	56.02%	1,717,189	3.20%	46.90%
Time accounts	463,606	3.71%	10.33%	716,466	4.34%	19.57%
Demand accounts	1,143,142	—%	25.48%	934,121	—%	25.51%
Total deposits	$4,486,200	2.15%	100.00%	$3,661,315	2.47%	100.00%
Net uninsured and uncollateralized deposits totaled approximately $1.6 billion and $1.4 billion at June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, our 70 largest deposit relationships, each accounting for more than $10.0 million, totaled $2.5 billion, or 51.19% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 7.39 years as of June 30, 2026. As of December 31, 2025, our 53 largest deposit relationships, each accounting for more than $10.0 million, totaled $2.0 billion, or 47.82% of our total deposits. Overall, our large deposit relationships have been relatively consistent over time and have helped to continue to grow our deposit base.
Table 22 shows the entity types making up our large deposit relationships at the dates indicated.

Table 22: Composition of Large Deposit Relationships
(dollars in thousands)	June 30, 2026	December 31, 2025
Municipalities	$1,142,118	$789,643
Non-profits	413,151	283,666
Businesses	901,655	760,516
Brokered deposits	—	174,981
Total	$2,456,924	$2,008,806
Our largest single deposit relationship at June 30, 2026 related to a government agency. The balance for this customer was $340.1 million, or approximately 7.09% of total deposits as of that date. At December 31, 2025, our largest single deposit relationship related to a government agency and had a balance of $290.0 million, or 6.90% of total deposits as of that date. As our demand deposits fluctuate, we have purchased brokered deposits as needed to supplement liquidity. We do not consider brokered deposits as core deposits, but as another deposit funding source for our loan growth.
Table 23 sets forth the maturity of time deposits as of June 30, 2026.

Table 23: Scheduled Maturities of Time Deposits
(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$260,679	$8,517	$269,196	$255,429
Over three through six months	5,026	7,441	12,467	2,776
Over six through twelve months	11,405	14,187	25,592	7,905
Over twelve months	340	396	736	90
Total	$277,450	$30,541	$307,991	$266,200
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of either June 30, 2026 or December 31, 2025.
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
Table 24 is a summary of our outstanding subordinated notes as of June 30, 2026.

Table 24: Subordinated Notes Outstanding
(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (7.02% as of June 30, 2026) through maturity

Shareholders’ Equity
Shareholders’ equity totaled $473.8 million at June 30, 2026 and $445.8 million at December 31, 2025. The increase in shareholders’ equity was primarily a result of $38.0 million recognized as net income during the period, partially offset by $10.7 million in cash dividends paid during the period and a $0.3 million increase in accumulated other comprehensive loss.
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

As of June 30, 2026, we had a shelf registration statement on file with the SEC registering the offer and sale by us of up to $300.0 million of any combination of equity or debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, and units in one or more offerings. Specific information on the terms of any securities being offered, including the expected use of proceeds from the sale of such securities, are provided at the time of the offering. The 2026 Public Offering used $137.9 million of the securities registered under the Company’s shelf registration statement on file with the SEC.
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of June 30, 2026, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. In addition, in July 2026, the Company closed the 2026 Public Offering and issued 3,133,750 shares of its common stock at a public offering price of $44.00 per share. The net proceeds to the Company, after deducting underwriting discounts, commissions, and estimated offering expenses of $0.8 million, were approximately $129.9 million.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the six months ended June 30, 2026, we had cash outflows of $446.5 million in loan originations and advances, net of principal collected, and no loans originated for sale.
Additionally, in the ordinary course of business, we enter into commitments to extend credit, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2026, off-balance sheet commitments totaled $726.7 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the six months ended June 30, 2026, we had cash inflows of $598.3 million related to an increase in deposits.
During the twelve months following June 30, 2026, approximately $307.3 million of time deposits are expected to mature. After the twelve months following June 30, 2026, we expect $0.7 million of time deposits to mature through 2030. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our San Francisco Bay Area and Southern California expansions provide a stable funding base.
At June 30, 2026, cash and cash equivalents represented 14.27% of total deposits.

Investment Securities
Our investment securities totaled $92.7 million at June 30, 2026. Mortgage-backed securities and obligations of states and political subdivisions comprised 48.78% and 41.79% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $9.4 million from our securities over the twelve months following June 30, 2026. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the six months ended June 30, 2026, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $3.6 million. Additionally, at June 30, 2026, securities available-for-sale totaled $90.6 million, of which $85.7 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At June 30, 2026, the Bank had no outstanding FHLB financing borrowings and a total financing availability of $331.6 million, net of letters of credit issued of $1.3 billion.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At June 30, 2026, the Bank had no outstanding Federal Reserve Discount Window borrowings and a total financing availability of $1.1 billion.
Correspondent Bank Lines of Credit
At June 30, 2026, the unused and available amount for borrowing from correspondent bank lines of credit was $185.0 million.
Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth in Table 25) was approximately $2.3 billion as of June 30, 2026.

Table 25: Total Liquidity
	June 30, 2026
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings	Available
FHLB advances	$1,629,065	$1,297,500	$—	$331,565
Federal Reserve Discount Window	1,074,577	—	—	1,074,577
Correspondent bank lines of credit	185,000	—	—	185,000
Cash and cash equivalents	—	—	—	685,074
Total	$2,888,642	$1,297,500	$—	$2,276,216
Future Contractual Obligations
Our estimated future contractual obligations as of June 30, 2026 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $11.3 million. We have a current obligation of $307.3 million and a long-term obligation of $0.7 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $74.1 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $726.7 million.

Dividends
A use of liquidity for the Company is shareholder dividends. The Company paid dividends to its shareholders totaling $5.3 million during the three months ended June 30, 2026.
We expect to continue our current practice of paying quarterly cash dividends with respect to our common stock, subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. We believe our quarterly dividend rate per share, as approved by our board of directors, enables us to balance our multiple objectives of managing our business and returning a portion of our earnings to our shareholders. Assuming continued payment during the rest of 2026 at a rate of $0.25 per share, our average total dividend paid each quarter would be approximately $6.1 million based on the number of currently outstanding shares if there are no increases or decreases in the number of shares, and given that unvested RSAs share equally in dividends with outstanding common stock.
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
Historical Information
Table 26 summarizes our consolidated cash flow activities.

Table 26: Consolidated Cash Flow Activities
	Six months ended June 30,
(dollars in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$42,606	$33,262	$9,344
Net cash used in investing activities	(451,995)	(229,885)	222,110
Net cash provided by financing activities	587,612	328,090	259,522
Operating Activities
Net cash provided by operating activities increased by $9.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to higher net income, higher net changes in interest receivable and other assets, and no loans originated for sale in the quarter. These sources of cash were partially offset by no gross proceeds from sale of loans, as well as purchases of transferable tax credits. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
For additional information about our operating results, see “Results of Operations” above.
Investing Activities
Net cash used in investing activities increased by $222.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to higher originations of loans held for investment, net of repayments.
Financing Activities
Net cash provided by financing activities increased by $259.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in deposits.

Capital Adequacy
We manage our capital by tracking our level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for credit losses, our geographic and industry concentrations, and other risk factors on our balance sheet, including interest rate sensitivity.
Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements as set forth in Tables 27 and 28 can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our unaudited consolidated financial statements.
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank is also subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of June 30, 2026, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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
The capital adequacy ratios as of June 30, 2026 and December 31, 2025 for Bancorp and the Bank are presented in Tables 27 and 28. As of June 30, 2026 and December 31, 2025, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 27: Capital Ratios for Bancorp
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total capital (to risk-weighted assets)	$604,690	12.50%	$386,881	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$482,149	9.97%	$290,160	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$482,149	9.97%	$217,620	4.50%	N/A	N/A
Tier 1 leverage	$482,149	9.21%	$209,380	4.00%	N/A	N/A
December 31, 2025
Total capital (to risk-weighted assets)	$572,874	13.33%	$343,779	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$454,830	10.58%	$257,834	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$454,830	10.58%	$193,376	4.50%	N/A	N/A
Tier 1 leverage	$454,830	9.70%	$187,499	4.00%	N/A	N/A

Table 28: Capital Ratios for the Bank
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total capital (to risk-weighted assets)	$584,889	12.12%	$385,982	8.00%	$482,477	10.00%
Tier 1 capital (to risk-weighted assets)	$536,462	11.11%	$289,486	6.00%	$385,982	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$536,462	11.11%	$217,115	4.50%	$313,610	6.50%
Tier 1 leverage	$536,462	10.25%	$209,267	4.00%	$261,584	5.00%
December 31, 2025
Total capital (to risk-weighted assets)	$554,071	12.92%	$342,984	8.00%	$428,729	10.00%
Tier 1 capital (to risk-weighted assets)	$510,067	11.89%	$257,238	6.00%	$342,984	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$510,067	11.89%	$192,928	4.50%	$278,674	6.50%
Tier 1 leverage	$510,067	10.89%	$187,409	4.00%	$234,261	5.00%
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
On June 25, 2026, the FDIC issued a proposal to revise deposit insurance assessment thresholds, rate schedules, and adjustments. Among other changes, the proposal would reduce initial base assessment rate schedules applicable to small institutions, including the Bank, by two basis points. The Company is continuing to evaluate the proposal and its potential impact on the Bank.
On July 11, 2026, the 21st Century ROAD to Housing Act (the “Housing Act”) became law. The Housing Act is generally designed to incentivize new home construction, including through changes to certain banking laws to which the Bank is subject. Among other changes, Sections 901 and 902 of the Housing Act expanded the types of custodial deposits and amounts of reciprocal deposits, respectively, that may be excluded from treatment as brokered deposits. In addition, Section 903 of the Housing Act increased from $3 billion to $6 billion the maximum asset size for certain well-rated insured depository institutions to qualify for less frequent safety-and-soundness examinations by their primary federal regulator, allowing eligible institutions to be examined every 18 months instead of every 12 months. The Company is continuing to evaluate the Housing Act and its potential impacts on us.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. As a financial institution, the Company experiences market risk arising primarily from interest rate risk inherent in lending and deposit-taking activities. Because the interest rates on the Company’s assets and liabilities do not necessarily change at the same speed or rate as market interest rates, sudden and/or substantial changes in interest rates may adversely impact our earnings. In particular, the Company’s financial results are sensitive to significant changes in the treasury yield curve, the federal funds rate, and the Wall Street Journal Prime Index.
The Company’s total interest income was $72.3 million for the three months ended June 30, 2026 and $248.9 million for the year ended December 31, 2025. Our total interest expense was $26.2 million for the three months ended June 30, 2026 and $97.0 million for the year ended December 31, 2025. Overall, our net interest income was $46.1 million for the three months ended June 30, 2026 and $151.9 million for the year ended December 31, 2025.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of June 30, 2026, the Company carried a slightly higher balance of assets than liabilities that will reprice within the next twelve months in the event that interest rates fall.
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
As of June 30, 2026, the overnight federal funds rate (the rate used in the interest rate shock scenarios listed below) was 3.63%, decreasing from 3.64% at December 31, 2025. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
Table 29 summarizes the estimated effect on net interest income and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve-month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of June 30, 2026 and December 31, 2025.

Table 29: Estimated Effect on Net Interest Income (“NII”) and EVE from Changing Interest Rates
	June 30, 2026		December 31, 2025
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	(6.21)%	(6.51)%	(1.72)%	(9.70)%
+200 (shock)	(3.69)%	(4.50)%	(1.19)%	(6.77)%
+100 (shock)	(1.87)%	(2.35)%	(0.47)%	(3.55)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	1.74%	2.33%	0.86%	2.45%
-200 (shock)	5.04%	3.94%	2.82%	4.07%
-300 (shock)	9.99%	0.72%	9.44%	8.79%

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating and implementing its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, such controls.

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
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Five Star Bancorp
(registrant)

August 6, 2026	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	/s/ Heather C. Luck
Date	Heather C. Luck
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)