Form 10-Q
period 2026-09-30
FIVE STAR BANCORP
filed 2026-11-05
CIK 1275168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Yes ☐ No ☒
As of October 30, 2026, there were 24,537,080 shares of the registrant’s common stock, no par value, outstanding.

FIVE STAR BANCORP AND SUBSIDIARY
Quarterly Report on Form 10-Q
September 30, 2026

Glossary of Acronyms, Abbreviations, and Terms
The terms identified below are used in various sections of this Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and the unaudited Consolidated Financial Statements and Notes to the Financial Statements in Item 1 of this Form 10-Q.

2025 Annual Report on Form 10-K	Company’s Annual Report on Form 10-K for the year ended December 31, 2025	FNMA	Federal National Mortgage Association
ASC	Accounting Standards Codification	GAAP	Generally Accepted Accounting Principles in the U.S.
ASU	Accounting Standards Update	GNMA	Government National Mortgage Association
Bancorp	Five Star Bancorp and its subsidiary	GSE	Government Sponsored Entity
Bank	Five Star Bank	IPO	Initial Public Offering
Basel III	A capital framework and rules for U.S. banking organizations	IRC	Internal Revenue Code
BOLI	Bank-Owned Life Insurance	LM	Loan modification made to borrower experiencing financial difficulty
CECL	Current Expected Credit Loss	NII	Net Interest Income
CME	Chicago Mercantile Exchange	OCI	Other Comprehensive Income
EPS	Earnings per Share	PSU	Performance-based Restricted Stock Unit
EVE	Economic Value of Equity	RSA	Restricted Stock Award
FASB	Financial Accounting Standards Board	ROAA	Return on Average Assets, annualized
FDIC	Federal Deposit Insurance Corporation	ROAE	Return on Average Equity, annualized
Federal Reserve	Board of Governors of the Federal Reserve System	ROUA	Right-of-Use Asset
FFIEC	Federal Financial Institutions Examination Council	SBA	U.S. Small Business Administration
FHLB	Federal Home Loan Bank of San Francisco	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from financial institutions	$46,297	$33,978
Interest-bearing deposits in banks	633,185	472,873
Cash and cash equivalents	679,482	506,851
Time deposits in banks	—	100
Securities available-for-sale, at fair value, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025 (amortized cost of $98,975 and $107,197 at September 30, 2026 and December 31, 2025, respectively)	82,228	94,699
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $20 at September 30, 2026 and December 31, 2025 (fair value of $1,698 and $1,995 at September 30, 2026 and December 31, 2025, respectively)	1,930	2,190
Loans held for investment	4,704,215	4,074,929
Allowance for credit losses	(49,390)	(44,409)
Loans held for investment, net of allowance for credit losses	4,654,825	4,030,520
Federal Home Loan Bank of San Francisco (“FHLB”) stock	15,000	15,000
Operating leases, right-of-use asset, net	10,661	10,802
Premises and equipment, net	2,687	2,109
Bank-owned life insurance, net	29,029	23,910
Interest receivable and other assets	83,776	68,680
Total assets	$5,559,618	$4,754,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$1,210,488	$1,084,537
Interest-bearing	3,614,040	3,116,547
Total deposits	4,824,528	4,201,084
Borrowings:
Subordinated notes, net	74,150	74,041
Operating lease liability	11,926	11,872
Interest payable and other liabilities	31,803	22,032
Total liabilities	4,942,407	4,309,029
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; zero issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, no par value; 100,000,000 shares authorized; 24,536,614 shares issued and outstanding at September 30, 2026; 21,367,387 shares issued and outstanding at December 31, 2025	435,511	303,990
Retained earnings	194,092	150,985
Accumulated other comprehensive loss, net of taxes	(12,392)	(9,143)
Total shareholders’ equity	617,211	445,832
Total liabilities and shareholders’ equity	$5,559,618	$4,754,861
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Interest and fee income:
Loans, including fees	$71,392	$59,257	$199,073	$168,204
Taxable securities	335	415	1,071	1,225
Nontaxable securities	161	164	478	512
Interest-bearing deposits in banks	7,286	5,009	18,226	12,571
Total interest and fee income	79,174	64,845	218,848	182,512

Interest expense:
Deposits	27,087	24,336	74,898	69,188
Subordinated notes	1,161	1,161	3,484	3,484
Total interest expense	28,248	25,497	78,382	72,672

Net interest income	50,926	39,348	140,466	109,840
Provision for credit losses	2,500	2,500	7,425	6,900
Net interest income after provision for credit losses	48,426	36,848	133,041	102,940

Non-interest income:
Service charges on deposit accounts	148	185	405	596
Gain on sale of loans	—	—	—	244
Loan-related fees	472	683	2,416	1,599
FHLB stock dividends	424	329	1,377	985
Earnings on bank-owned life insurance (“BOLI”)	270	209	760	590
Other	380	560	251	1,121
Total non-interest income	1,694	1,966	5,209	5,135

Non-interest expense:
Salaries and employee benefits	12,338	9,716	35,189	27,760
Occupancy and equipment	935	700	2,637	1,994
Data processing and software	1,742	1,559	5,002	4,524
Federal Deposit Insurance Corporation (“FDIC”) insurance	670	500	1,800	1,425
Professional services	1,330	932	3,208	2,763
Advertising and promotional	798	803	2,501	2,190
Loan-related expenses	319	317	870	1,059
Other operating expenses	2,459	2,053	6,394	5,636
Total non-interest expense	20,591	16,580	57,601	47,351

Income before provision for income taxes	29,529	22,234	80,649	60,724

Provision for income taxes	7,620	5,890	20,720	16,761

Net income	$21,909	$16,344	$59,929	$43,963

Basic earnings per common share	$0.92	$0.77	$2.70	$2.07
Diluted earnings per common share	$0.92	$0.77	$2.70	$2.07
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$21,909	$16,344	$59,929	$43,963

Unrealized (loss) gain on securities:
Net unrealized holding (loss) gain on securities available-for-sale during the period	(4,023)	2,843	(4,250)	4,063
Less: Income tax (benefit) expense related to items of other comprehensive (loss) income	(1,046)	763	(1,001)	1,570
Other comprehensive (loss) income	(2,977)	2,080	(3,249)	2,493

Total comprehensive income	$18,932	$18,424	$56,680	$46,456
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2026 and 2025
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at June 30, 2025	21,360,991	$303,155	$125,545	$(11,958)	$416,742
Net income	—	—	16,344	—	16,344
Other comprehensive income	—	—	—	2,080	2,080
Stock issued under stock award plans	7,062	—	—	—	—
Stock compensation expense	—	416	—	—	416
Stock forfeitures	(666)	—	—	—	—
Cash dividends paid ($0.20 per share)	—	—	(4,274)	—	(4,274)
Balance at September 30, 2025	21,367,387	$303,571	$137,615	$(9,878)	$431,308

Balance at June 30, 2026	21,402,864	$304,868	$178,318	$(9,415)	$473,771
Net income	—	—	21,909	—	21,909
Other comprehensive loss	—	—	—	(2,977)	(2,977)
Common stock issued, net of stock issuance costs of $7.9 million	3,133,750	130,021	—	—	130,021
Stock compensation expense	—	622	—	—	622
Cash dividends paid ($0.25 per share)	—	—	(6,135)	—	(6,135)
Balance at September 30, 2026	24,536,614	$435,511	$194,092	$(12,392)	$617,211
See accompanying notes to the unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2024	21,319,083	$302,531	$106,464	$(12,371)	$396,624
Net income	—	—	43,963	—	43,963
Other comprehensive income	—	—	—	2,493	2,493
Stock issued under stock award plans	49,303	—	—	—	—
Stock compensation expense	—	1,040	—	—	1,040
Stock forfeitures	(999)	—	—	—	—
Cash dividends paid ($0.60 per share)	—	—	(12,812)	—	(12,812)
Balance at September 30, 2025	21,367,387	$303,571	$137,615	$(9,878)	$431,308

Balance at December 31, 2025	21,367,387	$303,990	$150,985	$(9,143)	$445,832
Net income	—	—	59,929	—	59,929
Other comprehensive loss	—	—	—	(3,249)	(3,249)
Common stock issued, net of stock issuance costs of $7.9 million	3,133,750	130,021	—	—	130,021
Stock issued under stock award plans	35,477	—	—	—	—
Stock compensation expense	—	1,500	—	—	1,500
Cash dividends paid ($0.75 per share)	—	—	(16,822)	—	(16,822)
Balance at September 30, 2026	24,536,614	$435,511	$194,092	$(12,392)	$617,211
See accompanying notes to unaudited consolidated financial statements.

FIVE STAR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$59,929	$43,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,425	6,900
Depreciation and amortization	1,757	(50)
Amortization of deferred loan fees and costs	88	370
Amortization of premiums and discounts on securities	572	609
Amortization of subordinated note issuance costs	109	109
Amortization of low income housing tax credits	1,721	1,239
Stock compensation expense	1,500	1,040
Earnings on BOLI	(760)	(590)
Deferred tax provision	22	722
Purchase of transferable tax credits	(5,258)	—
Loans originated for sale	—	(1,384)
Gain on sale of loans	—	(244)
Gross proceeds from sale of loans	—	3,531
Earnings on equity investments	(26)	(845)
Net changes in:
Interest receivable and other assets	(1,647)	(3,982)
Interest payable and other liabilities	4,854	62
Operating lease liability	(1,083)	605
Net cash provided by operating activities	69,203	52,055
Cash flows from investing activities:
Maturities, prepayments, and calls of securities available-for-sale	7,910	7,574
Purchases of securities available-for-sale	—	(1,030)
Capital call for equity investments	(3,835)	(1,638)
Proceeds received from equity investments	480	283
Capital call for low income housing tax credits	(812)	(5,381)
Net change in time deposits in banks	100	4,021
Loan originations, net of repayments	(631,642)	(356,230)
Purchase of premises and equipment, net	(1,057)	(559)
Purchase of BOLI	(4,359)	(3,710)
Other real estate sale proceeds	—	87
Net cash used in investing activities	(633,215)	(356,583)
Cash flows from financing activities:
Net change in deposits	623,444	545,444
Proceeds from issuance of stock, net of issuance costs	130,021	—
Cash dividends paid	(16,822)	(12,812)
Net cash provided by financing activities	736,643	532,632
Net change in cash and cash equivalents	172,631	228,104
Cash and cash equivalents at beginning of period	506,851	352,343
Cash and cash equivalents at end of period	$679,482	$580,447

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$79,974	$71,925
Income taxes paid:[1]
US Federal	—
US Federal - IRC 45X Tax Credits[2]	5,258
US State and Local
California	7,050
Other states	1,703
Total	14,011	18,011
Supplemental disclosure of noncash items:
Transfer from loans held for sale to loans held for investment	—	1,344
Unrealized (loss) gain on securities	(4,250)	4,063
Operating lease liabilities exchanged for ROUA	1,137	2,970
ROUA acquired	(1,015)	(2,970)
Change in commitment for low income housing tax credits	10,000	(10,000)
See accompanying notes to the unaudited consolidated financial statements.
1Income taxes are presented by significant jurisdictions beginning in 2026 as required by ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). This standard has been applied on a prospective basis.
2These credits were acquired from a third-party seller in lieu of a direct payment to the US federal taxing authority and are treated as a tax payment for federal income tax purposes. The cash outflow associated with the purchase of these transferable tax credits is also reflected as a reduction within operating activities in the Consolidated Statements of Cash Flows.

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
The Company, through the Bank, provides a broad range of banking products and services to customers who are predominantly small and medium-sized businesses, professionals, and individuals residing in California. The Company’s primary loan products are commercial real estate loans, land development loans, construction loans, and operating lines of credit, and its primary deposit products are checking accounts, savings accounts, money market accounts, and term certificate accounts. The Bank currently has ten branch offices in Chico, Elk Grove, Lodi, Natomas, Rancho Cordova, Redding, Roseville, San Francisco, Walnut Creek, and Yuba City.
(b) Basis of Financial Statement Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”), including Accounting Standards Updates (“ASUs”), and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Regulation S-X. These interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, included in the Company’s Annual Report on Form 10-K (the “2025 Annual Report on Form 10-K”), which was filed with the SEC on February 27, 2026.
The unaudited consolidated financial statements include Bancorp and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2026.
The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.
(c) Segments
The Company has one reportable operating segment: banking. The banking segment derives its revenues through the Bank, which provides a broad range of banking products and services to customers who are predominantly small and middle-market businesses, professionals, and individuals primarily in California. The Company manages the business activities on a consolidated basis.
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

(d) Emerging Growth Company
The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, as such, may take advantage of specified reduced reporting requirements and deferred adoption dates for accounting standards, and is relieved of other significant requirements that are otherwise generally applicable to other public companies. The Company will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of its initial public offering (“IPO”) date of May 5, 2021, or December 31, 2026, unless one of the following occurs: (i) total annual gross revenues are $1.235 billion or more; (ii) the Company issues more than $1.0 billion in non-convertible debt; or (iii) the Company becomes a large accelerated filer with a public float of more than $0.7 billion, as measured at June 30 annually.
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
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the ASC that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. FASB Concepts Statements are nonauthoritative. Removing all references to Concepts Statements in the guidance is intended to simplify the ASC and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective January 1, 2026 for emerging growth companies electing not to opt out of the extended transition period and did not have a significant impact on the Company’s consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”). ASU 2025-08 expands the use of the gross-up approach for certain acquired loans by requiring qualifying purchased seasoned loans to be accounted for in a manner similar to purchased financial assets with credit deterioration. Under the gross-up approach, an allowance for expected credit losses is recognized as part of the initial amortized cost basis of the acquired loans rather than through a provision for credit losses on the acquisition date. The amendments are intended to improve comparability and reduce complexity associated with the accounting for acquired loans. ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2025-08 may have on its consolidated financial statements.
(g) Reclassifications

Certain amounts reported in previous consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect previously reported amounts of net income, total assets, or total shareholders’ equity.
(h) Correction of an Immaterial Error
During preparation of the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026, management identified an immaterial error in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025. The Company incorrectly reported earnings on equity investments of $845 thousand as a positive adjustment to net income in operating activities rather than a negative adjustment. The offset was a $1.69 million increase to “Net changes in interest receivable and other assets” within operating cash flows, with no overall change to previously reported operating cash flows for the nine months ended September 30, 2025. The error did not affect consolidated net income, earnings per share, total assets, shareholders’ equity, or total reported cash balances. Accordingly, the Company has revised the Consolidated Statement of Cash Flows for the nine months ended September 30, 2025 presented herein.
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
Table 2.1 summarizes the Company’s assets and liabilities required to be recorded at fair value on a recurring basis.

Table 2.1: Fair Value on a Recurring Basis
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2026
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and collateralized mortgage obligations	$82,228	$—	$82,228	$—	OCI

December 31, 2025
Assets:
Securities available-for-sale:
U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, collateralized mortgage obligations, and corporate bonds	$94,699	$—	$94,699	$—	OCI
1 Other comprehensive income (“OCI”) or net income (“NI”).
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1 inputs) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity, and credit spreads (Level 2 inputs). Level 2 securities include U.S. agencies’ or government-sponsored agencies’ debt securities, mortgage-backed securities, government agency-issued bonds, privately issued collateralized mortgage obligations, and corporate bonds. Level 3 securities are based on unobservable inputs that are supported by little or no market activity. In addition, values use discounted cash flow models and may include significant management judgment and estimation. As of September 30, 2026 and December 31, 2025, there were no Level 1 available-for-sale securities and no transfers between Level 1 and Level 2 classifications for assets or liabilities measured at fair value on a recurring basis.
Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as collateral dependent loans and other real estate owned. As of September 30, 2026 and December 31, 2025, the carrying amount of assets measured at fair value on a non-recurring basis was immaterial to the Company.

Disclosures about Fair Value of Financial Instruments
Table 2.2 is a summary of fair value estimates for financial instruments as of September 30, 2026 and December 31, 2025. The carrying amounts in Table 2.2 are recorded in the consolidated balance sheets under the indicated captions. Further, management has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as BOLI.

Table 2.2: Fair Value Estimates for Financial Instruments
	September 30, 2026			December 31, 2025
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$679,482	$679,482	Level 1	$506,851	$506,851	Level 1
Time deposits in banks	—	—	Level 1	100	100	Level 1
Securities available-for-sale	82,228	82,228	Level 2	94,699	94,699	Level 2
Securities held-to-maturity	1,930	1,698	Level 3	2,190	1,995	Level 3
Loans held for investment, net of allowance for credit losses	4,654,825	4,537,649	Level 3	4,030,520	3,971,563	Level 3
Financial liabilities:
Time deposits	$257,847	$256,661	Level 2	$554,611	$553,987	Level 2
Subordinated notes	74,150	73,937	Level 3	74,041	73,723	Level 3
The Company used the following methods and assumptions to estimate the fair value of its financial instruments at September 30, 2026 and December 31, 2025:
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
A summary of the amortized cost and fair value related to securities held-to-maturity as of September 30, 2026 and December 31, 2025 is presented in Table 3.1. The amortized cost amounts presented are net of an allowance for credit losses of $20.0 thousand as of September 30, 2026 and December 31, 2025.

Table 3.1: Securities Held-to-Maturity
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
September 30, 2026
Obligations of states and political subdivisions	$1,930	$—	$(232)	$1,698
Total held-to-maturity	$1,930	$—	$(232)	$1,698
December 31, 2025
Obligations of states and political subdivisions	$2,190	$—	$(195)	$1,995
Total held-to-maturity	$2,190	$—	$(195)	$1,995
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

As of September 30, 2026 and December 31, 2025, the amortized cost of held-to-maturity securities was net of an allowance for credit losses of $20.0 thousand. The Company did not record an allowance for credit losses on available-for-sale securities, at fair value, as of September 30, 2026 or December 31, 2025.
A summary of the amortized cost and fair value related to securities available-for-sale as of September 30, 2026 and December 31, 2025 is presented in Table 3.2. Securities available-for-sale did not have an allowance for credit losses as of September 30, 2026 or December 31, 2025.

Table 3.2: Securities Available-for-Sale
(in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
September 30, 2026
U.S. government agency securities	$5,616	$184	$(45)	$5,755
Mortgage-backed securities	52,812	11	(10,372)	42,451
Obligations of states and political subdivisions	40,342	—	(6,507)	33,835
Collateralized mortgage obligations	205	—	(18)	187
Total available-for-sale	$98,975	$195	$(16,942)	$82,228
December 31, 2025
U.S. government agency securities	$7,276	$138	$(53)	$7,361
Mortgage-backed securities	56,941	31	(8,786)	48,186
Obligations of states and political subdivisions	40,734	—	(3,770)	36,964
Collateralized mortgage obligations	246	—	(15)	231
Corporate bonds	2,000	—	(43)	1,957
Total available-for-sale	$107,197	$169	$(12,667)	$94,699

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2026 and December 31, 2025 are shown in Table 3.3. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3.3: Contractual Maturities - Investment Securities
(in thousands)	September 30, 2026				December 31, 2025
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$175	$154	$—	$—	$170	$155	$—	$—
After one but within five years	860	756	2,517	2,294	865	788	1,256	1,196
After five years through ten years	895	788	18,488	15,598	1,155	1,052	13,471	12,385
After ten years	—	—	19,337	15,943	—	—	26,007	23,383

Investment securities not due at a single maturity date:
U.S. government agency securities	—	—	5,616	5,755	—	—	7,276	7,361
Mortgage-backed securities	—	—	52,812	42,451	—	—	56,941	48,186
Collateralized mortgage obligations	—	—	205	187	—	—	246	231
Corporate bonds	—	—	—	—	—	—	2,000	1,957
Total	$1,930	$1,698	$98,975	$82,228	$2,190	$1,995	$107,197	$94,699

There were no purchases of investment securities during the three and nine months ended September 30, 2026, as compared to the purchase of one investment security for $1.0 million during the three and nine months ended September 30, 2025. There were no sales of investment securities during the three and nine months ended September 30, 2026 or September 30, 2025.

Table 3.4: Pledged Investment Securities
(in thousands)	September 30, 2026	December 31, 2025
Pledged to:
The State of California, securing deposits of public funds and borrowings	$41,400	$47,091
The Federal Reserve Discount Window, increasing borrowing capacity	36,158	42,578
Total pledged investment securities	$77,558	$89,669
Table 3.5 details the gross unrealized losses and fair values aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025.

Table 3.5: Securities Available-for-Sale in Continuous Unrealized Loss Positions
(in thousands)	Less than 12 months		12 months or more		Total securities in a loss position
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2026
U.S. government agency securities	$398	$(7)	$2,398	$(38)	$2,796	$(45)
Mortgage-backed securities	746	(6)	41,400	(10,366)	42,146	(10,372)
Obligations of states and political subdivisions	495	(5)	33,340	(6,502)	33,835	(6,507)
Collateralized mortgage obligations	—	—	187	(18)	187	(18)
Total temporarily impaired securities	$1,639	$(18)	$77,325	$(16,924)	$78,964	$(16,942)

December 31, 2025
U.S. government agency securities	$1,683	$(6)	$2,393	$(47)	$4,076	$(53)
Mortgage-backed securities	—	—	47,090	(8,786)	47,090	(8,786)
Obligations of states and political subdivisions	360	(20)	36,603	(3,750)	36,963	(3,770)
Collateralized mortgage obligations	—	—	231	(15)	231	(15)
Corporate bonds	—	—	1,957	(43)	1,957	(43)
Total temporarily impaired securities	$2,043	$(26)	$88,274	$(12,641)	$90,317	$(12,667)
There were 144 and 147 available-for-sale securities in unrealized loss positions at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the investment portfolio included 140 investment securities that had been in a continuous loss position for twelve months or more and four investment securities that had been in a loss position for less than twelve months.
There was one held-to-maturity security in a continuous unrealized loss position at both September 30, 2026 and December 31, 2025, which at December 31, 2025 had been in a continuous loss position for more than twelve months.
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
Non-Marketable Securities
FHLB capital stock: As a member of the FHLB, the Company is required to maintain a minimum investment in FHLB capital stock determined by the board of directors of the FHLB. The minimum investment requirements can increase in the event the Company increases its total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. The Company held $15.0 million of FHLB stock at both September 30, 2026 and December 31, 2025. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on management’s analysis of the FHLB’s financial condition and certain qualitative factors, management determined that the FHLB stock was not impaired at September 30, 2026 or December 31, 2025.
Equity investments: The Company is a limited partner and has committed to and is invested in a limited number of venture-backed capital funds and accounts for these investments under the equity method of accounting, as its ownership is greater than 3% of each fund. The Company held $15.6 million and $12.1 million of equity investments at September 30, 2026 and December 31, 2025, respectively, included in “Interest receivable and other assets” in the unaudited consolidated balance sheets. The Company’s share of earnings and losses from these investments is included in “Other non-interest income” in the consolidated statements of income. The Company’s share of net earnings from these investments was immaterial for the nine months ended September 30, 2026. The Company’s share of net earnings from these investments was $0.8 million for the nine months ended September 30, 2025. No individual investment is material to the Company’s consolidated financial statements. Based on management’s analysis of each fund’s financial condition and certain qualitative factors, management determined that the equity investments were not impaired at September 30, 2026 and 2025.

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

Table 4.1: Loans Outstanding
(in thousands)	September 30, 2026	December 31, 2025
Real estate:
Commercial	$3,678,924	$3,305,713
Commercial land and development	2,487	1,352
Commercial construction	122,561	96,760
Residential construction	25,569	8,389
Residential	41,530	37,566
Farmland	57,027	59,606
Commercial:
Secured	313,600	251,736
Unsecured	39,164	40,422
Consumer and other	425,531	275,475
Subtotal	4,706,393	4,077,019
Net deferred loan fees	(2,178)	(2,090)
Loans held for investment	4,704,215	4,074,929
Allowance for credit losses	(49,390)	(44,409)
Loans held for investment, net of allowance for credit losses	$4,654,825	$4,030,520
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
Loans rated pass: These are loans to borrowers with satisfactory financial support, repayment capacity, and credit strength. Borrowers in this category demonstrate fundamentally sound financial positions, repayment capacity, credit history, and management expertise. Loans in this category must have an identifiable and stable source of repayment and meet the Company’s policy regarding debt service coverage ratios. These borrowers are capable of sustaining normal economic, market, or operational setbacks without significant financial impacts and their financial ratios and trends are acceptable. Negative external industry factors are generally not present. The loan may be secured, unsecured, or supported by non-real-estate collateral for which the value is more difficult to determine and/or marketability is more uncertain.
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

Table 4.2: Loans by Risk Category and Vintage

	Amortized Cost Basis by Origination Year as of September 30, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$617,916	$625,754	$398,140	$254,284	$736,938	$823,656	$18,376	$—	$3,475,064
Watch	—	16,204	3,558	2,955	66,056	53,582	1,391	—	143,746
Special Mention	5,503	—	97	1,205	21,917	9,311	—	—	38,033
Substandard	—	1,033	—	—	—	17,521	464	—	19,018
Total	623,419	642,991	401,795	258,444	824,911	904,070	20,231	—	3,675,861
Commercial land and development
Pass	772	810	60	—	—	351	496	—	2,489
Total	772	810	60	—	—	351	496	—	2,489
Commercial construction
Pass	16,922	44,199	9,346	51,748	—	—	—	—	122,215
Total	16,922	44,199	9,346	51,748	—	—	—	—	122,215
Residential construction
Pass	5,959	19,550	—	—	—	—	—	—	25,509
Total	5,959	19,550	—	—	—	—	—	—	25,509
Residential
Pass	12,266	3,562	5,435	4,089	2,622	9,307	4,279	—	41,560
Total	12,266	3,562	5,435	4,089	2,622	9,307	4,279	—	41,560
Farmland
Pass	2,697	19,711	1,004	1,301	5,974	25,744	—	—	56,431
Watch	—	—	—	—	—	572	—	—	572
Total	2,697	19,711	1,004	1,301	5,974	26,316	—	—	57,003
Commercial:
Secured
Pass	29,446	52,535	20,057	12,846	12,618	16,532	158,731	312	303,077
Watch	—	—	90	400	842	1,339	—	—	2,671
Special Mention	—	630	195	96	5,764	1,309	4	—	7,998
Substandard	—	—	—	26	290	8	687	—	1,011
Total	29,446	53,165	20,342	13,368	19,514	19,188	159,422	312	314,757
Unsecured
Pass	4,699	11,378	6,486	1,745	786	3,126	8,472	—	36,692
Special Mention	—	—	—	—	—	—	2,503	—	2,503
Total	4,699	11,378	6,486	1,745	786	3,126	10,975	—	39,195
Consumer and other
Pass	211,632	65,818	126,656	14,902	3,323	3,186	106	—	425,623
Substandard	—	—	—	—	3	—	—	—	3
Total	211,632	65,818	126,656	14,902	3,326	3,186	106	—	425,626
Total	$907,812	$861,184	$571,124	$345,597	$857,133	$965,544	$195,509	$312	$4,704,215

Total loans held for investment by risk category
Pass	$902,309	$843,317	$567,184	$340,915	$762,261	$881,902	$190,460	$312	$4,488,660
Watch	—	16,204	3,648	3,355	66,898	55,493	1,391	—	146,989
Special Mention	5,503	630	292	1,301	27,681	10,620	2,507	—	48,534
Substandard	—	1,033	—	26	293	17,529	1,151	—	20,032
Total	$907,812	$861,184	$571,124	$345,597	$857,133	$965,544	$195,509	$312	$4,704,215

Table 4.2: Loans by Risk Category and Vintage (continued)

	Amortized Cost Basis by Origination Year as of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial
Pass	$670,067	$414,556	$282,656	$831,032	$573,695	$384,650	$13,549	$—	$3,170,205
Watch	200	—	2,974	31,209	16,949	23,407	1,391	—	76,130
Special Mention	—	—	—	7,256	6,226	21,623	—	—	35,105
Substandard	1,044	—	2,122	—	3,700	14,040	415	—	21,321
Total	671,311	414,556	287,752	869,497	600,570	443,720	15,355	—	3,302,761
Commercial land and development
Pass	414	75	—	—	—	369	496	—	1,354
Total	414	75	—	—	—	369	496	—	1,354
Commercial construction
Pass	19,160	11,692	50,158	522	—	—	—	—	81,532
Watch	—	14,891	—	—	—	—	—	—	14,891
Total	19,160	26,583	50,158	522	—	—	—	—	96,423
Residential construction
Pass	8,341	—	—	—	—	—	—	—	8,341
Total	8,341	—	—	—	—	—	—	—	8,341
Residential
Pass	6,285	5,923	4,718	2,784	8,883	7,548	1,459	—	37,600
Total	6,285	5,923	4,718	2,784	8,883	7,548	1,459	—	37,600
Farmland
Pass	19,761	1,080	1,994	6,126	8,215	21,323	—	—	58,499
Watch	—	—	—	—	—	585	—	—	585
Special Mention	—	500	—	—	—	—	—	—	500
Total	19,761	1,580	1,994	6,126	8,215	21,908	—	—	59,584
Commercial:
Secured
Pass	53,217	25,960	15,257	16,058	6,881	15,762	106,526	—	239,661
Watch	—	95	528	6,867	1,665	1,122	—	—	10,277
Special Mention	73	—	251	212	—	—	1,374	—	1,910
Substandard	167	—	166	34	74	17	499	—	957
Total	53,457	26,055	16,202	23,171	8,620	16,901	108,399	—	252,805
Unsecured
Pass	12,597	8,163	2,514	1,282	1,828	2,874	11,195	—	40,453
Total	12,597	8,163	2,514	1,282	1,828	2,874	11,195	—	40,453
Consumer and other
Pass	72,893	172,130	21,159	4,976	4,172	120	152	—	275,602
Substandard	—	—	—	6	—	—	—	—	6
Total	72,893	172,130	21,159	4,982	4,172	120	152	—	275,608
Total	$864,219	$655,065	$384,497	$908,364	$632,288	$493,440	$137,056	$—	$4,074,929

Total loans held for investment
Pass	$862,735	$639,579	$378,456	$862,780	$603,674	$432,646	$133,377	$—	$3,913,247
Watch	200	14,986	3,502	38,076	18,614	25,114	1,391	—	101,883
Special Mention	73	500	251	7,468	6,226	21,623	1,374	—	37,515
Substandard	1,211	—	2,288	40	3,774	14,057	914	—	22,284
Total	$864,219	$655,065	$384,497	$908,364	$632,288	$493,440	$137,056	$—	$4,074,929

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

Table 4.3: Gross Charge-Offs by Vintage
	Gross Charge-Offs by Origination Year for the nine months ended September 30, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial:
Secured	$—	$91	$571	$749	$373	$843	$—	$—	$2,627
Consumer and other	—	—	—	29	98	45	—	—	172
Total	$—	$91	$571	$778	$471	$888	$—	$—	$2,799

	Gross Charge-Offs by Origination Year for the nine months ended September 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Real estate:
Commercial	$—	$—	$—	$112	$168	$—	$—	$—	$280
Commercial:
Secured	—	224	510	386	343	1,301	—	—	2,764
Unsecured	—	—	—	—	50	—	—	—	50
Consumer and other	—	—	13	132	66	—	—	—	211
Total	$—	$224	$523	$630	$627	$1,301	$—	$—	$3,305

Table 4.4 shows the age analysis of past due loans by class as of the dates shown.

Table 4.4: Age Analysis of Past Due Loans by Class
(in thousands)	Past Due
	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
September 30, 2026
Real estate:
Commercial	$—	$—	$—	$—	$3,675,861	$3,675,861
Commercial land and development	—	—	—	—	2,489	2,489
Commercial construction	—	—	—	—	122,215	122,215
Residential construction	—	—	—	—	25,509	25,509
Residential	—	—	—	—	41,560	41,560
Farmland	—	—	—	—	57,003	57,003
Commercial:
Secured	1,079	107	214	1,400	313,357	314,757
Unsecured	—	—	—	—	39,195	39,195
Consumer and other	9	—	—	9	425,617	425,626
Total	$1,088	$107	$214	$1,409	$4,702,806	$4,704,215

December 31, 2025
Real estate:
Commercial	$859	$—	$—	$859	$3,301,902	$3,302,761
Commercial land and development	—	—	—	—	1,354	1,354
Commercial construction	—	—	—	—	96,423	96,423
Residential construction	—	—	—	—	8,341	8,341
Residential	—	—	—	—	37,600	37,600
Farmland	—	—	—	—	59,584	59,584
Commercial:
Secured	691	8	183	882	251,923	252,805
Unsecured	—	—	—	—	40,453	40,453
Consumer and other	46	—	—	46	275,562	275,608
Total	$1,596	$8	$183	$1,787	$4,073,142	$4,074,929
There were no loans greater than 90 days past due and still accruing interest income as of September 30, 2026 or December 31, 2025.
Table 4.5 presents the amortized cost basis of the Company’s collateral dependent loans by class as of the periods indicated. These loans were individually evaluated for credit loss in accordance with the Company’s allowance for credit losses methodology.

Table 4.5: Collateral Dependent Loans by Class
(in thousands)	September 30, 2026	December 31, 2025
Real estate:
Commercial	$13,033	$2,667
Commercial:
Secured	8	17
Total	$13,041	$2,684

There were no residential real estate loans in process of foreclosure at September 30, 2026 or December 31, 2025.
Modifications to loans for borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
Table 4.6 presents the amortized cost basis of loans by class that were modified due to financial difficulty during the periods indicated.

Table 4.6: Amortized Cost Basis of Loans Modified due to Financial Difficulty
(in thousands)	For the three months ended September 30, 2026		For the three months ended September 30, 2025
	Payment Change	Total % of Loans Receivable	Payment Change	Total % of Loans Receivable
Real estate:
Commercial	$11,359	0.24%	$—	—%
Total	$11,359	0.24%	$—	—%

(in thousands)	For the nine months ended September 30, 2026		For the nine months ended September 30, 2025
	Payment Change	Total % of Loans Receivable	Payment Change	Total % of Loans Receivable
Real estate:
Commercial	$11,359	0.24%	$1,647	0.04%
Total	$11,359	0.24%	$1,647	0.04%
Table 4.7 presents the financial effect of loans by class that were modified due to financial difficulty during the periods indicated.

Table 4.7: Financial Effect of Loans Modified due to Financial Difficulty
For the three months ended September 30,	Modification Type	Loan Type	Financial Effect
2025	None
2026	Payment Deferment	Real estate: Commercial	Deferred the full loan payment for three months

For the nine months ended September 30,	Modification Type	Loan Type	Financial Effect
2025	Payment Change/Deferment	Real estate: Commercial	Reduced the loan payment owed by the borrower for five months and deferred the full loan payment for one month
2026	Payment Deferment	Real estate: Commercial	Deferred the full loan payment for three months
Table 4.8 presents the Company’s non-accrual loans by class as of the periods indicated.

Table 4.8: Non-accrual Loans
(in thousands)	September 30, 2026	December 31, 2025
Real estate:
Commercial	$13,072	$2,666
Commercial:
Secured	223	430
Total non-accrual loans	$13,295	$3,096

No interest income was recognized on non-accrual loans in the three and nine months ended September 30, 2026 or September 30, 2025. Non-accrual real estate loans did not have an allowance for credit losses as of September 30, 2026 or December 31, 2025. Non-accrual commercial loans had an immaterial allowance for credit losses as of September 30, 2026 and December 31, 2025. Interest income can be recognized on non-accrual loans in cases where resolution occurs through a sale or full payment is received on the non-accrual loan.
The amount of foregone interest income related to non-accrual loans was $179.6 thousand and $328.1 thousand for the three and nine months ended September 30, 2026, as compared to $42.5 thousand and $112.6 thousand for the three and nine months ended September 30, 2025.
Allowance for Credit Losses
Table 4.9 discloses activity in the allowance for credit losses for the periods indicated.

Table 4.9: Allowance for Credit Losses
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Three months ended September 30, 2026
Real estate:
Commercial	$28,371	$—	$—	$169	$28,540
Commercial land and development	90	—	—	2	92
Commercial construction	4,444	—	—	82	4,526
Residential construction	533	—	—	273	806
Residential	419	—	—	42	461
Farmland	468	—	—	(36)	432
Commercial:
Secured	9,594	(758)	116	1,678	10,630
Unsecured	486	—	—	16	502
Consumer and other	2,930	(24)	21	474	3,401
Total	$47,335	$(782)	$137	$2,700	$49,390

Three months ended September 30, 2025
Real estate:
Commercial	$27,792	$(280)	$—	$(4,039)	$23,473
Commercial land and development	33	—	—	(3)	30
Commercial construction	2,575	—	—	1,780	4,355
Residential construction	75	—	—	33	108
Residential	334	—	—	17	351
Farmland	723	—	—	(298)	425
Commercial:
Secured	5,623	(503)	150	5,130	10,400
Unsecured	417	—	—	21	438
Consumer and other	2,595	(68)	95	(141)	2,481
Total	$40,167	$(851)	$245	$2,500	$42,061

Table 4.9: Allowance for Credit Losses (continued)
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)	Ending Balance
Nine months ended September 30, 2026
Real estate:
Commercial	$25,219	$—	$—	$3,321	$28,540
Commercial land and development	56	—	—	36	92
Commercial construction	4,050	—	—	476	4,526
Residential construction	213	—	—	593	806
Residential	362	—	—	99	461
Farmland	467	—	—	(35)	432
Commercial:
Secured	11,204	(2,627)	385	1,668	10,630
Unsecured	482	—	2	18	502
Consumer and other	2,356	(172)	143	1,074	3,401
Total	$44,409	$(2,799)	$530	$7,250	$49,390

Nine months ended September 30, 2025
Real estate:
Commercial	$25,864	$(280)	$—	$(2,111)	$23,473
Commercial land and development	78	—	—	(48)	30
Commercial construction	2,268	—	—	2,087	4,355
Residential construction	64	—	—	44	108
Residential	270	—	—	81	351
Farmland	607	—	—	(182)	425
Commercial:
Secured	5,866	(2,764)	310	6,988	10,400
Unsecured	278	(50)	—	210	438
Consumer and other	2,496	(211)	215	(19)	2,481
Total	$37,791	$(3,305)	$525	$7,050	$42,061
Unfunded Loan Commitment Reserves
Unfunded loan commitment reserves are included in “Interest payable and other liabilities” in the unaudited consolidated balance sheets. Provisions for unfunded loan commitments are included in “Provision for credit losses” in the unaudited consolidated statements of income.

Table 4.10: Unfunded Loan Commitment Reserves
	Three months ended		Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at beginning of period	$1,072	$597	$697	$747
Provision (benefit)	(200)	—	175	(150)
Balance at end of period	$872	$597	$872	$597
Pledged Loans
The Company’s FHLB line of credit is secured under terms of a collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $2.5 billion and $2.2 billion at September 30, 2026 and December 31, 2025, respectively. In addition, the Company pledges eligible tenants in common loans, which totaled $1.6 billion and $1.3 billion at September 30, 2026 and December 31, 2025, respectively, to secure its borrowing capacity with the Federal Reserve Discount Window. See Note 6, Subordinated Notes and Other Borrowings, for further discussion of these borrowings.
Note 5: Interest-Bearing Deposits
Table 5.1 shows the composition of interest-bearing deposits as of September 30, 2026 and December 31, 2025.

Table 5.1: Interest-Bearing Deposits
(in thousands)	September 30, 2026	December 31, 2025
Interest-bearing transaction accounts	$415,688	$344,200
Savings accounts	149,296	139,169
Money market accounts	2,791,209	2,078,567
Time accounts, $250 or more	226,508	350,032
Other time accounts	31,339	204,579
Total interest-bearing deposits	$3,614,040	$3,116,547
Time deposits totaled $257.8 million and $554.6 million as of September 30, 2026 and December 31, 2025, respectively. Scheduled maturities of time deposits as of September 30, 2026 for the next five years are shown in Table 5.2.

Table 5.2: Scheduled Maturities of Time Deposits
(in thousands)
2026	$213,826
2027	43,857
2028	164
2029	—
2030	—
Total time deposits	$257,847
Total deposits include deposits offered through the IntraFi Network that are comprised of Certificate of Deposit Account Registry Service® (“CDARS”) balances included in time deposits and Insured Cash Sweep® (“ICS”) balances included in money market and interest-bearing transaction deposits. Through this network, the Company offers customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When funds are deposited through CDARS and ICS on behalf of a customer, the Company has the option of receiving matching deposits through the network’s reciprocal deposit program or placing deposits “one-way,” for which the Company receives no matching deposits. The Company considers the reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. There were no one-way deposits at September 30, 2026 or December 31, 2025. The composition of network deposits as of September 30, 2026 and December 31, 2025 is shown in Table 5.3.

Table 5.3: Network Deposits
(in thousands)	September 30, 2026	December 31, 2025
CDARS	$23,981	$21,488
ICS	1,328,843	957,156
Total network deposits	$1,352,824	$978,644

Table 5.4 presents interest expense recognized on interest-bearing deposits for the periods ended September 30, 2026 and 2025.

Table 5.4: Interest Expense Recognized on Interest-Bearing Deposits
	Three months ended		Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest-bearing transaction accounts	$1,782	$1,194	$4,212	$3,350
Savings accounts	940	895	2,614	2,468
Money market accounts	21,729	15,348	56,897	41,052
Time accounts, $250 or more	2,364	4,015	8,153	11,716
Other time accounts	272	2,884	3,022	10,602
Total interest expense on interest-bearing deposits	$27,087	$24,336	$74,898	$69,188
Note 6: Subordinated Notes and Other Borrowings
Subordinated notes: On August 17, 2022, the Company completed a private placement of $75.0 million of fixed-to-floating rate subordinated notes to certain qualified investors, of which $19.3 million was purchased by existing or former members of the board of directors and their affiliates. The notes were used for capital management and general corporate purposes, including, without limitation, the redemption of existing subordinated notes. The subordinated notes have a maturity date of September 1, 2032 and bear interest, payable semi-annually, at the rate of 6.00% per annum until September 1, 2027. On that date, the interest rate will be adjusted to float at a rate equal to the three-month Term SOFR plus 329.0 basis points (7.37% as of September 30, 2026) until maturity. The notes include a right of prepayment, on or after August 17, 2027 or, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior in right of payment to general and secured creditors and depositors of the Company.
The subordinated notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. Eligible amounts will be phased out by 20% per year beginning five years before the maturity date of the notes. Debt issuance costs incurred in conjunction with the notes were $1.5 million, of which $0.6 million has been amortized as of September 30, 2026. The Company reflects debt issuance costs as a direct deduction from the face of the note. The debt issuance costs are amortized into interest expense through the maturity period. At September 30, 2026 and December 31, 2025, the carrying value of the Company’s subordinated notes outstanding was $74.2 million and $74.0 million, respectively.
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

Table 6.1: Financing Availability with the FHLB
(in thousands)	September 30, 2026	December 31, 2025
Total financing ability from the FHLB	$1,714,154	$1,518,680
Less: outstanding borrowings	—	—
Less: LCs pledged to secure State of California deposits	212,000	312,500
Less: LCs pledged to secure local agency deposits	950,000	575,000
Total LCs issued	1,162,000	887,500
Available borrowing capacity with the FHLB	$552,154	$631,180
As of September 30, 2026 and December 31, 2025, the Company had the ability to borrow from the Federal Reserve Discount Window. The borrowings were available at an interest rate of 4.00% as of September 30, 2026. At September 30, 2026 and December 31, 2025, the borrowing capacity under this arrangement was $1.1 billion and $957.4 million, respectively. There were no amounts outstanding at September 30, 2026 or December 31, 2025. The borrowing line is secured by certain liens on the Company’s loans and certain available-for-sale securities.
At September 30, 2026 and December 31, 2025, the Company had five unsecured federal funds lines of credit totaling $185.0 million with five of its correspondent banks. The borrowings were available at interest rates ranging from 4.00% to 5.20% as of September 30, 2026. There were no amounts outstanding at September 30, 2026 or December 31, 2025.
Note 7: Shareholders’ Equity
(a) Earnings per Share (“EPS”)
Basic EPS is net income divided by the weighted average number of common shares outstanding during the period less average unvested restricted stock awards (“RSAs”). Diluted EPS includes the dilutive effect of additional potential common shares related to unvested RSAs and unvested performance-based restricted stock units (“PSUs”) using the treasury stock method. The Company has two forms of outstanding common stock: common stock and unvested RSAs. Holders of unvested RSAs receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings, and therefore the RSAs are considered participating securities. However, under the two-class method, the difference in EPS is not significant for these participating securities. PSUs represent the right to receive shares of common stock upon the achievement of specified performance conditions over a defined performance period. Unlike RSAs, PSUs do not carry voting rights or dividend rights prior to vesting, and the number of shares ultimately issued may range from zero to a maximum payout factor depending on the level of performance achieved relative to pre-established targets. PSUs are included in the diluted EPS calculation using the treasury stock method only to the extent the applicable performance conditions have been met or are considered probable of being met as of the end of the reporting period.

Table 7.1: EPS
	Three months ended		Nine months ended
(in thousands, except share and per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$21,909	$16,344	$59,929	$43,963

Basic weighted average common shares outstanding	23,620,369	21,231,563	22,057,790	21,222,504
Add: Dilutive effects of assumed vesting of restricted and performance-based stock	77,028	50,255	71,147	45,823
Total dilutive weighted average common shares outstanding	23,697,397	21,281,818	22,128,937	21,268,327
Earnings per common share:
Basic EPS	$0.92	$0.77	$2.70	$2.07
Diluted EPS	$0.92	$0.77	$2.70	$2.07
The Company did not have any anti-dilutive shares at September 30, 2026 or September 30, 2025.
(b) Dividends
The board of directors declared on July 16, 2026, and the Company subsequently paid, a cash dividend of $0.25 per share, totaling $6.1 million.
(c) Stock-Based Incentive Arrangement
The Company’s stock-based compensation consists of RSAs granted under its historical stock-based incentive arrangement (the “Historical Incentive Plan”) and RSAs and PSUs issued under the Five Star Bancorp 2021 Equity Incentive Plan (the “Equity Incentive Plan”).
The Historical Incentive Plan consisted of RSAs for certain executive officers of the Company. The arrangement provided that these executive officers would receive shares of restricted common stock of the Company that vested over three years, with the number of shares granted based upon achieving certain performance objectives. These objectives included, but were not limited to, net income adjusted for the provision for credit losses, deposit growth, efficiency ratio, net interest margin, and asset quality. Compensation expense for RSAs granted under the Historical Incentive Plan was recognized over the service period, which is equal to the vesting period of the shares based on the fair value of the shares at issue date.
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
As of September 30, 2026, there were 1,277,489 shares available for future grant under the Equity Incentive Plan; this figure reflects shares reserved for grants and shares reserved for outstanding PSUs at target performance. The actual number of shares to be issued in connection with outstanding PSUs remains variable and is contingent upon the achievement of the applicable performance conditions at the end of the performance period, and therefore the shares ultimately issued may differ from the target amounts reflected herein.
The Company recognized $0.6 million and $0.4 million of non-cash stock compensation expense for the three months ended September 30, 2026 and September 30, 2025, respectively. The Company recognized $1.5 million and $1.0 million of non-cash stock compensation expense for the nine months ended September 30, 2026 and September 30, 2025, respectively.
As of September 30, 2026, there was approximately $2.7 million of unrecognized compensation expense related to the 118,376 unvested RSAs. The holders of unvested RSAs are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested RSAs are recorded as tax benefits in the consolidated statements of income with a corresponding decrease to current taxes payable. Such tax benefits and related expense are expected to be recognized over the weighted average term remaining on the unvested RSAs of 1.52 years as of September 30, 2026. The impact of tax benefits for dividends paid on unvested RSAs on the Company’s unaudited consolidated statements of income for the three and nine months ended September 30, 2026 and September 30, 2025 was immaterial.

Table 7.2 summarizes activity related to restricted shares for the periods indicated.

Table 7.2: Unvested RSA Activity
	For the three months ended September 30,				For the nine months ended September 30,
	2026		2025		2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	120,761	$29.07	129,448	$22.08	124,747	$23.25	120,577	$21.36
Shares granted	—	—	7,062	27.55	35,477	41.58	49,303	28.26
Shares vested	(2,385)	34.55	—	—	(41,848)	23.08	(33,037)	21.33
Shares forfeited	—	—	(666)	21.97	—	—	(999)	21.97
Balance at end of period	118,376	$28.96	135,844	$23.86	118,376	$28.96	135,844	$23.86
As of September 30, 2026, there was approximately $1.3 million of unrecognized compensation expense related to the 48,900 unvested PSUs. This amount is estimated based on the assumption that performance conditions will be achieved at the 100% target payout level and is subject to adjustment each quarter as performance expectations are updated. The actual number of shares ultimately earned may range from 0% to 150% of the target award, depending on the level of achievement of the applicable performance conditions.
Table 7.3 summarizes information about unvested PSUs. The weighted average grant date fair value is based on the fair value at the time of grant. The vesting of PSUs is subject to achievement of specified performance targets and continued employment.

Table 7.3: Unvested PSU Activity
	For the three months ended September 30,				For the nine months ended September 30,
	2026		2025		2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	48,900	$36.87	—	$—	23,110	$31.15	—	$—
Shares granted	—	—	23,110	31.15	25,790	42.00	23,110	31.15
Balance at end of period	48,900	$36.87	23,110	$31.15	48,900	$36.87	23,110	$31.15
Table 7.3 shows the target number of PSUs awarded. Vesting of the PSUs is based on achievement of the Company’s three-year average return on average assets for the performance period relative to a peer group of publicly traded banks and bank holding companies utilizing the S&P Global Broad Market Index - Western Region. If the Company’s performance is at the 60th percentile, 70th percentile, or 80th percentile or above, the recipients are entitled to receive 50%, 100%, or 150% of their target award grant, respectively.
Note 8: Commitments and Contingencies
Financial Instruments with Off-Balance-Sheet Risk
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

Off-balance-sheet risk to loan loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance-sheet instruments, including obtaining collateral at exercise of the commitment. The contractual amounts of unfunded loan commitments and standby letters of credit not reflected in the unaudited consolidated balance sheets at the dates indicated are presented in Table 8.1.

Table 8.1: Unfunded Loan Commitments and Standby Letters of Credit
(in thousands)	September 30, 2026	December 31, 2025
Commercial lines of credit	$322,805	$287,988
Undisbursed commercial real estate loans	124,902	94,559
Undisbursed construction loans	111,372	82,420
Agricultural lines of credit	102,218	26,236
Undisbursed residential real estate loans	5,759	5,965
Undisbursed agricultural real estate loans	4,245	4,470
Other	1,662	1,627
Total commitments and standby letters of credit	$672,963	$503,265
The Company records an allowance for credit losses on unfunded loan commitments at the consolidated balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and historical loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $0.9 million as of September 30, 2026 and $0.7 million as of December 31, 2025, which is recorded in “Interest payable and other liabilities” in the unaudited consolidated balance sheets.
Concentrations of credit risk: The Company grants real estate mortgage, real estate construction, commercial, and consumer loans to customers primarily in California. Although the Company has a diversified loan portfolio, a substantial portion is secured by commercial and residential real estate.
In management’s judgment, a concentration of loans exists in real estate related loans, which represented approximately 83.47% of the Company’s loan portfolio at September 30, 2026 and 86.07% of the Company’s loan portfolio at December 31, 2025. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. Personal and business incomes represent the primary source of repayment for the majority of these loans.
Deposit concentrations: At September 30, 2026, the Company had 160 deposit relationships that exceeded $5.0 million each, totaling $3.0 billion, or approximately 62.44% of total deposits. The Company’s largest single deposit relationship at September 30, 2026 totaled $304.0 million, or approximately 6.30% of total deposits. Management maintains the Company’s liquidity position and lines of credit with correspondent banks to mitigate the risk of large withdrawals by this group of large depositors.
Contingencies and litigation matters: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially adversely affect the consolidated financial position or results of operations of the Company.
Correspondent banking agreements: The Company maintains funds on deposit with other FDIC-insured financial institutions under correspondent banking agreements. Uninsured deposits through these agreements totaled approximately $39.8 million and $27.4 million at September 30, 2026 and December 31, 2025, respectively.
Equity investments: The Company is a limited partner and has committed to and is invested in a limited number of venture-backed capital funds. As of September 30, 2026 and December 31, 2025, the balance of these investments totaled approximately $15.6 million and $12.1 million, respectively. As of September 30, 2026 and December 31, 2025, the estimated remaining commitment for these funds totaled $9.8 million and $13.7 million, respectively.

Note 9: Subsequent Events
On October 15, 2026, the board of directors of the Company declared a cash dividend of $0.25 per common share, which the Company expects to pay on November 9, 2026 to shareholders of record as of November 2, 2026.

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
•risks related to our strategic focus on lending to small- to medium-sized businesses;
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
The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2025 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and June 30, 2026, and other filings we may make with the SEC, copies of which are available from us at no charge. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.
Company Overview
Headquartered in the greater Sacramento metropolitan area of California, Five Star Bancorp is a bank holding company that operates through its wholly owned subsidiary, Five Star Bank, a California state-chartered non-member bank. We provide a broad range of banking products and services to small and medium-sized businesses, professionals, and individuals primarily in California through ten branch offices. Our mission is to strive to become the top business bank in all markets we serve through exceptional service, deep connectivity, and customer empathy. We are dedicated to serving real estate, agricultural, faith-based, and small- to medium-sized enterprises. We aim to consistently deliver value that meets or exceeds the expectations of our shareholders, customers, employees, business partners, and community. We refer to our mission as “purpose-driven and integrity-centered banking.” At September 30, 2026, we had total assets of $5.6 billion, total loans held for investment of $4.7 billion, and total deposits of $4.8 billion.
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
Our most significant accounting policies and our critical accounting estimates are described in greater detail in Note 1, Basis of Presentation, in the notes to our audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates included in our 2025 Annual Report on Form 10-K. We have identified accounting policies and estimates that, due to the difficult, subjective, or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our unaudited consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates, and assumptions used in the preparation of our financial statements are reasonable and appropriate, based on the information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material. There have been no significant changes concerning our critical accounting estimates as described in our 2025 Annual Report on Form 10-K.
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
Allowance for Credit Losses
The allowance for credit losses represents the estimated expected credit losses in our loan and investment portfolios and is estimated as of September 30, 2026 using Current Expected Credit Loss (“CECL”). The allowance for credit losses is established through a provision for credit losses charged to operations. Loans and investments are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses.
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

Executive Summary
Net income for the three and nine months ended September 30, 2026 totaled $21.9 million and $59.9 million, respectively, as compared to net income of $16.3 million and $44.0 million for the three and nine months ended September 30, 2025, respectively.
The following are highlights of our operating and financial performance, and financial condition for the dates and periods presented:
•Underwritten Public Offering. The Company completed an underwritten public offering of 3,133,750 shares of common stock during the three months ended September 30, 2026, with net proceeds of approximately $130.0 million after deducting underwriting discounts and commissions of approximately $7.3 million, and offering expenses of approximately $0.6 million. The transaction strengthened the Company’s capital base and positioned it for continued organic balance sheet growth, with a common equity Tier 1 capital ratio of 12.52% as of September 30, 2026, as compared to 10.58% as of December 31, 2025.
•Deposits. Total deposits increased by $623.4 million, or 14.84%, from $4.2 billion at December 31, 2025 to $4.8 billion at September 30, 2026. Non-wholesale deposits increased by $888.4 million in the first nine months of 2026 to $4.6 billion at September 30, 2026. Wholesale deposits, which the Company defines as brokered deposits and California Time Deposit Program deposits, decreased by $265.0 million in the first nine months of 2026 to $200.0 million at September 30, 2026. Non-interest-bearing deposits increased by $126.0 million in the first nine months of 2026 to $1.2 billion, and represented 25.09% of total deposits at September 30, 2026, as compared to 25.82% of total deposits at December 31, 2025. Our loan to deposit ratio was 97.51% at September 30, 2026, as compared to 97.00% at December 31, 2025.
•Assets. Total assets were $5.6 billion at September 30, 2026, representing a $804.8 million, or 16.92%, increase compared to $4.8 billion at December 31, 2025.
•Loans. Total loans held for investment were $4.7 billion at September 30, 2026, as compared to $4.1 billion at December 31, 2025, an increase of $629.3 million, or 15.44%. The increase was a result of $1.6 billion in loan originations and advances, partially offset by $304.5 million and $633.2 million in loan payoffs and paydowns, respectively.
•Credit Quality. Credit quality remains strong, with non-accrual loans representing $13.3 million, or 0.28% of total loans held for investment at September 30, 2026, as compared to $3.1 million, or 0.08% of total loans held for investment at December 31, 2025. This increase was due to a $10.2 million, or 329.43%, increase in nonperforming loans due to one Community Reinvestment Act loan that was placed on non-accrual status during the three months ended June 30, 2026. The balance of the loan is $11.4 million as of September 30, 2026, and it was originally downgraded to substandard in 2025. This was partially offset by improvements across the remainder of the nonperforming loan portfolio. The ratio of the allowance for credit losses to total loans held for investment was 1.05% at September 30, 2026 and 1.09% at December 31, 2025.
•Net Interest Margin. Net interest margin was 3.69% for the three months ended September 30, 2026, up from 3.56% for the corresponding period of 2025, reflecting balance sheet growth and lower deposit funding costs following three Federal Reserve rate cuts that began in September 2025, partially offset by lower yields on interest-earning assets. Additionally, net interest margin was 3.67% for the nine months ended September 30, 2026, up from 3.52% for the corresponding period of 2025, reflecting balance sheet growth and lower deposit funding costs following three Federal Reserve rate cuts that began in September 2025, partially offset by lower yields on interest-earning assets.
•Efficiency Ratio. Efficiency ratio was 39.13% for the three months ended September 30, 2026, down from 40.13% for the corresponding period of 2025, mainly due to a $11.6 million, or 29.42%, increase in net interest income during the same period, partially offset by a $4.0 million, or 24.19%, increase in non-interest expense. Additionally, efficiency ratio was 39.54% for the nine months ended September 30, 2026, down from 41.18% for the corresponding period of 2025, mainly due to a $30.6 million, or 27.88%, increase in net interest income, partially offset by a $10.3 million, or 21.65%, increase in non-interest expense.

•Capital Ratios. All capital ratios were above well-capitalized regulatory thresholds as of September 30, 2026 and reflect additional common stock of approximately $130.0 million issued through the public offering that closed in July 2026. The total risk-based capital ratio for the Company was 15.00% at September 30, 2026, as compared to 13.33% at December 31, 2025. The Tier 1 leverage ratio was 11.21% at September 30, 2026, as compared to 9.70% at December 31, 2025. For additional information about the regulatory capital requirements applicable to the Company and the Bank, see the section entitled “—Financial Condition Summary—Capital Adequacy” below.
•Dividends. The board of directors declared a cash dividend of $0.25 per share on July 16, 2026.

Highlights of our financial results are presented in the following tables:

Table 1: Highlights of Financial Results
(dollars in thousands)	September 30, 2026	December 31, 2025
Selected financial condition data:
Total assets	$5,559,618	$4,754,861
Total loans held for investment	4,704,215	4,074,929
Total deposits	4,824,528	4,201,084
Total subordinated notes, net	74,150	74,041
Total shareholders’ equity	617,211	445,832
Asset quality ratios:
Allowance for credit losses to total loans held for investment	1.05%	1.09%
Allowance for credit losses to nonperforming loans	371.49%	1,434.40%
Nonperforming loans to total loans held for investment	0.28%	0.08%
Capital ratios:
Total capital (to risk-weighted assets)	15.00%	13.33%
Tier 1 capital (to risk-weighted assets)	12.52%	10.58%
Common equity Tier 1 capital (to risk-weighted assets)	12.52%	10.58%
Tier 1 leverage	11.21%	9.70%
Total shareholders’ equity to total assets	11.10%	9.38%
Tangible shareholders’ equity to tangible assets[1]	11.10%	9.38%

Table 2: Highlights of Financial Results (continued)
	For the three months ended		For the nine months ended
(dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Selected operating data:
Net interest income	$50,926	$39,348	$140,466	$109,840
Provision for credit losses	2,500	2,500	7,425	6,900
Non-interest income	1,694	1,966	5,209	5,135
Non-interest expense	20,591	16,580	57,601	47,351
Net income	21,909	16,344	59,929	43,963

Per common share data:
Earnings per common share:
Basic	$0.92	$0.77	$2.70	$2.07
Diluted	$0.92	$0.77	$2.70	$2.07
Book value per share	$25.15	$20.19	$25.15	$20.19
Tangible book value per share[2]	$25.15	$20.19	$25.15	$20.19

Performance and other financial ratios:
Return on Average Assets, annualized (“ROAA”)	1.55%	1.44%	1.53%	1.37%
Return on Average Equity, annualized (“ROAE”)	15.04%	15.35%	16.05%	14.29%
Net interest margin	3.69%	3.56%	3.67%	3.52%
Total cost of funds[3]	2.25%	2.51%	2.23%	2.53%
Efficiency ratio	39.13%	40.13%	39.54%	41.18%
Cash dividend payout ratio on common stock[4]	27.17%	25.97%	27.78%	28.99%

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

RESULTS OF OPERATIONS
The following discussion of our results of operations compares the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.
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
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Net interest income increased by $11.6 million, or 29.42%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and our net interest margin increased by 13 basis points during the same period. The increase primarily reflected balance sheet growth and lower deposit funding costs following three Federal Reserve rate cuts that began in September 2025, partially offset by lower yields on interest-earning assets. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 3 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 3: Average Balances, Interest, and Yield/Rate
	For the three months ended September 30, 2026			For the three months ended September 30, 2025
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$772,887	$7,286	3.74%	$451,534	$5,009	4.40%
Investment securities[1,2]	90,174	496	2.18%	96,806	579	2.38%
Loans held for investment and sale[1,3]	4,612,608	71,392	6.14%	3,831,851	59,257	6.14%
Total interest-earning assets[1]	5,475,669	79,174	5.74%	4,380,191	64,845	5.87%
Interest receivable and other assets, net[4]	120,299			110,118
Total assets	$5,595,968			$4,490,309
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$433,005	$1,782	1.63%	$300,642	$1,194	1.58%
Savings accounts[1]	150,815	940	2.47%	130,973	895	2.71%
Money market accounts[1]	2,829,499	21,729	3.05%	1,874,089	15,348	3.25%
Time accounts[1]	282,857	2,636	3.70%	639,434	6,899	4.28%
Subordinated notes and other borrowings[1]	74,127	1,161	6.22%	73,981	1,161	6.23%
Total interest-bearing liabilities	3,770,303	28,248	2.97%	3,019,119	25,497	3.35%
Demand accounts	1,212,088			1,016,560
Interest payable and other liabilities	35,691			32,210
Shareholders’ equity	577,886			422,420
Total liabilities and shareholders’ equity	$5,595,968			$4,490,309
Net interest spread[5]			2.77%			2.52%
Net interest income/margin[6]		$50,926	3.69%		$39,348	3.56%
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

Table 4: Interest Income and Expense Change Analysis
	For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
(dollars in thousands)	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$3,029	$(752)	$2,277
Investment securities	(35)	(48)	(83)
Loans held for investment and sale	12,083	52	12,135
Total interest-earning assets	15,077	(748)	14,329
Interest-bearing transaction accounts	545	43	588
Savings accounts	124	(79)	45
Money market accounts	7,336	(955)	6,381
Time accounts	(3,322)	(941)	(4,263)
Subordinated notes and other borrowings	2	(2)	—
Total interest-bearing liabilities	4,685	(1,934)	2,751
Changes in net interest income/margin	$10,392	$1,186	$11,578
As compared to the three months ended September 30, 2025, net interest income during the three months ended September 30, 2026 increased by $11.6 million, or 29.42%, to $50.9 million from $39.3 million. Net interest margin totaled 3.69% for the three months ended September 30, 2026, an increase of 13 basis points compared to the same quarter of the prior year. The increase primarily reflected balance sheet growth and lower deposit funding costs following three Federal Reserve rate cuts that began in September 2025, partially offset by lower yields on interest-earning assets. The increase in net interest income is primarily attributable to a $14.3 million increase in interest income, mainly due to a $780.8 million, or 20.38%, increase in the average balance of loans and a $321.4 million, or 71.17%, increase in the average balance of interest-earning deposits in banks. The benefit from higher average earning assets was partially offset by a 13-basis-point decrease in the yield on interest-earning assets to 5.74%. The average loan yield remained stable at 6.14%, as the effect of lower rates on repricing loans was offset by loan growth and changes in portfolio mix. This increase in interest income was partially offset by a $2.8 million increase in interest expense, stemming from a $946.6 million, or 23.89%, increase in the average balance of deposits during the three months ended September 30, 2026, moderated by a 25-basis-point decrease in the average cost of deposits compared to the same quarter of the prior year, reflecting deposit repricing following the three Federal Reserve rate cuts that began in September 2025 and an improved funding mix. Further supporting the decreasing average cost of deposits, the average balance of non-interest-bearing deposits increased by $195.5 million, or 19.23%, and brokered deposits decreased from $216.4 million to zero compared to the same period of the prior year.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Net interest income increased by $30.6 million, or 27.88%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, and our net interest margin increased by 15 basis points when compared to the same period in 2025. The increase primarily reflected balance sheet growth and lower deposit funding costs following three Federal Reserve rate cuts that began in September 2025, partially offset by lower yields on interest-earning assets. Additional detail relating to net interest margin in each period is provided below.

Average balance sheet, interest, and yield/rate analysis. Table 5 presents average balance sheet information, interest income, interest expense, and the corresponding average yield earned or rate paid for each period reported. The average balances are daily averages and include both performing and nonperforming loans.

Table 5: Average Balances, Interest, and Yield/Rate
(dollars in thousands)	For the nine months ended September 30, 2026			For the nine months ended September 30, 2025
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning deposits in banks[1]	$655,069	$18,226	3.72%	$381,107	$12,571	4.41%
Investment securities[1,2]	93,481	1,549	2.21%	98,375	1,737	2.36%
Loans held for investment and sale[1,3]	4,365,479	199,073	6.10%	3,698,120	168,204	6.08%
Total interest-earning assets[1]	5,114,029	218,848	5.72%	4,177,602	182,512	5.84%
Interest receivable and other assets, net[4]	120,879			101,825
Total assets	$5,234,908			$4,279,427
Liabilities and shareholders’ equity
Interest-bearing transaction accounts[1]	$388,929	$4,212	1.45%	$295,933	$3,350	1.51%
Savings accounts[1]	144,299	2,614	2.42%	125,449	2,468	2.63%
Money market accounts[1]	2,526,136	56,897	3.01%	1,688,753	41,052	3.25%
Time accounts[1]	402,695	11,175	3.71%	690,506	22,318	4.32%
Subordinated notes and other borrowings[1]	74,097	3,484	6.29%	73,952	3,484	6.30%
Total interest-bearing liabilities	3,536,156	78,382	2.96%	2,874,593	72,672	3.38%
Demand accounts	1,166,376			961,903
Interest payable and other liabilities	33,201			31,674
Shareholders’ equity	499,175			411,257
Total liabilities and shareholders’ equity	$5,234,908			$4,279,427
Net interest spread[5]			2.76%			2.46%
Net interest income/margin[6]		$140,466	3.67%		$109,840	3.52%
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

Table 6: Interest Income and Expense Change Analysis
(In thousands)	For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
	Volume	Yield/Rate	Total Increase (Decrease)
Interest-earning deposits in banks	$7,622	$(1,967)	$5,655
Investment securities	(80)	(108)	(188)
Loans held for investment and sale	30,432	437	30,869
Total interest-earning assets	37,974	(1,638)	36,336
Interest-bearing transaction accounts	1,007	(145)	862
Savings accounts	341	(195)	146
Money market accounts	18,860	(3,015)	15,845
Time accounts	(7,986)	(3,157)	(11,143)
Subordinated notes and other borrowings	7	(7)	—
Total interest-bearing liabilities	12,229	(6,519)	5,710
Changes in net interest income/margin	$25,745	$4,881	$30,626
As compared to the nine months ended September 30, 2025, net interest income during the nine months ended September 30, 2026 increased by $30.6 million, or 27.88%, to $140.5 million from $109.8 million. Net interest margin totaled 3.67% for the nine months ended September 30, 2026, an increase of 15 basis points compared to the same period of the prior year. The increase primarily reflected balance sheet growth and lower deposit funding costs following three Federal Reserve rate cuts that began in September 2025, partially offset by lower yields on interest-earning assets. The increase in net interest income is primarily attributable to a $36.3 million increase in interest income, mainly due to a $667.4 million, or 18.05%, increase in the average balance of loans and a $274.0 million, or 71.89%, increase in the average balance of interest-earning deposits in banks. The benefit from higher average earning assets was partially offset by a 12-basis-point decrease in the yield on interest-earning assets to 5.72%. The average loan yield increased by two basis points to 6.10%, as loan growth and changes in portfolio mix offset the effect of lower rates on repricing loans. This increase in interest income was partially offset by a $5.7 million increase in interest expense, stemming from a $865.9 million, or 23.01%, increase in the average balance of deposits during the nine months ended September 30, 2026, moderated by a 30-basis-point decrease in the cost of deposits to 2.16% compared to the same period of the prior year, reflecting deposit repricing following the three Federal Reserve rate cuts that began in September 2025 and an improved funding mix. Further supporting the decreasing average cost of deposits, the average balance of non-interest-bearing deposits increased by $204.5 million, or 21.26%, as compared to the same period of the prior year, and the average balance of brokered deposits decreased from $293.3 million to $72.4 million, a $221.0 million, or 75.33%, decrease from the same period of the prior year.
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

Three months ended September 30, 2026 compared to three months ended September 30, 2025
We recorded a $2.5 million provision for credit losses in the third quarter of 2026, as compared to a $2.5 million provision for credit losses for the same period of 2025. The lack of change in the provision for credit losses in the third quarter of 2026 reflects loan growth and changes resulting from the annual CECL model refresh, offset by a decrease in the provision for unfunded commitments in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
We recorded a $7.4 million provision for credit losses in the first nine months of 2026, as compared to a $6.9 million provision for credit losses for the same period of 2025. The increase in the provision for credit losses recorded during the first nine months of 2026 is mainly due to loan growth and changes resulting from the annual CECL model refresh, partially offset by lower charge-offs.
Non-interest Income
Non-interest income is a secondary contributor to our net income, following interest income. Non-interest income consists of service charges on deposit accounts, gain on sale of loans, loan-related fees, FHLB stock dividends, earnings on BOLI, and other income.
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Table 7 details the components of non-interest income for the periods indicated.

Table 7: Non-interest Income
	For the three months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Service charges on deposit accounts	$148	$185	$(37)	(20.00)%
Loan-related fees	472	683	(211)	(30.89)%
FHLB stock dividends	424	329	95	28.88%
Earnings on BOLI	270	209	61	29.19%
Other	380	560	(180)	(32.14)%
Total non-interest income	$1,694	$1,966	$(272)	(13.84)%
Loan-related fees. The decrease resulted primarily from a decrease of $0.1 million in fees from swap referrals during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, combined with $0.1 million in rate lock fees and good faith deposits that were forfeited during the three months ended September 30, 2025 and did not reoccur during the three months ended September 30, 2026.
Other income. The decrease related primarily to an overall decline in earnings related to investments in venture-backed funds during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Table 8 details the components of non-interest income for the periods indicated.

Table 8: Non-interest Income
	For the nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Service charges on deposit accounts	$405	$596	$(191)	(32.05)%
Gain on sale of loans	—	244	(244)	(100.00)%
Loan-related fees	2,416	1,599	817	51.09%
FHLB stock dividends	1,377	985	392	39.80%
Earnings on BOLI	760	590	170	28.81%
Other	251	1,121	(870)	(77.61)%
Total non-interest income	$5,209	$5,135	$74	1.44%
Service charges on deposit accounts. The decrease related primarily to a $0.2 million decrease in net service charges assessed on analyzed deposit accounts.
Gain on sale of loans. The decrease related primarily to an overall decline in the volume of SBA loans sold due to a strategic, intentional reduction in originations of loans held for sale. During the nine months ended September 30, 2026, no SBA loans were sold, as compared to approximately $3.3 million of SBA loans sold with an effective yield of 7.41% during the nine months ended September 30, 2025.
Loan-related fees. The increase related primarily to a $0.8 million increase in fees from swap referrals, a $0.1 million increase in credit card-related income, and a $0.1 million increase in loan referral income, partially offset by a $0.2 million decrease in miscellaneous loan income from more rate lock fees and good faith deposits forfeited, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2026.
FHLB stock dividends. The increase related primarily to $0.7 million in special cash dividends from the FHLB during the nine months ended September 30, 2026, as compared to no special cash dividends from the FHLB during the nine months ended September 30, 2025. This was partially offset by a $0.3 million decrease in regular dividends related to the FHLB’s transition to a tier-based dividend structure, which lowered the Bank’s effective dividend rate received.
Earnings on BOLI. The increase related primarily to an increase in BOLI balances between September 30, 2025 and September 30, 2026 due to the addition of a new policy.
Other. The decrease related primarily to an overall decline in earnings related to equity investments in venture-backed funds during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
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

Three months ended September 30, 2026 compared to three months ended September 30, 2025
Table 9 details the components of non-interest expense for the periods indicated.

Table 9: Non-interest Expense
	For the three months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Salaries and employee benefits	$12,338	$9,716	$2,622	26.99%
Occupancy and equipment	935	700	235	33.57%
Data processing and software	1,742	1,559	183	11.74%
FDIC insurance	670	500	170	34.00%
Professional services	1,330	932	398	42.70%
Advertising and promotional	798	803	(5)	(0.62)%
Loan-related expenses	319	317	2	0.63%
Other operating expenses	2,459	2,053	406	19.78%
Total non-interest expense	$20,591	$16,580	$4,011	24.19%
Salaries and employee benefits. The increase related primarily to: (i) a $2.5 million increase in salaries, benefits, and bonus expense, mainly related to a 16.29% increase in headcount between September 30, 2025 and September 30, 2026; and (ii) a $0.5 million increase in commissions primarily due to higher loan originations period-over-period. This increase was partially offset by a $0.4 million increase in deferred loan origination costs due to higher loan originations period-over-period.
Occupancy and equipment. The increase was primarily driven by expenses associated with the Lodi branch office and the Calabasas non-depository office, both opened subsequent to the three months ended September 30, 2025. Additional increases stemmed from the Walnut Creek branch office and the Newport Beach non-depository office, which were only open for a portion of the three months ended September 30, 2025, as compared to the full three months ended September 30, 2026, and the San Francisco branch office, where an expansion project completed in the fourth quarter of 2025 resulted in elevated ongoing expenses.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; (iii) an increased number of licenses required for new users on our loan origination and documentation system; and (iv) the implementation of enhanced commercial real estate lending analytics and risk assessment software.
FDIC insurance. FDIC insurance expense is based on the FDIC assessment base, which generally reflects average consolidated total assets less average tangible equity. The increase in FDIC insurance expense was primarily due to a $960.4 million increase in the assessment base period-over-period.
Professional services. The increase related primarily to: (i) a $0.2 million increase in recruiter fees associated with strategic hiring initiatives; and (ii) a $0.1 million increase in legal fees incurred period-over-period related to ordinary course of business activities.
Other operating expenses. The increase related primarily to: (i) a $0.1 million increase in bank charges; (ii) a $0.1 million increase in reciprocal deposit network fees resulting from an overall increase in balances carried in the network; (iii) a $0.1 million increase in armored car and courier services; and (iv) a $0.1 million increase in employee-related expenses such as travel. This increase was partially offset by a $0.1 million decrease in operational losses.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Table 10 details the components of non-interest expense for the periods indicated.

Table 10: Non-interest Expense
	For the nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Salaries and employee benefits	$35,189	$27,760	$7,429	26.76%
Occupancy and equipment	2,637	1,994	643	32.25%
Data processing and software	5,002	4,524	478	10.57%
FDIC insurance	1,800	1,425	375	26.32%
Professional services	3,208	2,763	445	16.11%
Advertising and promotional	2,501	2,190	311	14.20%
Loan-related expenses	870	1,059	(189)	(17.85)%
Other operating expenses	6,394	5,636	758	13.45%
Total non-interest expense	$57,601	$47,351	$10,250	21.65%
Salaries and employee benefits. The increase was primarily a result of: (i) a $7.6 million increase in salaries, benefits, and bonus expense, mainly related to a 16.29% increase in headcount between September 30, 2025 and September 30, 2026; and (ii) a $1.7 million increase in commissions primarily due to higher loan originations period-over-period. This increase was partially offset by a $1.8 million increase in deferred loan origination costs due to higher loan originations period-over-period.
Occupancy and equipment. The increase was primarily due to expenses for the Lodi branch office and the Calabasas non-depository office, both of which opened subsequent to the nine months ended September 30, 2025. Additional increases stemmed from the Walnut Creek branch office and the Newport Beach non-depository office, which were only open for a portion of the prior-year period, and the San Francisco branch office, where an expansion project completed in the fourth quarter of 2025 has resulted in elevated ongoing expenses.
Data processing and software. The increase was primarily due to: (i) increased usage of our digital banking platform; (ii) higher transaction volumes related to the increased number of loan and deposit accounts; (iii) an increased number of licenses required for new users on our loan origination and documentation system; and (iv) the implementation of enhanced commercial real estate lending analytics and risk assessment software.
FDIC insurance. FDIC insurance expense is based on the FDIC assessment base, which generally reflects average consolidated total assets less average tangible equity. The increase in FDIC insurance expense was primarily due to a $960.4 million increase in the assessment base period-over-period.
Professional services. The increase was primarily due to: (i) a $0.2 million increase in legal fees incurred in the ordinary course of business; (ii) a $0.2 million increase in recruiter fees associated with strategic hiring initiatives; and (iii) a $0.1 million increase in audit fees. This increase was partially offset by a $0.1 million decrease in compensation consulting services.
Advertising and promotional. The increase was primarily due to additional expenses incurred to support the expansion of the Bank’s business development teams, including a $0.3 million increase related to business development expenses and a $0.1 million increase related to advertising and marketing expenses. This increase was partially offset by a $0.1 million decrease in event expenses for one-time events during the nine months ended September 30, 2026 that did not occur during the nine months ended September 30, 2025.
Loan-related expenses. The decrease was primarily related to a $0.1 million decrease in loan legal fees and a $0.1 million decrease in credit report costs.
Other operating expenses. The increase was primarily due to: (i) a $0.5 million increase in employee travel expenses; (ii) a $0.4 million increase in bank charges; (iii) a $0.3 million increase in reciprocal deposit network fees resulting from an overall increase in balances carried in the network; (iv) a $0.2 million increase in armored car and courier services; and (v) a $0.1 million increase in operational losses. The increase was partially offset by the release of a $1.0 million loss contingency on an SBA loan during the nine months ended September 30, 2026. No such release occurred during the nine months ended September 30, 2025.
Provision for Income Taxes
Three months ended September 30, 2026 compared to three months ended September 30, 2025
The provision for income taxes was $7.6 million for the three months ended September 30, 2026, a $1.7 million increase from the three months ended September 30, 2025. This increase was primarily driven by an increase in taxable income, partially offset by a $0.2 million benefit recorded during the three months ended September 30, 2026 related to the purchase of transferable tax credits that did not occur during the three months ended September 30, 2025. The effective tax rates were 25.81% and 26.49% for the three months ended September 30, 2026 and September 30, 2025, respectively.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
The provision for income taxes was $20.7 million for the nine months ended September 30, 2026, as compared to $16.8 million for the nine months ended September 30, 2025. The increase was primarily due to an overall increase in taxable income period-over-period, as well as a net $0.2 million reduction to the provision recorded during the six months ended June 30, 2025. This adjustment related to a tax law change for the state of California effective as of June 30, 2025, which required a transition from a three-factor apportionment formula to a single-sales-factor formula for determining state income tax. As such, the Company recorded a net benefit of approximately $0.9 million relating to the current year provision, which was partially offset by a $0.7 million expense relating to the remeasurement of the deferred tax assets and liabilities as of June 30, 2025. No such adjustment was recorded during the nine months ended September 30, 2026. This increase was partially offset by a $0.7 million benefit recorded during the nine months ended September 30, 2026 related to the purchase of transferable tax credits that did not occur during the nine months ended September 30, 2025. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 25.69% and 27.60%, respectively.
FINANCIAL CONDITION SUMMARY
The following discussion compares our financial condition as of September 30, 2026 to our financial condition as of December 31, 2025. Table 11 summarizes selected components of our unaudited consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Table 11: Selected Components of Consolidated Balance Sheets (Unaudited)
(dollars in thousands)	September 30, 2026	December 31, 2025
Total assets	$5,559,618	$4,754,861
Cash and cash equivalents	679,482	506,851
Total investments	84,158	96,889
Loans held for investment	4,704,215	4,074,929
Total deposits	4,824,528	4,201,084
Subordinated notes, net	74,150	74,041
Total shareholders’ equity	617,211	445,832
Total Assets
At September 30, 2026, total assets were $5.6 billion, an increase of $804.8 million from $4.8 billion at December 31, 2025. The increase was primarily comprised of a $629.3 million increase in total loans held for investment and a $172.6 million increase in cash and cash equivalents. The $629.3 million increase in total loans held for investment between December 31, 2025 and September 30, 2026 was a result of $1.6 billion in loan originations and advances, partially offset by $304.5 million and $633.2 million in loan payoffs and paydowns, respectively. The $629.3 million increase in total loans held for investment included $230.7 million in purchased loans within the consumer section of the loan portfolio.

Cash and Cash Equivalents
Total cash and cash equivalents were $679.5 million at September 30, 2026, an increase of $172.6 million from $506.9 million at December 31, 2025. The increase in cash and cash equivalents primarily resulted from $130.0 million in net proceeds from the underwritten public offering (after deducting underwriting discounts and commissions of $7.3 million, and offering expenses of approximately $0.6 million), $59.9 million in net income, and $623.4 million in deposit growth, partially offset by $629.3 million in cash outflows to fund growth in total loans held for investment.
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
Our total securities available-for-sale and held-to-maturity amounted to $84.2 million at September 30, 2026 and $96.9 million at December 31, 2025, representing a decrease of $12.7 million during the same period. The decrease to available-for-sale securities was primarily due to maturities, prepayments, and calls of $7.9 million, and an unrealized loss on securities of $4.3 million, with the remainder of the change due to amortization of premiums. For the nine months ended September 30, 2026, other comprehensive loss was $3.2 million, primarily due to market conditions on securities during that period.
Table 12 presents the carrying value of our investment portfolio as of the dates indicated.

Table 12: Carrying Value of Investment Securities
	As of
	September 30, 2026		December 31, 2025
(dollars in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Available-for-sale (at fair value):
U.S. government agency securities	$5,755	6.84%	$7,361	7.60%
Mortgage-backed securities	42,451	50.45%	48,186	49.73%
Obligations of states and political subdivisions	33,835	40.20%	36,964	38.15%
Collateralized mortgage obligations	187	0.22%	231	0.24%
Corporate bonds	—	—%	1,957	2.02%
Total available-for-sale	82,228	97.71%	94,699	97.74%

Held-to-maturity (at amortized cost):
Obligations of states and political subdivisions	1,930	2.29%	2,190	2.26%
Total	$84,158	100.00%	$96,889	100.00%

Table 13 presents the carrying value of our securities by their stated maturities, as well as the weighted average yields for each maturity range, as of the dates shown.

Table 13: Stated Maturities and Weighted Average Yields - Investment Securities
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
September 30, 2026
Available-for-sale:
U.S. government agency securities	$—	—%	$198	1.09%	$259	2.02%	$5,298	4.20%	$5,755	3.99%
Mortgage-backed securities	—	—%	1	6.84%	9,245	1.36%	33,205	1.90%	42,451	1.78%
Obligations of states and political subdivisions	—	—%	2,294	1.37%	15,598	1.74%	15,943	1.76%	33,835	1.72%
Collateralized mortgage obligations	—	—%	—	—%	187	1.76%	—	—%	187	1.76%
Total available-for-sale	—	—%	2,493	1.35%	25,289	1.60%	54,446	2.08%	82,228	1.91%
Held-to-maturity:
Obligations of states and political subdivisions	175	6.00%	860	6.00%	895	6.00%	—	—%	1,930	6.00%
Total	$175	6.00%	$3,353	2.54%	$26,184	1.75%	$54,446	2.08%	$84,158	2.00%

December 31, 2025
Available-for-sale:
U.S. government agency securities	$198	2.00%	$619	5.27%	$298	2.01%	$6,246	5.58%	$7,361	5.31%
Mortgage-backed securities	—	—%	—	—%	4,677	1.33%	43,509	1.79%	48,186	1.75%
Obligations of states and political subdivisions	—	—%	1,196	1.26%	12,385	1.64%	23,383	1.70%	36,964	1.67%
Collateralized mortgage obligations	—	—%	—	—%	231	1.76%	—	—%	231	1.76%
Corporate bonds	1,957	1.25%	—	—%	—	—%	—	—%	1,957	1.25%
Total available-for-sale	2,155	1.32%	1,815	2.63%	17,591	1.57%	73,138	2.09%	94,699	1.98%
Held-to-maturity:
Obligations of states and political subdivisions	170	6.00%	865	6.00%	1,155	6.00%	—	—%	2,190	6.00%
Total	$2,325	1.66%	$2,680	3.72%	$18,746	1.84%	$73,138	2.09%	$96,889	2.07%
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

Loan Portfolio
Our loan portfolio is our largest class of interest-earning assets and typically provides higher yields than other types of interest-earning assets. Associated with the higher yields is an inherent amount of credit risk, which we attempt to mitigate with strong underwriting standards. As of September 30, 2026 and December 31, 2025, our total loans amounted to $4.7 billion and $4.1 billion, respectively. Table 14 presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

Table 14: Loans Outstanding
	As of
	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Loans held for investment:
Real estate:
Commercial	$3,678,924	78.19%	$3,305,713	81.08%
Commercial land and development	2,487	0.05%	1,352	0.03%
Commercial construction	122,561	2.60%	96,760	2.37%
Residential construction	25,569	0.54%	8,389	0.21%
Residential	41,530	0.88%	37,566	0.92%
Farmland	57,027	1.21%	59,606	1.46%
Commercial:
Secured	313,600	6.66%	251,736	6.17%
Unsecured	39,164	0.83%	40,422	0.99%
Consumer and other	425,531	9.04%	275,475	6.77%
Loans held for investment, gross	4,706,393	100.00%	4,077,019	100.00%

Loans held for sale	—	—%	—	—%
Total loans, gross	4,706,393	100.00%	4,077,019	100.00%
Net deferred loan fees	(2,178)		(2,090)
Total loans	$4,704,215		$4,074,929
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

Table 15: Commercial Real Estate Loans
(dollars in thousands)	Loan Balance	% of Commercial Real Estate	Collateral Value	Minimum LTV	Maximum LTV
September 30, 2026
Manufactured home community	$1,118,987	30.42%	$2,009,167	15.90%	75.28%
RV Park	451,113	12.26%	844,098	15.80%	72.96%
Retail	328,883	8.94%	720,231	6.10%	73.26%
Multifamily	323,287	8.79%	731,902	4.81%	78.60%
Office	293,011	7.96%	623,799	4.30%	74.60%
Industrial	256,636	6.98%	632,527	0.51%	75.00%
Mini storage	207,592	5.64%	412,140	6.62%	69.55%
Faith-based	188,050	5.11%	501,725	0.98%	75.00%
All other types[1]	511,365	13.90%	1,118,802	3.45%	119.80%
Total[2]	$3,678,924	100.00%	$7,594,391

December 31, 2025
Manufactured home community	$1,025,386	31.02%	$1,820,597	16.16%	73.59%
RV Park	412,955	12.49%	742,097	17.56%	74.70%
Retail	317,536	9.61%	668,216	6.23%	74.23%
Multifamily	286,064	8.65%	618,588	7.56%	79.21%
Industrial	247,368	7.48%	563,631	0.99%	91.33%
Faith-based	193,362	5.85%	513,107	8.66%	75.00%
Mini storage	190,252	5.76%	381,810	14.63%	70.00%
Office	175,767	5.32%	404,727	4.62%	74.95%
All other types[1]	457,023	13.82%	966,325	0.79%	134.52%
Total[2]	$3,305,713	100.00%	$6,679,098
1Types of collateral in the “all other types” category are those that individually make up less than 5.00% of the commercial real estate concentration.
2Minimum LTV and maximum LTV not shown for aggregated totals, as such values are meaningful only when presented by specific category.
Over the past several years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed materially. Our primary focus remains commercial real estate lending (including commercial, commercial land and development, and commercial construction), which constitutes 80.84% of loans held for investment at September 30, 2026. Commercial secured lending represents 6.66% of loans held for investment at September 30, 2026.

We recognize that our commercial real estate loan concentration is significant within our balance sheet. Commercial real estate loan balances as a percentage of risk-based capital were 504.66% and 594.17% as of September 30, 2026 and December 31, 2025, respectively. The decrease period-over-period is primarily attributable to an increase in risk-based capital as the result of an underwritten public offering of common stock during the three months ended September 30, 2026. We have established internal concentration limits in the loan portfolio for commercial real estate loans by sector (e.g., manufactured home communities, self-storage, hospitality, etc.). All loan sectors were within our established limits as of September 30, 2026. Additionally, our loans are geographically concentrated with borrowers and collateralized properties primarily in California.
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
Table 16 sets forth the contractual maturities and sensitivity to interest rate changes of our loan portfolio as of the dates indicated.

Table 16: Contractual Maturities and Sensitivity to Interest Rate Changes - Gross Loans
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
September 30, 2026
Loans with fixed interest rates:
Real estate:
Commercial	$79,610	$351,621	$290,432	$3,544	$725,207
Commercial land and development	—	174	—	—	174
Commercial construction	—	—	3,244	—	3,244
Residential construction	—	—	—	—	—
Residential	4	6,382	1,047	402	7,835
Farmland	—	—	4,391	—	4,391
Commercial:
Secured	2,798	46,795	14,651	—	64,244
Unsecured	118	4,001	24,099	—	28,218
Consumer and other	221	69,667	355,537	—	425,425
Total loans with fixed interest rates	82,751	478,640	693,401	3,946	1,258,738

Loans with floating or adjustable interest rates:
Real estate:
Commercial	45,454	392,232	2,460,017	56,014	2,953,717
Commercial land and development	567	1,270	476	—	2,313
Commercial construction	9,993	51,071	42,905	15,348	119,317
Residential construction	6,020	19,549	—	—	25,569
Residential	1,290	11,569	20,687	149	33,695
Farmland	1,040	17,751	33,845	—	52,636
Commercial:
Secured	100,070	78,848	58,870	11,568	249,356
Unsecured	3,788	7,158	—	—	10,946
Consumer and other	—	106	—	—	106
Total loans with floating or adjustable interest rates	168,222	579,554	2,616,800	83,079	3,447,655
Total gross loans	$250,973	$1,058,194	$3,310,201	$87,025	$4,706,393

Total gross loans:
Real estate:
Commercial	$125,064	$743,853	$2,750,449	$59,558	$3,678,924
Commercial land and development	567	1,444	476	—	2,487
Commercial construction	9,993	51,071	46,149	15,348	122,561
Residential construction	6,020	19,549	—	—	25,569
Residential	1,294	17,951	21,734	551	41,530
Farmland	1,040	17,751	38,236	—	57,027
Commercial:
Secured	102,868	125,643	73,521	11,568	313,600
Unsecured	3,906	11,159	24,099	—	39,164
Consumer and other	221	69,773	355,537	—	425,531
Total	$250,973	$1,058,194	$3,310,201	$87,025	$4,706,393

Table 16: Contractual Maturities and Sensitivity to Interest Rate Changes - Gross Loans (continued)
(dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
December 31, 2025
Loans with fixed interest rates:
Real estate:
Commercial	$31,238	$275,099	$366,518	$3,571	$676,426
Commercial land and development	—	176	—	—	176
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Residential	24	5,741	1,313	412	7,490
Farmland	—	—	4,612	—	4,612
Commercial:
Secured	3,187	36,461	16,118	—	55,766
Unsecured	58	5,781	23,417	—	29,256
Consumer and other	72	17,779	257,472	—	275,323
Total loans with fixed interest rates	34,579	341,037	669,450	3,983	1,049,049

Loans with floating or adjustable interest rates:
Real estate:
Commercial	29,907	274,098	2,257,847	67,435	2,629,287
Commercial land and development	602	500	74	—	1,176
Commercial construction	1,429	49,478	32,749	13,104	96,760
Residential construction	4,790	3,267	332	—	8,389
Residential	4,344	4,931	20,485	316	30,076
Farmland	1,775	12,829	40,390	—	54,994
Commercial:
Secured	57,918	67,862	59,623	10,567	195,970
Unsecured	4,524	6,642	—	—	11,166
Consumer and other	—	152	—	—	152
Total loans with floating or adjustable interest rates	105,289	419,759	2,411,500	91,422	3,027,970
Total gross loans	$139,868	$760,796	$3,080,950	$95,405	$4,077,019

Total gross loans:
Real estate:
Commercial	$61,145	$549,197	$2,624,365	$71,006	$3,305,713
Commercial land and development	602	676	74	—	1,352
Commercial construction	1,429	49,478	32,749	13,104	96,760
Residential construction	4,790	3,267	332	—	8,389
Residential	4,368	10,672	21,798	728	37,566
Farmland	1,775	12,829	45,002	—	59,606
Commercial:
Secured	61,105	104,323	75,741	10,567	251,736
Unsecured	4,582	12,423	23,417	—	40,422
Consumer and other	72	17,931	257,472	—	275,475
Total gross loans	$139,868	$760,796	$3,080,950	$95,405	$4,077,019

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
SBA Loans
During the nine months ended September 30, 2026, the Company did not sell any SBA 7(a) loans.

Non-accrual Loans
Table 17 provides details of our nonperforming and restructured assets and certain other related information as of the dates presented.

Table 17: Nonperforming and Restructured Assets
	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Non-accrual loans:
Real estate:
Commercial	$13,072	$2,666
Commercial:
Secured	223	430
Total non-accrual loans	13,295	3,096

Loans past due 90 days or more and still accruing:
Total loans past due and still accruing	—	—
Total nonperforming loans	13,295	3,096

Real estate owned	—	—
Total nonperforming assets	$13,295	$3,096

Performing loan modifications (“LMs”) (not included above)	$—	$—

Allowance for credit losses to period end nonperforming loans	371.49%	1,434.40%
Nonperforming loans to loans held for investment	0.28%	0.08%
Nonperforming assets to total assets	0.24%	0.07%
Nonperforming loans plus performing LMs to loans held for investment	0.28%	0.08%
The ratio of nonperforming loans to loans held for investment was 0.28% at September 30, 2026, as compared to 0.08% at December 31, 2025.
The ratio of the allowance for credit losses to period end nonperforming loans decreased from 1,434.40% as of December 31, 2025 to 371.49% as of September 30, 2026. This decrease was related to one Community Reinvestment Act loan that was placed on non-accrual status during the three months ended June 30, 2026. The balance of the loan is $11.4 million as of September 30, 2026, and it was originally downgraded to substandard in 2025. This was partially offset by improvements across the remainder of the nonperforming loan portfolio.
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

Table 18: Gross Loans Held for Investment by Credit Quality Risk Rating
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2026
Real estate:
Commercial	$3,477,922	$143,909	$38,032	$19,061	$—	$3,678,924
Commercial land and development	2,487	—	—	—	—	2,487
Commercial construction	122,561	—	—	—	—	122,561
Residential construction	25,569	—	—	—	—	25,569
Residential	41,530	—	—	—	—	41,530
Farmland	56,455	572	—	—	—	57,027
Commercial:
Secured	301,954	2,671	7,968	1,007	—	313,600
Unsecured	36,664	—	2,500	—	—	39,164
Consumer and other	425,528	—	—	3	—	425,531
Total	$4,490,670	$147,152	$48,500	$20,071	$—	$4,706,393

December 31, 2025
Real estate:
Commercial	$3,173,099	$76,118	$35,124	$21,372	$—	$3,305,713
Commercial land and development	1,352	—	—	—	—	1,352
Commercial construction	81,840	14,920	—	—	—	96,760
Residential construction	8,389	—	—	—	—	8,389
Residential	37,566	—	—	—	—	37,566
Farmland	58,521	585	500	—	—	59,606
Commercial:
Secured	238,605	10,272	1,906	953	—	251,736
Unsecured	40,422	—	—	—	—	40,422
Consumer and other	275,469	—	—	6	—	275,475
Total	$3,915,263	$101,895	$37,530	$22,331	$—	$4,077,019
Loans designated as watch, special mention, and substandard increased to $215.7 million at September 30, 2026 from $161.8 million at December 31, 2025. There were no loans with doubtful risk grades at September 30, 2026 or December 31, 2025.
Allowance for Credit Losses
The allowance for credit losses is established through a provision for credit losses charged to operations. Loans are charged off against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged-off amounts, if any, are credited to the allowance for credit losses.
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
At September 30, 2026, the Company’s allowance for credit losses was $49.4 million, as compared to $44.4 million at December 31, 2025. The $5.0 million increase in the allowance is due to a $7.3 million provision for credit losses (excluding a $0.2 million provision for unfunded commitments) recorded during the nine months ended September 30, 2026, partially offset by net charge-offs of $2.3 million, primarily attributable to commercial and industrial loans, during the same period.
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

Table 19: Allocation of the Allowance for Credit Losses

(dollars in thousands)	Allowance for Credit Losses	% of Allowance for Credit Losses	% of Loans to Total Loans
September 30, 2026
Real estate:
Commercial	$28,540	57.79%	78.19%
Commercial land and development	92	0.19%	0.05%
Commercial construction	4,526	9.16%	2.60%
Residential construction	806	1.63%	0.54%
Residential	461	0.93%	0.88%
Farmland	432	0.87%	1.21%
Commercial:
Secured	10,630	21.52%	6.66%
Unsecured	502	1.02%	0.83%
Consumer and other	3,401	6.89%	9.04%
Total	$49,390	100.00%	100.00%

December 31, 2025
Real estate:
Commercial	$25,219	56.77%	81.08%
Commercial land and development	56	0.13%	0.03%
Commercial construction	4,050	9.12%	2.37%
Residential construction	213	0.48%	0.21%
Residential	362	0.82%	0.92%
Farmland	467	1.05%	1.46%
Commercial:
Secured	11,204	25.23%	6.17%
Unsecured	482	1.09%	0.99%
Consumer and other	2,356	5.31%	6.77%
Total	$44,409	100.00%	100.00%
The ratio of the allowance for credit losses to total loans held for investment was 1.05% at September 30, 2026, a decline from 1.09% at December 31, 2025.

Table 20: Activity Within the Allowance for Credit Losses
	As of and for the three months ended				As of and for the nine months ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
(dollars in thousands)	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment	Activity	% of Average Loans Held for Investment
Average loans held for investment	$4,612,608		$3,831,785		$4,365,479		$3,697,065

Allowance for credit losses - beginning of period	$47,335		$40,167		$44,409		$37,791

Net (charge-offs) recoveries:
Real estate:
Commercial	—	—%	(280)	(0.01)%	—	—%	(280)	(0.01)%
Commercial:
Secured	(642)	(0.01)%	(353)	(0.01)%	(2,242)	(0.05)%	(2,454)	(0.07)%
Unsecured	—	—%	—	—%	2	—%	(50)	—%
Consumer and other	(3)	—%	27	—%	(29)	—%	4	—%
Net charge-offs	(645)	(0.01)%	(606)	(0.02)%	(2,269)	(0.05)%	(2,780)	(0.08)%

Provision for credit losses	2,700		2,500		7,250		7,050

Allowance for credit losses - end of period	$49,390		$42,061		$49,390		$42,061

Loans held for investment	$4,704,215		$3,887,259		$4,704,215		$3,887,259
Allowance for credit losses to loans held for investment	1.05%		1.08%		1.05%		1.08%
The ratio of the allowance for credit losses to loans held for investment decreased from 1.08% as of September 30, 2025 to 1.05% as of September 30, 2026. Net charge-offs as a percent of average loans held for investment decreased from 0.02% for the three months ended September 30, 2025 to 0.01% for the three months ended September 30, 2026. Net charge-offs as a percent of average loans held for investment decreased from 0.08% for the nine months ended September 30, 2025 to 0.05% for the nine months ended September 30, 2026.

Liabilities
During the first nine months of 2026, total liabilities increased by $633.4 million from $4.3 billion as of December 31, 2025 to $4.9 billion as of September 30, 2026. This increase was primarily due to an increase in deposits of $623.4 million. The increase in deposits was largely due to increases in money market, non-interest-bearing, and interest-bearing transaction deposits of $712.6 million, $126.0 million, and $71.5 million, respectively, partially offset by a $296.8 million decrease in time deposits, mainly attributable to a $265.0 million decline in wholesale deposits.
Deposits
Representing 97.61% of our total liabilities as of September 30, 2026, deposits are our primary source of funding for our business operations.
Total deposits increased by $623.4 million, or 14.84%, to $4.8 billion at September 30, 2026 from $4.2 billion at December 31, 2025. The increase in deposits was largely due to increases in money market, non-interest-bearing, and interest-bearing transaction deposits of $712.6 million, $126.0 million, and $71.5 million, respectively, partially offset by a $296.8 million decrease in time deposits, mainly attributable to a $265.0 million decline in wholesale deposits. The Company defines wholesale deposits as brokered deposits and California Time Deposit Program deposits. Non-interest-bearing deposits increased by $126.0 million from December 31, 2025 to $1.2 billion at September 30, 2026, representing 25.09% of total deposits at that date, as compared to 25.82% of total deposits at December 31, 2025. Our loan to deposit ratio was 97.51% at September 30, 2026, as compared to 97.00% at December 31, 2025. We closely monitor the loan to deposit ratio for purposes of both operational objectives and regulatory capital compliance.
Table 21 summarizes our deposit composition by average deposit balances and average rates paid for the periods indicated.

Table 21: Deposit Composition by Average Balances and Rates Paid
	For the three months ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$433,005	1.63%	8.82%	$300,642	1.58%	7.59%
Money market and savings accounts	2,980,314	3.02%	60.73%	2,005,062	3.21%	50.61%
Time accounts	282,857	3.70%	5.76%	639,434	4.28%	16.14%
Demand accounts	1,212,088	—%	24.69%	1,016,560	—%	25.66%
Total deposits	$4,908,264	2.19%	100.00%	$3,961,698	2.44%	100.00%

	For the nine months ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Amount	Average Rate Paid	% of Total Deposits	Average Amount	Average Rate Paid	% of Total Deposits
Interest-bearing transaction accounts	$388,929	1.45%	8.40%	$295,933	1.51%	7.87%
Money market and savings accounts	2,670,435	2.98%	57.70%	1,814,202	3.21%	48.21%
Time accounts	402,695	3.71%	8.70%	690,506	4.32%	18.35%
Demand accounts	1,166,376	—%	25.20%	961,903	—%	25.57%
Total deposits	$4,628,435	2.16%	100.00%	$3,762,544	2.46%	100.00%
Net uninsured and uncollateralized deposits totaled approximately $1.5 billion and $1.4 billion at September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, our 75 largest deposit relationships, each accounting for more than $10.0 million, totaled $2.4 billion, or 49.92% of our total deposits. The average age on deposit relationships of more than $5.0 million was approximately 7.45 years as of September 30, 2026. As of December 31, 2025, our 53 largest deposit relationships, each accounting for more than $10.0 million, totaled $2.0 billion, or 47.82% of our total deposits.
Table 22 shows the entity types making up our large deposit relationships at the dates indicated.

Table 22: Composition of Large Deposit Relationships
(dollars in thousands)	September 30, 2026	December 31, 2025
Municipalities	$1,009,467	$789,643
Non-profits	390,717	283,666
Businesses	1,008,190	760,516
Brokered deposits	—	174,981
Total	$2,408,374	$2,008,806
Our largest single deposit relationship at September 30, 2026 related to a government agency. The balance for this customer was $304.0 million, or approximately 6.30% of total deposits as of that date. At December 31, 2025, our largest single deposit relationship related to a government agency and had a balance of $290.0 million, or 6.90% of total deposits as of that date. As our demand deposits fluctuate, we have purchased brokered deposits as needed to supplement liquidity. We do not consider brokered deposits as core deposits, but as another deposit funding source for our loan growth.
Table 23 sets forth the maturity of time deposits as of September 30, 2026.

Table 23: Scheduled Maturities of Time Deposits
(dollars in thousands)	$250,000 or Greater	Less than $250,000	Total	Uninsured Portion
Remaining maturity:
Three months or less	$205,485	$8,341	$213,826	$202,485
Over three through six months	12,182	9,914	22,096	8,182
Over six through twelve months	8,498	12,675	21,173	5,498
Over twelve months	343	409	752	93
Total	$226,508	$31,339	$257,847	$216,258
FHLB Advances and Other Borrowings
From time to time, we utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. There were no borrowings outstanding as of either September 30, 2026 or December 31, 2025.
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
Table 24 is a summary of our outstanding subordinated notes as of September 30, 2026.

Table 24: Subordinated Notes Outstanding
(dollars in thousands)	Issuance Date	Amount of Notes	Prepayment Right	Maturity Date
Subordinated notes	August 2022	$75,000	August 17, 2027	September 1, 2032

Fixed at 6.00% through September 1, 2027, then three-month Term SOFR plus 329.0 basis points (7.37% as of September 30, 2026) through maturity

Shareholders’ Equity
Shareholders’ equity totaled $617.2 million at September 30, 2026 and $445.8 million at December 31, 2025. The increase in shareholders’ equity was primarily a result of $130.0 million of additional common stock outstanding and $59.9 million recognized as net income during the period, partially offset by $16.8 million in cash dividends paid during the period and a $3.2 million increase in accumulated other comprehensive loss.
Liquidity and Capital Resources
Liquidity Management
We manage liquidity based upon factors that include the level of diversification of our funding sources, the composition of our deposit types, the availability of unused funding sources, our off-balance-sheet obligations, the amount of cash and liquid securities we hold, and the availability of assets to be readily converted into cash without undue loss. As the primary federal regulator of the Bank, the FDIC evaluates our liquidity on a stand-alone basis pursuant to applicable guidance and policies.
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance-sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities, and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds, and the ability to convert assets into cash. Changes in economic conditions or exposure to borrower credit quality, capital markets, and operational, legal, or reputational risks could also affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management.
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

As of September 30, 2026, we had a shelf registration statement on file with the SEC registering the offer and sale by us of up to $300.0 million of any combination of equity or debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, and units in one or more offerings. Specific information on the terms of any securities being offered, including the expected use of proceeds from the sale of such securities, are provided at the time of the offering. In July 2026, we sold an aggregate of 3,133,750 shares of our common stock at a price of $44.00 per share in a public offering (the “2026 Public Offering”), for net proceeds to us, after deducting underwriting discounts and commissions and offering expenses payable by us, of approximately $130.0 million, to be used for general corporate purposes and to support continued growth, including through investments in the Bank to pursue growth opportunities, and for working capital. The 2026 Public Offering used approximately $137.9 million of the securities registered under our shelf registration statement on file with the SEC, leaving approximately $162.1 million available for future offerings.
Sources and Uses of Cash
Our executive officers and board of directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from deposits, and our principal uses of cash include funding of loans, operating expenses, income taxes, and dividend payments, as described below. As of September 30, 2026, management believes the above-mentioned sources will provide adequate liquidity during the next twelve months for the Bank to meet its operating needs. In addition, in July 2026, the Company closed the 2026 Public Offering. The proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $130.0 million, providing additional cash to support the Company’s ongoing operating needs.
Loans
Loans are a significant use of cash in daily operations, and a source of cash as customers make payments on their loans or as loans are sold to other financial institutions. Cash flows from loans are affected by the timing and amount of customer payments and prepayments, changes in interest rates, the general economic environment, competition, and the political environment.
During the nine months ended September 30, 2026, we had cash outflows of $631.6 million in loan originations and advances, net of principal collected, and no loans originated for sale.
Additionally, in the ordinary course of business, we enter into commitments to extend credit, such as commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2026, off-balance-sheet commitments totaled $673.0 million. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth, and liquid assets.
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
During the nine months ended September 30, 2026, we had cash inflows of $623.4 million related to an increase in deposits.
During the twelve months following September 30, 2026, approximately $257.1 million of time deposits are expected to mature. After the twelve months following September 30, 2026, we expect $0.8 million of time deposits to mature through 2030. These deposits may or may not renew due to general competition. We expect the outflow will not be significant and can be replenished through our organic growth in deposits. We believe our emphasis on local deposits and our San Francisco Bay Area and Southern California expansions provide a stable funding base.

At September 30, 2026, cash and cash equivalents represented 14.08% of total deposits.
Investment Securities
Our investment securities totaled $84.2 million at September 30, 2026. Mortgage-backed securities and obligations of states and political subdivisions comprised 50.45% and 42.49% of our investment portfolio, respectively. Cash proceeds from mortgage-backed securities result from payments of principal and interest by borrowers. Cash proceeds from obligations of states and political subdivisions occur when these securities are called or mature. Assuming the current prepayment speed and interest rate environment, we expect to receive approximately $6.3 million from our securities over the twelve months following September 30, 2026. In future periods, we expect to maintain approximately the same level of cash flows from our securities. Depending on market yield and our liquidity, we may purchase securities as a use of cash in our interest-earning asset portfolio.
During the nine months ended September 30, 2026, we had cash proceeds from sales, maturities, calls, and prepayments of securities of $7.9 million. Additionally, at September 30, 2026, securities available-for-sale totaled $82.2 million, of which $77.6 million has been pledged as collateral for borrowings and other commitments.
FHLB Financing
The Bank is a shareholder of the FHLB, which enables the Bank to have access to lower-cost FHLB financing when necessary. At September 30, 2026, the Bank had no outstanding FHLB financing borrowings and a total financing availability of $552.2 million, net of letters of credit issued of $1.2 billion.
Federal Reserve Discount Window
The Company has the ability to borrow from the Federal Reserve Discount Window when necessary. At September 30, 2026, the Bank had no outstanding Federal Reserve Discount Window borrowings and a total financing availability of $1.1 billion.
Correspondent Bank Lines of Credit
At September 30, 2026, the unused and available amount for borrowing from correspondent bank lines of credit was $185.0 million.
Total Liquidity
Total liquidity (consisting of cash and cash equivalents and unused and immediately available borrowing capacity as set forth in Table 25) was approximately $2.5 billion as of September 30, 2026.

Table 25: Total Liquidity
	September 30, 2026
(dollars in thousands)	Line of Credit	Letters of Credit Issued	Borrowings	Available
FHLB advances	$1,714,154	$1,162,000	$—	$552,154
Federal Reserve Discount Window	1,110,142	—	—	1,110,142
Correspondent bank lines of credit	185,000	—	—	185,000
Cash and cash equivalents	—	—	—	679,482
Total	$3,009,296	$1,162,000	$—	$2,526,778
Future Contractual Obligations
Our estimated future contractual obligations as of September 30, 2026 include both current and long-term obligations. Under our operating leases, we have an operating lease liability of $11.9 million. We have a current obligation of $257.1 million and a long-term obligation of $0.8 million related to time deposits, as discussed in Note 5, Interest-Bearing Deposits. We have net subordinated notes of $74.2 million, all of which are long-term obligations. We also have contractual obligations on unfunded loan commitments and standby letters of credit totaling $673.0 million.

Dividends
A use of liquidity for the Company is shareholder dividends. The Company paid dividends to its shareholders totaling $6.1 million during the three months ended September 30, 2026.
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
Historical Information
Table 26 summarizes our consolidated cash flow activities.

Table 26: Consolidated Cash Flow Activities
	Nine months ended September 30,
(dollars in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$69,203	$52,055	$17,148
Net cash used in investing activities	(633,215)	(356,583)	276,632
Net cash provided by financing activities	736,643	532,632	204,011
Operating Activities
Net cash provided by operating activities increased by $17.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher net income, higher net changes in interest receivable and other assets, higher net changes in interest payable and other liabilities, higher depreciation and amortization, and a lack of loans originated for sale during the period. These sources of cash were partially offset by a lack of gross proceeds from sale of loans, as well as purchases of transferable tax credits and lower net change in operating lease liability. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.
For additional information about our operating results, see “Results of Operations” above.
Investing Activities
Net cash used in investing activities increased by $276.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher originations of loans held for investment, net of repayments.
Financing Activities
Net cash provided by financing activities increased by $204.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to proceeds from the 2026 Public Offering and an increase in deposits.

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
Under federal regulations implementing the Basel III framework, the Bank is subject to minimum risk-based and leverage capital requirements. The Bank is also subject to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. Capital amounts for Bancorp and the Bank, and the Bank’s prompt corrective action classification, are also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors. As of September 30, 2026, both Bancorp and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank qualified as “well-capitalized” under the prompt corrective action framework.
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
The capital adequacy ratios as of September 30, 2026 and December 31, 2025 for Bancorp and the Bank are presented in Tables 27 and 28. As of September 30, 2026 and December 31, 2025, Bancorp’s Tier 2 capital included subordinated notes, which were not included at the Bank level. Eligible amounts of subordinated notes included in Tier 2 capital will be phased out by 20% per year beginning five years before the maturity date of the notes.

Table 27: Capital Ratios for Bancorp
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total capital (to risk-weighted assets)	$753,091	15.00%	$401,641	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$628,659	12.52%	$301,231	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$628,659	12.52%	$225,923	4.50%	N/A	N/A
Tier 1 leverage	$628,659	11.21%	$224,354	4.00%	N/A	N/A
December 31, 2025
Total capital (to risk-weighted assets)	$572,874	13.33%	$343,779	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$454,830	10.58%	$257,834	6.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	$454,830	10.58%	$193,376	4.50%	N/A	N/A
Tier 1 leverage	$454,830	9.70%	$187,499	4.00%	N/A	N/A

Table 28: Capital Ratios for the Bank
	Actual Ratio		Required for Capital Adequacy Purposes[1]		Ratio to be Well-Capitalized under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total capital (to risk-weighted assets)	$732,156	14.63%	$400,563	8.00%	$500,704	10.00%
Tier 1 capital (to risk-weighted assets)	$681,874	13.62%	$300,422	6.00%	$400,563	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$681,874	13.62%	$225,317	4.50%	$325,457	6.50%
Tier 1 leverage	$681,874	12.16%	$224,232	4.00%	$280,290	5.00%
December 31, 2025
Total capital (to risk-weighted assets)	$554,071	12.92%	$342,984	8.00%	$428,729	10.00%
Tier 1 capital (to risk-weighted assets)	$510,067	11.89%	$257,238	6.00%	$342,984	8.00%
Common equity tier 1 capital (to risk-weighted assets)	$510,067	11.89%	$192,928	4.50%	$278,674	6.50%
Tier 1 leverage	$510,067	10.89%	$187,409	4.00%	$234,261	5.00%
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
On July 31, 2026, the FDIC and the Office of the Comptroller of the Currency issued a proposal that would revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire community, including low- and moderate- income individuals and neighborhoods, under the Community Reinvestment Act. Among other changes, the proposal would revise the asset thresholds and performance standards applicable to banks of different sizes; reduce certain data collection, maintenance, and reporting requirements for banks with $10 billion or less in assets, which would include the Bank, and modify the evaluation of retail lending and community development activities. We are continuing to evaluate the potential impact of the proposal on the Bank.
On September 17, 2026, the FDIC issued a proposal that would revise its regulations governing the review of merger transactions under the Bank Merger Act. The proposal would make changes intended to expedite the processing of merger applications, including by establishing shorter review periods and streamlined filing requirements for certain smaller transactions and corporate reorganizations, and revise the FDIC’s analysis of competitive effects in local markets, including by taking into account the market share of competing credit unions. We are continuing to evaluate the proposal and its potential impact on the Bank.

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
The Company’s total interest income was $79.2 million for the three months ended September 30, 2026 and $248.9 million for the year ended December 31, 2025. Our total interest expense was $28.2 million for the three months ended September 30, 2026 and $97.0 million for the year ended December 31, 2025. Overall, our net interest income was $50.9 million for the three months ended September 30, 2026 and $151.9 million for the year ended December 31, 2025.
Economic value of equity (“EVE”) measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet, assuming that the rate change remains in effect over the life of the current balance sheet. As of September 30, 2026, the Company carried a higher balance of liabilities than assets that will reprice within the next twelve months in the event that interest rates fall.
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
As of September 30, 2026, the overnight federal funds rate (the rate used in the interest rate shock scenarios listed below) was 3.88%, increasing from 3.64% at December 31, 2025. The scenarios presented assume that interest rates change instantaneously (“shock”) and that there are no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.
Table 29 summarizes the estimated effect on net interest income (“NII”) and EVE from changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve-month period utilizing an interest sensitivity (GAP) analysis based on the Company’s specific mix of interest-earning assets and interest-bearing liabilities as of September 30, 2026 and December 31, 2025.

Table 29: Estimated Effect on NII and EVE from Changing Interest Rates
	September 30, 2026		December 31, 2025
Change in Interest Rates	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)	Estimated Change in NII (as % of NII)	Estimated Change in EVE (as % of EVE)
(in basis points)
+300 (shock)	(3.46)%	(6.10)%	(1.72)%	(9.70)%
+200 (shock)	(1.88)%	(4.20)%	(1.19)%	(6.77)%
+100 (shock)	(0.87)%	(2.17)%	(0.47)%	(3.55)%
+ 0 (flat)	—%	—%	—%	—%
-100 (shock)	0.50%	2.14%	0.86%	2.45%
-200 (shock)	2.27%	3.82%	2.82%	4.07%
-300 (shock)	5.74%	5.09%	9.44%	8.79%

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating and implementing its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, such controls.

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
(c)Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Five Star Bancorp
(registrant)

November 5, 2026	/s/ James E. Beckwith
Date	James E. Beckwith
President &
Chief Executive Officer
(Principal Executive Officer)

November 5, 2026	/s/ Heather C. Luck
Date	Heather C. Luck
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)